Form 10-K
period 1994-01-31
DART GROUP CORP
filed 1994-05-02
CIK 26938

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended January 31, 1994

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from
- ---------- to ----------

Commission file number 0-1946
                       ------

                                DART GROUP CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                  53-0242973
- -------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

3300 75th Avenue, Landover, Maryland                    20785
- -------------------------------------  --------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code         (301) 731-1200
                                                  ---------------------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

               Class A Common Stock, Par Value $1.00 per share
               -----------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x  .  No      .
                                               -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  (   )

At April 29, 1994, registrant had 1,453,423 shares of Class A Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant was approximately $98,026,000. The Class B Common Stock, of which there are 302,952 shares outstanding, is the only voting stock and is not publicly traded.

All the Registrant's voting stock, Class B Common Stock, is held by affiliates.

The exhibit index begins at page 102 of this Form 10-K.

                                     PART I

Item 1.   Business
     Dart Group Corporation (the "Corporation") operates retail discount auto parts stores through Trak Auto Corporation ("Trak Auto"), retail discount book stores through Crown Books Corporation ("Crown Books"), retail discount grocery stores through Shoppers Food Warehouse Corp. ("Shoppers Food"), retail discount beverage stores through Total Beverage Corporation ("Total Beverage"), a real estate company through Cabot-Morgan Real Estate Company ("CMREC"), and a financial business which purchases bankers' acceptances through Dart Group Financial Corporation ("Dart Financial"). The Corporation, Trak Auto, Crown Books, Shoppers Food, Total Beverage, CMREC, Dart Financial and the Corporation's other direct and indirect wholly-owned and majority-owned subsidiaries and majority owned partnerships are referred to collectively as the "Company". The Corporation owns 65% of the common stock of Trak Auto, 51% of the common stock of Crown Books, in excess of 50% of the common stock of Shoppers Food, 100% of the common stock of Total Beverage, 100% of the common stock of CMREC and 100% of the common stock of Dart Financial. The common stock of Trak Auto and Crown Books is traded on the National Association of Securities Dealers Automated Quotations Systems ("NASDAQ") national market under the symbols TRKA and CRWN, respectively.

     On January 31, 1994, there were 314 Trak Auto, 240 Crown Books, and 35 Shoppers Food stores; CMREC owned a 75% interest in two real estate partnerships which own and operate two shopping centers and 51% of three real estate partnerships which own and operate two shopping centers and an office building; and there were three Total Beverage stores. On such date, Dart Financial owned approximately $62,307,000 of bankers' acceptances.

Trak Auto Operations

     Trak Auto operates retail discount specialty stores in the Washington, D.C., Richmond, Virginia, Chicago, Illinois and Los Angeles, California metropolitan areas.

     Trak Auto is engaged in the retail sale of a wide range of automobile parts and accessories for the do-it-yourself market. Trak Auto products include "hard parts" (such as alternators, starters, shock absorbers, fan belts, spark plugs, mufflers, thermostats, and wheel bearings), as well as motor oil, oil filters, headlights, batteries, waxes, polishes, car stereos, anti-freeze and windshield wipers. A typical store normally carries 10,000 different item numbers or SKU's. Trak Auto does not sell tires and does not provide automotive service or installation.

     During the year ended January 30, 1993, Trak Auto organized Super Trak Corporation. Super Trak was organized as a Delaware corporation to operate retail auto part stores and is a wholly-owned subsidiary of Trak Auto. Super Trak stores are similar to the Trak Auto stores described above, however, the stores provide additional services and merchandise. Super Trak stores carry approximately 5,000 more SKU's, concentrated primarily in application parts categories. Additionally, the stores feature special order services permitting customers access to virtually any automotive part, including engines. The stores also offer extensive technical assistance through computerized parts look-up, instruction for repairs, free use of specialized tools, and factory trained parts people. Trak Auto is planning a conversion to the Super Trak concept through the opening of new stores and the conversion, relocation and expansion of its existing stores.

     Trak Auto's merchandise is generally purchased directly from a large number of manufacturers and suppliers. Trak Auto's distribution system is computerized utilizing an automated replenishment and perpetual inventory system to generate shipments of product from distribution centers in Landover, Md., Bridgeview, Ill. and Ontario, California. The required items are generally assembled and packaged for delivery in the order in which they will be unpacked and displayed on the shelves at the retail stores, promoting store efficiency. Inventories are monitored both at stores and in the distribution centers to determine purchase requirements. Trak Auto has a computerized point of sale ("POS") register system in every store. Trak Auto uses scanners to identify most merchandise at the register and uses a price look-up function to price the sale. Most merchandise is pre-labeled with bar codes by the manufacturers.

     Trak Auto's merchandising philosophy is to develop strong consumer recognition and acceptance of its name by use of mass-media advertising to promote a broad selection of products at low prices. Trak Auto emphasizes quality customer service through knowledgeable personnel and advanced technology such as electronic parts look-up, POS and computerized do-it-yourself aids.

     Trak Auto stores are approximately 5,000 to 6,000 square feet and Super Trak stores range from 6,000 to 11,000 square feet. Trak Auto's stores use modern fixtures and equipment and the interiors have been standardized, so that the interiors of new stores can be assembled quickly. The stores are open seven days a week.

     The following table indicates Trak Auto's store locations and the number of stores opened, closed and remodeled for the last five years.

                                            Number of Stores
                                         at end of fiscal year
                                   --------------------------------
 Metropolitan Area                 1990   1991   1992   1993   1994
 -----------------                 ----   ----   ----   ----   ----
 Washington, D.C. ............       74     77     81     84     86
 Baltimore, Maryland .........       14     14      6      0      0
 Richmond, Virginia ..........       14     14     15     15     15
 Chicago, Illinois ...........       93    100     99     99     97
 Los Angeles, California .....      113    119    121    119    116
 San Diego, California........        -      7     11      0      0
                                   ----   ----   ----   ----   ----
          Total ..............      308    331    333    317    314
                                   ====   ====   ====   ====   ====

Super Trak Stores
- -----------------
 Opened during the year.......        -      -      -      1     10
 Closed during the year.......        -      -      -      -      1
Classic Trak Stores
- -------------------
 Opened during the year.......       36     26     19      6      1
 Closed during the year.......        2      3     17     23     13
 Converted to Super Trak
   during the year............        -      -      -     11     52
 Remodeled during the year....        -      4      -      -      -

Super Trak Stores                     -      -      -     12     73
Classic Trak Stores                 308    331    333    305    241

     Trak Auto had 15 stores substantially damaged or completely destroyed in the Los Angeles civil disturbances at the end of the first fiscal quarter of 1993. Eleven of these stores have subsequently reopened and four stores remain closed. The Los Angeles earthquake in January of 1994 damaged two Trak Auto stores and one Super Trak resulting in their closing. The Super Trak reopened shortly after year-end while the two Trak Auto stores remain closed.

     Trak Auto has closed certain stores in various markets. At January 29, 1994, Trak Auto had an accrual for closed stores of approximately $1,000,000 which represents estimated unrecoverable lease costs (net of sublease), the remaining book value of leasehold improvements and certain other costs. The net charge (income) was $(943,000), $500,000, and $3,162,000 during fiscal 1994, 1993, and 1992, respectively. Income during the year ended January 29, 1994 was the result of early lease terminations, net of cash buyouts. Trak Auto continually reviews store operations and expects to close additional underperforming stores in the future.

     A restructuring charge of $7,400,000 was recorded in 1993 for the anticipated costs associated with closing, relocating, expanding and converting existing stores to the new Super Trak concept. During the year ended January 29, 1994, approximately $600,000 was charged to this reserve. No store contributed more than 1.0% to Trak Auto's consolidated sales during the year ended January 29, 1994.

Crown Books Operations
     Crown Books operates specialty retail book stores offering popular hardback books, paperbacks and magazines below the publishers' suggested retail prices.

     Crown Books responds to the demand for books at prices below the publishers' suggested retail prices and at the same time provides quality service to its customers. Crown Books sells hardbacks on The New York Times best seller list at 40% below the publishers' suggested retail prices, paperbacks on The New York Times best seller list at 25% below the publishers' suggested retail prices, other new books at 10% to 25% below the publishers' suggested retail prices, and magazines at 10% below the publishers' suggested retail prices. Crown Books sells publishers' over-stock, reprints and former best sellers at significant discounts from the publishers' original suggested retail prices. In addition, Crown Books allows customers at all stores to special order books not stocked in inventory at discount pricing. This merchandise is generally purchased directly from a large number of publishers and suppliers and Crown Books is not dependent on any single publisher or supplier.

     Crown Books advertises intensively, primarily through newspapers, seasonal radio and television and direct mail, stressing its pricing policy. Crown Books satisfies regional and local consumer preferences by tailoring the selections and quantities of books that it makes available in individual stores. Crown Books clusters its stores in selected market areas to maximize the efficiency of advertising, publicity, management and distribution. Within those areas, Crown Books generally locates its stores in convenient strip shopping centers and urban street locations. These locations typically may be rented at more favorable rates than locations in large enclosed malls and provide for increased consumer awareness and convenience of the store locations.

     All major merchandising decisions concerning pricing, advertising and promotional campaigns, as well as the initial ordering of inventory for each store, are managed centrally at Crown Books' headquarters in Landover, Maryland. Over 80% of the merchandise is shipped directly from publishers to the stores. Best sellers and other hardback books which are purchased in large quantities are often shipped directly from the publishers to Crown Books' regional warehouses for distribution to the stores. Inventories are monitored both at stores and in the central office in Landover, Maryland, to determine purchase requirements. In general, unsold books and magazines can be returned to the publishers for credit.

     During the year ended January 31, 1990, Crown Books organized Super Crown Books Corporation ("Super Crown Books"). Super Crown Books was organized as a Delaware corporation to operate retail book superstores and is a wholly-owned subsidiary of Crown Books. The first Super Crown Books store opened in May of 1990 and Crown Books has been expanding the Super Crown concept since. The stores carry as many as 70,000 titles, nearly seven times the number of titles as a classic Crown Books store. Super Crown Books stores provide enhanced service as well as value to its customers, wider aisles, a children's play area, and benches and chairs to sit and relax.

     The following table indicates the locations of Crown Books' stores and the number of stores opened, closed and remodeled by Crown Books for the last five years:

                                           Number of Stores
                                         at end of fiscal year
                                ------------------------------------
                                1990    1991    1992    1993    1994
                                ----    ----    ----    ----    ----
Washington, D.C. ...........      62      63      61      59      60
Los Angeles, California ....      75      80      79      76      68
Chicago, Illinois ..........      44      44      43      43      43
San Francisco, California ..      30      31      30      30      31
San Diego, California ......      19      19      20      20      17
Houston, Texas .............       8       6       5       3       6
Seattle, Washington ........      15      16      16      16      15
                                ----    ----    ----    ----    ----
  Total.....................     253     259     254     247     240
                                ====    ====    ====    ====    ====

Super Crown Books stores:
- -------------------------
   Opened during the year....      -       6       9      13      37
   Closed during the year....      -       -       -       -       4

Classic Crown Books stores:
- ---------------------------
   Opened during the year....     33      10       4       -       5
   Closed during the year....      -      10      18      20      45
   Remodeled during the year.      -      16       7       2       -

Super Crown Books stores....       -       6      15      28      61
Classic Crown Books stores..     253     253     239     219     179

      Classic Crown Books stores are approximately 2,000 to 3,000 square feet and Super Crown Books stores are approximately 6,500 to 35,000 square feet, and all use specially-designed display fixtures. The Company's new prototype stores, such as the Super Crown White Flint in Rockville, Maryland, generally range from approximately 12,000 to 35,000 square feet. The new prototype stores permit more effective and economic utilization of space. The interior of the stores is standardized, so that the stores can be assembled quickly. Most of the stores are open seven days a week.

      Currently, all Super Crown Books stores and all classic Crown Books stores have computerized point of sale and inventory management systems ("systems"). Crown Books implemented systems in new stores and in the remaining classic Crown Books stores during fiscal 1994. The systems enable store personnel to scan bar coded merchandise resulting in less time to process the sales transaction and more accurate pricing. The systems also provide detailed inventory information on an item basis to store management and the central office providing for better informed reordering and merchandising decisions.

     Crown Books believes systems will enhance customer service as well as store operating efficiency.

     The majority of Crown Books' stores are located in strip shopping centers anchored by supermarkets and drug stores.

     Crown Books has closed certain stores in various markets. At January 29, 1994, Crown Books had a reserve for closed stores of approximately $1,000,000, which represents the estimated unrecoverable lease costs, and certain other incidental costs. Crown Books recorded net charges (income) of $(631,000), $513,000 and $1,106,000 during the fiscal years 1994, 1993 and 1992 for closed stores. Income during the year ended January 29, 1994 was the result of early lease terminations, net of cash buyouts. Crown Books continues to review store operations and may close additional stores in the future.

     Crown Books recorded a restructuring charge of $6,600,000 during the year ended January 30, 1993 for anticipated costs associated with closing, relocating, expanding and converting existing classic stores to the Super Crown Books concept. At January 29, 1994, Crown Books had charged approximately $840,000 against this reserve. These charges consisted primarily of unrecoverable lease costs (including buyouts of remaining lease terms) and the remaining book value of leasehold improvements and store fixtures for stores which have closed.

     Crown Books continues to test various concepts (principally related to the size of the store) in the Super Crown Books prototypes. As a result of these test stores, Crown Books has determined that a number of the smaller Super Crown Books stores opened in previous years (typically 6,000 - 10,000 square feet) are not a competitive format in the current market environment. These stores have been negatively impacted by the industry's roll out of the larger stores. Accordingly, Crown Books recorded an additional restructuring charge of $6,200,000 in the year ended January 29, 1994, representing the anticipated costs (unrecoverable lease costs and the remaining book value of leasehold improvements and store fixtures subsequent to management's estimate of the stores' closing dates) associated with closing, relocating and converting these stores to the new, larger prototype.

     No store contributed more than 2.0% to Crown Books' consolidated sales during the year ended January 29, 1994.

Shoppers Food Operations

     Shoppers Food operates retail discount grocery stores that sell groceries, meats, produce, beer and wine, baked goods, cigarettes, health and beauty aids and have a deli department. The stores are located in the Washington, D. C. metropolitan area and the warehouses and office facilities are located in Lanham, Maryland. The Corporation acquired in excess of 50% of the common stock of Shoppers Food (see Note 3 to the Consolidated Financial Statements) during fiscal 1989.

     Shoppers Food's stores are operated on a high volume discount pricing marketing strategy. Shoppers Food stores are operated primarily on a self-service basis and customers bag or box their own groceries. The stores sell popular brand names at discount prices as well as manufacturers' or distributors' specials.

     The following table indicates the number of stores and the number of stores opened, closed and remodeled for the last five years.


                                                 Number of Stores
                                                   January 31,
                                     ------------------------------------
                                     1990    1991    1992    1993    1994
                                     ----    ----    ----    ----    ----

Total Open.....................        21      24      31      34      35

Opened during the year.........         4       3       7       4       2
Closed during the year.........         1       -       -       1       1
Remodeled during the year......         1       -       1       1       2



Total Beverage Corporation

     Total Beverage operates retail discount beverage superstores in the Washington, D.C. metropolitan area. The stores carry a wide range of foreign and domestic beers and wines as well as non-alcoholic beverages. The Corporation organized Total Beverage Corporation on January 26, 1993 and purchased the assets for the first store on February 27, 1993 from Shoppers Food for approximately $1,494,000. In October 1993 Total Beverage opened two additional stores and is seeking locations for additional stores.

Cabot-Morgan Real Estate Company

     CMREC, a wholly-owned subsidiary, was organized under the laws of Delaware as a real estate development company. CMREC owns the majority interest in five real estate partnerships that own four shopping centers and an office building in the Washington, D.C. metropolitan area. CMREC owns 75% of two of these partnerships (each owning a shopping center) and 51% of the other three partnerships (two owning shopping centers and one owning an office building). The remaining partnership interests are owned by partnerships in which the partners are members of the Haft family. Combined Properties, Inc., a Haft controlled entity, manages the shopping centers and office building for the partnerships. Trak Auto, Crown Books, Shoppers Food and Total Beverage have stores in some of these shopping centers.

Dart Financial Operations

     Dart Financial is engaged in the business of buying and holding bankers' acceptances. Dart Financial acquires institutional size transactions of typically $5,000,000. All of the outstanding bankers' acceptances are obligations of Japanese banks with a minimum credit rating of A1/P1 and are secured further by the underlying commodities.

     A bankers' acceptance is a short-term instrument drawn on and accepted by a bank that, by accepting the draft, assumes the obligation to pay the draft at maturity. By purchasing bankers' acceptances, the purchaser assists in financing purchases of merchandise by commercial businesses. Obligations to the holders of bankers' acceptances typically are secured by the merchandise being purchased. While there is an active market for bankers' acceptances, such market is not regulated by any governmental agency.

     Fluctuations in market interest rates and the creditworthiness of the accepting bank are the major factors which affect the value of a bankers' acceptance. Accordingly, management has established certain criteria for buying and holding bankers' acceptances, including limiting purchases to acceptances which have maturities of six months or less, limiting purchases to acceptances of banks selected from a periodically reviewed list which management believes are creditworthy, purchasing acceptances that are "with recourse" obligations for which the drawer is contingently liable and diversifying purchases among the selected group of banks.

     It is management's belief that the foregoing criteria provide an appropriate basis for financing commercial transactions through the purchase and holding of bankers' acceptances and afford an opportunity for reasonable profit relative to the risks incurred.

     During the year ended January 31, 1994 Dart Financial purchased bankers' acceptances at face value of approximately $442,125,000, sold bankers' acceptances of approximately $2,000,000 at face value, and held bankers' acceptances of approximately $468,250,000 at face value to maturity. On January 31, 1994, Dart Financial held bankers acceptances of approximately $62,525,000 at face value compared to $90,650,000 one year ago.

Competition

     The market for the products and services provided by the Corporation's retail discount specialty operations is highly competitive. The stores compete with retail outlets, including drug stores, supermarkets, department stores, hardware stores, variety stores, auto parts stores and book stores.
Competitors range from small independent stores to large regional and national chains, many of which have greater resources than the Corporation and its subsidiaries. The stores encounter strong competition with respect to the prices at which they sell their products and services. Many companies are engaged in the financial business through dealing in bankers' acceptances and many have greater assets than Dart Financial. Many companies are engaged in real estate development and many have greater resources than CMREC.

Employees

     On January 31, 1994, the Company and its subsidiaries employed approximately 6,580 full time and 4,590 part time persons. The Company considers its relations with employees to be good.

Changes in Management

     Robert M. Haft's employment as President and Chief Operating Officer of the Corporation terminated in June 1993. In August 1993, Ronald S. Haft was elected President and Chief Operating Officer of the Corporation. Robert M. Haft's employment as Chief Executive Officer and President of Crown Books concluded in November 1992 upon the employment and election of Glenn Hemmerle to those two positions. Robert Haft continued to serve as Chairman of Crown Books until June 25, 1993, when he was removed as a director by action of the Corporation pursuant to its rights under Delaware corporation law. Thereafter, Herbert H. Haft resumed the position of Chairman of the Board of Crown Books.

     The Board of Directors of each of the Corporation, Crown Books and Trak Auto was reconstituted in 1993 to include five new directors, four of whom are neither officers or employees of the Company. Bonita A. Wilson and Douglas M. Bregman were elected directors of the Corporation, Crown Books and Trak Auto in June 1993. Ronald S. Haft became President and Chief Operating Officer of the Corporation on August 1, 1993 and a director of the Corporation, Crown Books and Trak Auto on July 28, 1993. H. Ridgely Bullock and Larry G. Schafran were elected as directors by the respective boards of the Corporation, Crown Books and Trak Auto pursuant to each company's bylaws on December 20, 1993. Robert
M. Haft and Gloria G. Haft ceased to be directors of the Corporation, Crown Books and Trak Auto in June 1993.

     These changes have affected the Company's operations in two respects. First, current management's review of Crown Books' operations and market position concluded that many of the Super Crown stores opened under the direction of the former Chairman were not in a competitive format in the the current market environment, in which competitors have opened larger stores. Current management has moved in a direction towards the conversion of many of Crown Books' classic Crown and Super Crown Books stores to larger Super Crown Books stores, and the elimination of a number of stores, requiring a restructuring charge of $6.2 million and increased capital expenditures over the next three to five years. Second, litigation, principally that initiated by Robert Haft, has required management to divert significant time and expense to defend against the claims. See Note 6 to the Consolidated Financial Statements.

Segment Information

     See Note 16 to the Consolidated Financial Statements.

Item 2.  Properties

     The Corporation has a lease with a private partnership in which members of the Haft family own all of the beneficial interests for a headquarters building and distribution center of approximately 271,000 square feet in Landover, Maryland. The Corporation has sublet 210,000 square feet of the headquarters building and distribution center to Trak Auto and 28,000 square feet to Crown Books. In addition, the Corporation has a lease agreement with the aforementioned partnership for land, identified for future Trak Auto expansion, adjacent to the headquarters building and distribution center. Trak Auto has agreed to bear the annual carrying cost for the land.

     Trak Auto

     All of Trak Auto's 314 stores are leased. As of January 31, 1994, the total minimum payments for Trak Auto's retail stores and equipment under leases aggregated approximately $85,555,000 to lease expiration dates. The lease expiration dates (without regard to renewal options) range from 1994 to 2013. Twenty-three of these leases, are with entities in which members of the Haft family have all or substantially all the beneficial interest, two are with CMREC shopping centers and two are subleased from Crown Books.

      Trak Auto leases a 176,000 square foot distribution center located in Bridgeview, Illinois, and a 317,000 square foot distribution center located in Ontario, California, from private partnerships in which members of the Haft family own all of the beneficial interests.

     Crown Books

     All of Crown Books' 240 stores are leased. As of January 31, 1994, the total minimum payments for Crown Books' retail stores and equipment aggregated approximately $114,297,000 to the lease expiration dates. The lease expiration dates (without regard to renewal options) range from 1994 to 2009. Thirteen of these leases are with entities in which members of the Haft family have all or substantially all the beneficial interest and three are with CMREC shopping centers.

     Shoppers Food

     Shoppers Food leases 34 stores and owns one store. As of January 31, 1994, the total minimum payments for Shoppers Food's 34 retail stores and equipment under lease aggregated approximately $165,902,000 to the lease expiration dates. The lease expiration dates (without regard to renewal options) range from 1994 to 2013. Seven of these leases are with entities in which members of the Haft family have all or substantially all the beneficial interest and one is with a CMREC shopping center.

     Shoppers Food has a lease agreement with a limited partnership in which members of the Haft family and the owners of the minority interest in Shoppers Food own all of the beneficial interests for approximately 86,000 square feet of space in an office building in Lanham, Maryland. Shoppers Food has sublet approximately 25,000 square feet of the office to unaffiliated third parties.

     Total Beverage

     Total Beverage's three stores are leased. As of January 31, 1994, the total minimum payments for Total Beverage's retail stores under lease aggregated approximately $10,947,000 to the lease expiration dates. The lease expiration dates (without regard to renewal options) range from 1994 to 2008. One lease agreement is with a partnership in which members of the Haft family have all or substantially all the beneficial interest and two are with CMREC shopping centers.

     CMREC

     As of January 31, 1994, CMREC owned a 75% interest in two shopping centers located in Greenbelt and Silver Spring, Maryland, a 51% interest in a shopping center and office building located in Fairfax, Virginia and 51% interest in a shopping center located in Prince William County, Virginia. The remaining interests in these properties are owned by partnerships in which members of the Haft family own all the beneficial interests. At January 31, 1994, the total minimum rental revenues for these properties aggregated approximately $113,853,000 to the lease expiration dates, which range from 1994 to 2011.

     Warehouse Facility

     During fiscal 1991, the Corporation, because of its guarantee as part of the sale of its drug store division in fiscal 1985, reassumed the lease obligations for certain warehouse and office facility leases. The leases, with private partnerships in which members of the Haft family own all of the beneficial interests, are for 533,800 square feet of warehouse and office facility space in Landover, Maryland. Trak Auto has a sublease agreement for 6,500 square feet of the facility for a term of one year with nine one year option periods and Shoppers Food currently subleases, on a month to month basis, approximately 6,000 square feet of the facility. The Corporation is actively marketing the remaining space for lease to unaffiliated parties.

     See Note 4 to the Consolidated Financial Statements for further information regarding leases with related parties.

Item 3.   Legal Proceedings

     See Note 6 to the Corporation's Consolidated Financial Statements.


Item 4.   Submission of Matters to a Vote of Security Holders

     Inapplicable.




                                    PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters

     The following table shows the high and low sale prices for the common stock in the over-the-counter market for the fiscal quarters indicated, as reported by NASDAQ.

Class A Common Stock

                                                            Dividends
Quarter Ended               High             Low              Paid
- -------------               ----             ---            ---------

April 30, 1992               78               69             .03 1/3
July 31, 1992                74               67             .03 1/3
October 31, 1992             74 1/2           68 1/2         .03 1/3
January 31, 1993             87               66 1/2         .03 1/3

April 30, 1993               87               74             .03 1/3
July 31, 1993                88               76             .03 1/3
October 31, 1993             88 1/2           77             .03 1/3
January 31, 1994             88 1/2           79             .03 1/3



                                       Approximate Number of Record
Title of Class                       Holders (As of March 31, 1994)
- --------------                       ------------------------------

Class A Common Stock $1.00 Par Value             390

Class B Common Stock $1.00 Par Value               4

Item 6.   Selected Financial Data

Income Statement Data:  (in thousands, except per share and sales % data)

                                                   Fiscal Year
                         --------------------------------------------------------------
                             1994        1993         1992         1991         1990
                         ----------   ----------   ----------   ----------   ----------

Revenues                 $1,376,543   $1,272,677   $1,195,148   $1,083,583   $  943,050
Unusual items                 -            3,894        -            1,829        -
Income  (loss) before
  minority interests           (225)      11,652       18,113       18,623       20,876
Minority interests
  (1), (2), (3) and
  (4)                        (6,512)      (8,143)     (11,802)     (10,473)      (8,976)
Income before extra-
  ordinary items and
  cumulative effect of
  accounting change           -            3,509        6,311        8,150       11,900
Extraordinary items:
  Repurchase of
    debentures (5)            -             (885)      (1,589)         104         (223)
Cumulative effect of
  change in accounting
  principle (6)               -            1,135        -            -            -
                         ----------   ----------   ----------   ----------   ----------
Net Income (loss)        $   (6,737)  $    3,759   $    4,722   $    8,254   $   11,677
                         ==========   ==========   ==========   ==========   ==========

Earnings per share:
Income (loss) before
  extraordinary items
  and cumulative effect
  of accounting
  change                 $    (4.10)  $     1.91   $     3.46   $     4.36 $       6.27
Extraordinary items:
  Repurchase of
    debentures                -             (.48)        (.87)         .06         (.12)
Cumulative effect of
  change in accounting
  principle                   -              .62        -            -            -
                         ----------   ----------   ----------   ----------   ----------
Net Income (loss)        $    (4.10)  $     2.05   $     2.59   $     4.42   $     6.15
                         ==========   ==========   ==========   ==========   ==========

Cash dividends
  declared per
  share of Class A
  common stock           $     0.13   $     0.13   $     0.13   $     0.13   $     0.13
                         ==========   ==========   ==========   ==========   ==========


Balance Sheet Data:                              (in thousands)
- -------------------
                                                   Fiscal Year
                         --------------------------------------------------------------
                            1994         1993         1992         1991         1990
                         ----------   ----------   ----------   ----------   ----------

Working capital          $  281,242   $  267,801   $  260,374   $  369,061   $  363,595
Total assets (4)            802,898      722,379      696,395      704,080      658,274
Long-term
  obligations
  (4) and (5)               151,818      120,231       92,096      178,310      180,061
Stockholders'
  Equity                    274,307      279,239      276,476      271,896      263,528

(1)       The Corporation owns 65% of the common stock of Trak Auto.

(2)       The Corporation owns 51% of the common stock of Crown Books.

(3)       The Corporation owns in excess of 50% of the common stock of Shoppers
          Food.

(4) On December 31, 1989, partnerships in which CMREC holds a 75% interest purchased two shopping centers. The operating results of these partnerships are reported from January 1, 1990. On March 12, 1991 CMREC acquired a 51% interest in two partnerships that own the Greenbriar Town Center. The operating results of these partnerships are reported from March 12, 1991. In January 1993, CMREC acquired a 51% interest in a partnership that owns Bull Run Plaza. The operating results of this partnership are reported from January 1, 1993.

(5)       See Note 14 to the Consolidated Financial Statements.

(6) The 1993 cumulative effect of a change in accounting principles was the result of Trak Auto's adopting Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes.


Note:   See Item 7.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

     Cash, including short-term instruments, U.S. government and other marketable debt securities and bankers' acceptances, is the Company's primary source of liquidity. Cash, including short-term instruments, U.S. government and other marketable debt securities and bankers' acceptances, increased by $10,300,000 to $287,377,000 at January 31, 1994 from $277,077,000 at January
31, 1993. This increase was primarily due to funds provided by operations, proceeds from a mortgage obtained by CMREC for Bull Run Plaza, stock option exercises, a stock option purchase and funds received from Trak Auto's insurance carrier as a result of the 1993 civil disturbances in Los Angeles. The increase was offset by capital expenditures for superstore expansion by Trak Auto and Crown Books, the acquisition of, and subsequent capital expenditures for Total Beverage, and cash paid by CMREC for construction and renovation of Bull Run Plaza.

     For the year ended January 31, 1994, the Company realized a pretax yield of approximately 3.2% on the bankers' acceptances, and 3.2% on United States Treasury Bills, and realized an annualized total return of approximately 5.4% on marketable debt securities.

     Operating activities provided $38,402,000 in funds to the Company for the year ended January 31, 1994, compared to $25,223,000 for the same period one year ago. The increase is primarily a result of the timing of payments for merchandise inventory and other accrued liabilities which had the effect of extending payments to after January 31, 1994 and to a decrease in income tax payments as a result of lower taxable income.

     Investing activities used $71,327,000 of the Company's funds during the year ended January 31, 1994, compared to using $11,212,000 of such funds for the same period one year ago. The primary use of funds was the conversion of Trak Auto and Crown Books United States Treasury Bills to marketable debt securities. Capital expenditures increased $7,644,000 over the prior year as a result of continuing Trak Auto's and Crown Books' expansion to Super Trak and Super Crown formats, respectively, and Total Beverage store openings. In addition, Crown Books completed the purchase and installation of point-of-sale equipment in all stores.

     Financing activities provided $18,797,000 to the Company during the year ended January 31, 1994, compared to $3,699,000 one year ago. The primary source of these funds in both years was borrowings secured by real estate mortgages (as discussed below), which were partially offset in fiscal 1993 by the repurchase of the Corporation's remaining outstanding debentures.

     The Corporation, together with Crown Books and Trak Auto, has a $6,000,000 revolving credit facility agreement. As of January 31, 1994 there has been no borrowing under this credit agreement (see Note 7 to the Consolidated Financial Statements).

     During fiscal 1994, CMREC (through the Bull Run Plaza partnership) obtained a $9,750,000 mortgage which was used to repay the Corporation the bridge loan it advanced to that partnership for the purchase of its shopping center and the Briggs Chaney partnership refinanced two mortgages at Briggs Chaney Shopping Center into one $16,000,000 mortgage bearing interest at 8.5%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

for a term of ten years, secured by the land and building at that shopping center. During fiscal 1993, CMREC (through the Greenbriar Retail partnership) obtained a $38,000,000 mortgage, which may be increased to $40,600,000 upon meeting additional lease criteria.

     At January 31, 1994, Crown Books had eleven signed leases for Super Crown stores, Trak Auto had eleven signed leases for new stores and 13 signed agreements for additional space in existing stores for Super Trak stores, Shoppers Food had two signed leases for new stores and CMREC's Bull Run Plaza is undergoing renovation and expansion.

     The Company anticipates that funds necessary to fund these capital expenditures, as well as purchase inventory for new stores, meet the Company's long-term lease obligations, and pay current liabilities, will come from operations, existing current assets and, if necessary, the aforementioned credit agreement.

     The liquid assets maintained by the Company are intended to fund the expansion of the Company's retail business through opening stores in new markets, converting selected existing stores to superstores, and opening additional stores in existing markets.

At January 31, 1994:

     Working capital increased by $13,441,000 to $281,242,000 at January 31, 1994 from $267,801,000 at January 31, 1993. The increase was primarily due to an increase in cash (see discussion of cash above). Increased inventory levels were offset by increased accounts payable, trade.

At January 31, 1993:

     Working capital increased by $7,427,000 to $267,801,000 at January 31, 1993 from $260,374,000 at January 31, 1992. The increase was primarily due to funds received from the Greenbriar mortgage, current operating results, increased inventory for new Super Trak and Super Crown stores which was more than increased accounts payable as a result of the timing of inventory purchases, and the timing of payments for other current liabilities. The increase was partially offset by the redemption of the outstanding debentures, additional investment in real estate partnerships by CMREC and increased capital expenditures.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS
  Year Ended January 31, 1994 Compared to the Year Ended January 31, 1993

Trak Auto
     Sales of $334,798,000 in fiscal 1994 increased by $19,005,000 or 6.0% from the prior fiscal year primarily due to increased sales for stores converted from classic to Super Trak stores. Sales for stores open more than one year increased 1.3% for the year ended January 29, 1994. Super Trak sales increased to $78,054,000 from $6,775,000 one year ago and comparable Super Trak sales decreased 4.0%. Classic Trak Auto store sales decreased to $256,744,000 from $309,018,000 as a result of converting over 50 classic stores to Super Traks. Comparable sales for classic Trak Auto stores increased 1.4%. Sales for Super Trak stores represented 23.3% and 2.1% of total sales for the year ended January 29, 1994 and January 30, 1993, respectively.

     During the year ended January 29, 1994, Trak Auto opened ten Super Trak stores, converted 52 classic stores to Super Traks and opened one classic Trak store while closing one Super Trak (temporarily due to the January 1994 Los Angeles earthquake), and 13 classic Trak stores. Super Trak stores have generated increased sales at converted locations as well as increased gross margin as a result of the change in product mix (increased hard parts). Trak Auto believes that by leasing larger stores it can obtain more favorable lease rates and that as the stores mature, operating expenses as a percentage of sales will decrease. The increased sales and margins together with the knowledge acquired during the current year to control operating expenses are expected to have a positive impact on future operating results.

     Interest and other income decreased by $197,000 during the year ended January 29, 1994 compared to the year ended January 30, 1993. The decrease was primarily due to decreased sublease income as a result of the expiration of the primary lease and was partially offset by an increase in interest income as a result of increased average balance on funds available for short-term investment.

     Cost of sales, store occupancy and warehousing expenses as a percentage of sales increased to 76.4% for the year ended January 29, 1994, compared to 73.9% for the year ended January 30, 1993. This increase was primarily the result of decreased margins as a result of Trak Auto's marketing strategy of reducing prices to meet increased competition and increased advertising costs resulting from utilizing alternative advertising media.

     Selling and administrative expenses, as a percentage of sales, were 21.2% of sales for the year ended January 29, 1994 compared to 20.9% for the year ended January 30, 1993. The increase was primarily due to increased payroll costs associated with opening and operating Super Trak stores. The increase was partially offset by favorable settlement of future lease obligations of $943,000 for stores closed in prior years and by decreased insurance costs as a result of Trak Auto's safety programs, which have reduced workers compensation claims.

     Depreciation and amortization increased $727,000 when compared to fiscal 1993. The increase was due primarily to the increase in fixed assets resulting from conversions to Super Trak.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

  Year Ended January 31, 1994 Compared to the Year Ended January 31, 1993
    (Continued)

     Interest expense increased $40,000 for the year ended January 29, 1994 compared to the year ended January 30, 1993 due to amounts owed under capital lease obligations.

     During the year ended January 29, 1994, Trak Auto recorded a tax benefit of $545,000 as a result of its current book net operating loss and the effect of certain permanent book/tax differences.

Crown Books

     Sales of $275,125,000 for the year ended January 29, 1994 increased by $34,443,000 or 14.3% compared to the year ended January 30, 1993. Sales for stores open more than one year decreased 0.6% for the year ended January 29, 1994. Sales for Super Crown Books stores represented 39.8% and 21.0% of total sales for the twelve months ended January 29, 1994 and January 30, 1993, respectively. Super Crown Books stores sales of $109,637,000 increased 116.7% over the prior year and sales for comparable Super Crown Book stores increased
1.2%.   Classic Crown Books stores sales of $164,886,000 decreased 13.3% over the prior year and sales for comparable classic Crown Books stores decreased
1.0%.   As a result of the adoption of a 52/53 week fiscal year in December of
1992, fiscal 1994 has one less day than fiscal 1993. If prior year sales are adjusted to reflect the 52/53 week fiscal year, total sales increased 14.5% for the year ended January 29, 1994 and comparable sales decreased 0.3%.

     During the twelve months ended January 29, 1994, Crown Books opened 37 Super Crown Books stores, five expanded classic Crown Books stores and one store that primarily sells remainders, while closing 45 classic Crown Books stores and four Super Crown Books stores. At January 29, 1994, Crown Books had a total of 240 stores and subsequent to that date, opened five Super Crown Books stores and closed eight classic Crown Books stores.

     Interest and other income increased by $58,000 when compared to the prior fiscal year. The increase was primarily due to increased income from magazine distributors for displays in new stores. Interest income decreased $193,000 as a result of decreased funds available for short term investment.

     Cost of sales, store occupancy, and warehousing as a percentage of sales was 80.4% for the year ended January 29, 1994 compared to 78.5% the prior fiscal year. The increase was primarily due to a decrease in store margins, as a result of a less favorable sales mix, increased purchasing from wholesalers at a higher cost and the impact of closed store liquidation sales, and to an increase in store occupancy costs for Super Crown Books stores.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

  Year Ended January 31, 1994 Compared to the Year Ended January 31, 1993
    (Continued)


     Selling and administrative expenses as a percentage of sales were 17.1% for the year ended January 29, 1994 compared to 16.0% for the same period one year ago. The increase was due primarily to increased payroll costs at both the store and administrative levels, largely the result of expansion of Super Crown Books stores, and to increased legal fees (see Note 6 to the Consolidated Financial Statements) including the accrual of future estimated legal costs to be incurred in relation to certain litigation. The increases were partially offset by decreased insurance costs as a result of Crown Books' efforts to reduce workers compensation cost.

     Depreciation and amortization expense increased by $1,568,000 for the year ended January 29, 1994 when compared to the prior fiscal year. This increase was primarily due to the acquisition and installation of a point-of-sale system in all stores and to the purchase of fixed assets for new Super Crown Books stores.

     Interest expense decreased by $68,000 in fiscal 1994 compared to fiscal 1993 due to the reduction of amounts owed under capital lease obligations.

     During the year ended January 29, 1994, Crown Books recorded a restructuring charge of $6,200,000 before income taxes. The charge includes the anticipated costs associated with closing, relocating, expanding and converting smaller existing Super Crown Books to a new larger prototype store. This charge reflects the cost of implementing a decision of current management to close smaller Super Crown Books stores opened over the past three years which have proved to be too small to compete effectively. These costs are primarily unrecoverable lease obligations and the remaining book value of leasehold improvements.

     Crown Books recorded a $276,000 tax benefit during the year ended January 29, 1994.

Shoppers Food

     Shoppers Food sales increased $30,177,000 or 4.4% to $718,144,000 during the twelve months ended January 31, 1994 when compared to the same period in the prior year. The increase is primarily due to the opening of two new stores during 1994. Sales on a comparable basis decreased 3.8% largely due to new stores opening near existing stores.

     Interest and other income increased $1,022,000 during the twelve months ended January 31, 1994 as a result of increased funds available for short-term investment.

     Cost of sales, store occupancy and warehousing, as a percentage of sales, decreased to 82.1% during the twelve months ended January 31, 1994 compared to 83.8% for the same period last year. The decrease is primarily due to increased margins as a result of a lessening of competitive pricing pressure in the Washington, D.C. grocery market.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

  Year Ended January 31, 1994 Compared to the Year Ended January 31, 1993
    (Continued)

     Selling and administrative expenses, as a percentage of sales, increased to 14.0% from 12.9% during the twelve months ended January 31, 1994. The increase resulted primarily from increased payroll and insurance costs and from a $1,000,000 charge for a closed store reserve.

     Depreciation and amortization decreased $599,000 during the twelve months ended January 31, 1994 when compared to the same period last year. The decrease is primarily the result of an increase in fixed assets last year and Shoppers Food recording a full year depreciation at that time.

     Shoppers Foods' effective income tax was 39.2% for the year ended January 31, 1994 compared to 39.0% in the prior year.

Total Beverage

     Total Beverage purchased the assets of a discount beverage superstore in February 1993 and opened two additional stores in October 1993. During the year ended January 31, 1994, Total Beverage sales were $15,273,000 and Total Beverage recorded a net operating loss of $5,512,000 which included legal expenses of approximately $3,800,000 (see Note 6 to the Consolidated Financial Statements).

Cabot-Morgan Real Estate

     Revenues from real estate properties increased by $5,005,000 during the year ended January 31, 1994 when compared to the same period in the prior year. The increase is the result of the acquisition of Bull Run Plaza in January 1993 and Greenbriar Town Center's increased occupancy for the whole year.

     During the twelve months ended January 31, 1993, Greenbriar Town Center completed renovation and expansion and the center became fully operational. As a result, and combined with the acquisition of Bull Run Plaza, CMREC's administrative expenses increased to $6,107,000 from $3,957,000 and depreciation expense increased to $4,338,000 from $3,190,000 during the twelve months ended January 31, 1994.

     Interest expense increased by $2,774,000 to $7,683,000 during the twelve months ended January 31, 1994, primarily due to the full year impact of the mortgage for Greenbriar Town Center and to the mortgage at Bull Run Plaza.

     CMREC is included in the Corporation's federal income tax return but files separate state returns. Accordingly, CMREC has recorded a $16,000 tax provision.

Dart Financial and Other Corporate

     Income from bankers' acceptances decreased $871,000 during the year ended January 31, 1994 when compared to the same period in the prior year. The decrease is due to a decrease in the bankers' acceptances portfolio as a result of funds used for the redemption of the Corporation's debentures in

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

  Year Ended January 31, 1994 Compared to the Year Ended January 31, 1993
    (Continued)

July 1992 and to the Corporation converting bankers' acceptances to higher yielding instruments in fiscal 1994.

     Interest and other income increased $270,000 during the year ended January 31, 1994 when compared to the same period in the prior year. In its efforts to maximize total interest income, the Corporation has invested funds where it believes they will generate the highest return consistent with minimizing principal risk. Accordingly, the Corporation transferred bankers' acceptances to marketable debt securities.

     Administrative expenses for the Corporation increased $2,777,000 during the year ended January 31, 1994, due primarily to increased payroll and legal costs (see Note 6 to the Consolidated Financial Statements).

     Interest expense for the Corporation decreased by $1,787,000 during the year ended January 31, 1994 when compared to the same period in the prior year. The decrease is the result of the Corporation's redemption of the remaining debentures in July 1992.

     Trak Auto, Crown Books and Shoppers Food file separate income tax returns. CMREC, Total Beverage and Dart Financial are included in the Corporation's income tax returns. The Corporation's current net operating loss was not tax benefitted as a result of the complete utilization of all available carrybacks.

     As a result of the Corporation's operating loss for the year ended January 31, 1994, a net tax operating loss carryforward of $7,090,000 was created.
The Corporation's cumulative total net tax operating loss carryforward is $8,643,000. All net operating loss carryforwards will expire by fiscal 2009. In addition, the Corporation has an Alternative Minimum Tax ("AMT") credit carryforward of approximately $1,010,000.

  Year Ended January 31, 1993 Compared to the Year Ended January 31, 1992

Trak Auto

     Sales of $315,793,000 in fiscal 1993 decreased by $3,842,000 or 1.2% from the prior fiscal year primarily due to the closure of 11 underperforming stores in San Diego during the second quarter as well as the continuing impact of the stores destroyed or damaged during the civil disturbances in Los Angeles during the first quarter. Trak Auto's decision to close the San Diego stores was largely due to those stores inability to generate the sales volume necessary to meet expenses. In Los Angeles, the six stores that remain closed and the nine stores that subsequently reopened contributed to the decrease in sales. These decreases were partially offset by three new Super Trak stores and increased sales at nine stores converted to Super Trak stores and a 2.6% increase in sales for stores open more than one year.

     Interest and other income increased by $614,000 during the year ended January 31, 1993 compared to the twelve months ended January 31, 1992. The increase was due to increased interest income as a result of increased funds

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

  Year Ended January 31, 1993 Compared to the Year Ended January 31, 1992
    (Continued)

available for short-term investments, partially offset by lower interest rates, and to increased rental income from subleases.

     Cost of sales, store occupancy and warehousing expenses as a percentage of sales decreased to 73.9% for the year ended January 31, 1993, compared to 76.0% for the year ended January 31, 1992. This decrease was primarily the result of strong margins throughout 1993 compared to 1992 when first quarter margins were low due to competitive market pressures, and was partially offset by a small increase in store occupancy costs. Margins for stores open less than one year did not vary significantly from stores open more than one year.

     Selling and administrative expenses were 20.9% of sales for the year ended January 31, 1993 compared to 20.3% for the year ended January 31, 1992. The increase was primarily due to increased payroll costs, largely a result of costs associated with the opening of Super Trak stores, and increased insurance costs associated with Trak Auto's casualty program covering general liability, auto liability and workers compensation and increased health insurance costs.

     Depreciation and amortization decreased $459,000 when compared to fiscal 1992. The decrease was due primarily to the write-off of fixed assets as a result of utilization of net operating loss carryforwards, of negative goodwill amortization and to last year's retroactive adjustment to the useful lives of certain leasehold improvements.

     Interest expense decreased $28,000 for the year ended January 31, 1993 compared to the year ended January 31, 1992 due to the reduction of amounts owed under capital lease obligations.

     During the year ended January 30, 1993, Trak Auto recorded a one-time restructuring charge of $7,400,000, before income taxes. The charge includes the anticipated costs associated with store closing, relocating, expanding and converting to the new Super Trak concept. These costs are primarily unrecoverable lease obligations.

     As a result of the stores destroyed or damaged in the Los Angeles disturbances discussed above, Trak Auto had received payments from insurance carriers of approximately $6,400,000 and recorded a receivable for an additional $3,500,000 which represent settlement of Trak Auto's insurance claims. The payments and receivable, less related expenses and the cost of the related inventory and fixed assets lost, have been recorded as a gain, classified as an unusual item during the year ended January 30, 1993.

     The effective income tax rate was 32.5% for the year ended January 30, 1993 compared to 31.4% in the prior year. Trak Auto's effective income tax rate was less than the statutory rates as a result of differences in depreciation between the book and tax basis of the assets acquired from Trak Auto West, Inc. ("Trak West").

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

  Year Ended January 31, 1993 Compared to the Year Ended January 31, 1992
    (Continued)

     Trak Auto adopted Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, effective February 1, 1992. At that time, the Company had existing unrecoverable tax benefits of net operating loss carryforwards of approximately $6,500,000 representing both preacquisition losses of Trak West and its own operating losses in 1991. In conjunction with the adoption of the standard, Trak Auto recorded $1,658,000 as the cumulative effect of recognizing that portion of the previously unrecognized tax benefits that it concluded would more likely than not be recognized and established a valuation reserve of $728,000.

Crown Books

     Sales of $240,682,000 for the year ended January 31, 1993 increased by $8,198,000 or 3.5% compared to the year ended January 31, 1992. Sales for stores open more than one year increased 2.6% for the year ended January 31, 1993. Sales for Super Crown Books stores represented 21.1% and 11.1% of total sales for the twelve months ended January 31, 1993 and 1992, respectively. Super Crown Books stores sales of $50,756,000 increased 96.7% over the prior year and sales for comparable Super Crown Books stores increased 3.4%.

     During the twelve months ended January 30, 1993, Crown Books opened 13 Super Crown Books stores and closed 19 classic Crown Books stores. In addition, in September 1992, one classic Crown Books store was completely destroyed in a fire. Crown Books recorded a partial insurance claim receivable of approximately $260,000 which consisted of the net book value of destroyed fixed assets and inventory, at cost and as such, no gain or loss has been recognized. At January 31, 1993, Crown Books had received a partial settlement of $250,000 from its insurance carrier. At January 31, 1993, Crown Books had a total of 247 stores.

     Interest and other income decreased by $1,032,000 when compared to the prior fiscal year. The decrease, due to continuing lower interest rates, was partially offset by increased funds available for short-term investment for most of the year.

     Cost of sales, store occupancy, and warehousing as a percentage of sales was 78.5% for the year ended January 31, 1993 compared to 78.1% the prior fiscal year. The increase was primarily due to greater store occupancy costs for Super Crown Books stores, as a percentage of sales, and was partially offset by increased margin as a result of the increasing contribution of Super Crown Books stores margins due to Super Crown Books stores' more favorable sales mix.

     Selling and administrative expenses as a percentage of sales were 16.0% for the year ended January 31, 1993 compared to 15.3% for the same period one year before. The increase was due primarily to payroll increases greater than sales and to increased administrative payroll largely the result of opening Super Crown Books stores. Mature Super Crown Books stores payroll costs are lower than classic Crown Books stores, as a percentage of sales.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

  Year Ended January 31, 1993 Compared to the Year Ended January 31, 1992
    (Continued)

     Depreciation and amortization expense increased by $238,000 for the year ended January 31, 1993 when compared to the prior fiscal year. This increase was primarily due to additional fixed assets in new and remodeled stores, primarily Super Crown Books stores.

     Interest expense decreased by $79,000 in fiscal 1993 compared to fiscal 1992 due to the reduction of amounts owed under capital lease obligations.

     During the year ended January 31, 1993, Crown Books recorded a restructuring charge of $6,600,000 before income taxes. The charge includes the anticipated costs associated with store closings, relocating, expanding and converting to the Super Crown Books concept. These costs are primarily unrecoverable lease obligations and the remaining book value of leasehold improvements.

     The effective income tax rate was 37.9% for the year ended January 31, 1993 compared to 38.0% for the year ended January 31, 1992.

     Crown Books adopted SFAS No. 109, Accounting for Income Taxes, effective February 1, 1992. Implementation of the standard had no significant effect on the financial statements.

Shoppers Food

     Shoppers Food sales increased $77,910,000 or 12.8% to $687,967,000 during the twelve months ended January 31, 1993 when compared to the same period in the prior year. The increase is primarily due to the opening of four new stores and was partially offset by the closing of one underperforming store. Sales on a comparable basis decreased 6.6%, largely due to the new stores opening near existing stores.

     Cost of sales, store occupancy and warehousing, as a percentage of sales, increased to 83.8% during the twelve months ended January 31, 1993 compared to 82.7% for the same period last year. The increase is primarily due to decreased margins resulting from competitive pressures in its market.

     Selling and administrative expenses, as a percentage of sales, decreased to 12.9% from 13.1% during the twelve months ended January 31, 1993. The decrease, as a percentage of sales resulted from cost controls implemented during the year.

     Depreciation and amortization increased $3,107,000 during the twelve months ended January 31, 1993 when compared to the same period last year. The increase is primarily the result of additional fixed assets in new stores.

     Shoppers Foods' effective income tax was 39.0% for the year ended January 31, 1993 compared to 38.1% in the prior year.

     Shoppers implemented SFAS No. 109, Accounting for Income Taxes, effective February 1, 1992. Adoption of the new statement did not have a material effect on financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

  Year Ended January 31, 1993 Compared to the Year Ended January 31, 1992
    (Continued)

Cabot-Morgan Real Estate

     Revenues from real estate properties increased by $4,471,000 during the year ended January 31, 1993 when compared to the same period in the prior year. The increase is the result of the acquisition of Greenbriar Town Center in March 1991 and that center's increased occupancy, increased rental income at Greenway Center, as well as the acquisition of Bull Run Plaza in January 1993.

     During the twelve months ended January 31, 1993, Greenbriar Town Center completed renovation and expansion and the center became fully operational. As a result, CMREC's administrative expenses increased to $3,957,000 from $3,352,000 and depreciation expense increased to $3,190,000 from $2,688,000 during the twelve months ended January 31, 1993.

     Interest expense increased by $1,336,000 to $4,909,000 during the twelve months ended January 31, 1993 primarily due to the $38,000,000 mortgage obtained by Greenbriar (see Note 8 to the Consolidated Financial Statements).

     CMREC is included in the Corporation's federal income tax return but files separate state returns. Accordingly, CMREC has recorded a $71,000 tax provision.

Dart Financial and Other Corporate

     Income from bankers' acceptances decreased $7,026,000 during the year ended January 31, 1993 when compared to the same period in the prior year. The decrease is due to continued lower interest rates and to a decrease in the size of the bankers' acceptances portfolio, largely the result of funds used for the redemption of the Corporation's outstanding debentures.

     Interest and other income decreased $2,011,000 during the year ended January 31, 1993 when compared to the same period in the prior year. The decrease was primarily due to continuing lower interest rates.

     Administrative expenses for the Corporation increased $248,000 during the year ended January 31, 1993, due primarily to the result of higher payroll and insurance expenses.

     Interest expense decreased by $12,258,000 during the year ended January 31, 1993 when compared to the same period in the prior year. The decrease is the result of the Corporation's repurchase or redemption of $75,000,000 in face amount of its outstanding debentures in fiscal 1992 and the redemption of the remaining debentures in July of the current fiscal year.

     During the year ended January 31, 1993, the Corporation redeemed all of its outstanding debentures, face amount of $29,120,000, resulting in a loss classified as an extraordinary item of $885,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

  Year Ended January 31, 1993 Compared to the Year Ended January 31, 1992
    (Continued)


     Trak Auto, Crown Books and Shoppers Food file separate income tax returns. CMREC and Dart Financial are included in the Corporation's income tax returns. The Corporation's current net operating loss was not tax benefitted.

     As a result of the Corporation's operating loss for the year ended January 31, 1993, a net tax operating loss carryforward of $4,305,000 was created.
This net operating loss carryforward expires in fiscal 2008. In addition, the Corporation had an AMT credit carryforward of approximately $622,000.

     The Corporation adopted SFAS No. 109, Accounting for Income Taxes, effective February 1, 1992. Implementation of the standard had no significant impact on the financial statements.

EFFECT OF NEW FINANCIAL ACCOUNTING STANDARDS

     The Company is required to adopt SFAS No. 112, Employer's Accounting for Postretirement Benefits, no later than fiscal year ending January 31, 1995. The Company does not expect that implementing the standard will have a significant impact on the financial statements.

     The Company is required to adopt SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, in fiscal 1995. The Company does not expect that implementing the standard will have a material effect on the financial statements.

SEASONALITY

     Crown Books' sales, net income and increase in working capital for quarter ended January 31 have historically been substantially higher than for any of the previous three quarters. Crown Books inventory and payables have historically been higher at the end of the third quarter than for any other quarter for the year. The fourth quarter results of operations have historically been sufficient to satisfy to a substantial degree the third quarter accounts payable requirements. Management does not believe the Corporation's other partially or wholly-owned businesses are affected by seasonality to any material extent.

EFFECTS OF INFLATION

     Inflation in the past three years has had no significant impact on the Corporation's business. The Corporation believes that Trak Auto, Crown Books, Shoppers Food and Total Beverage will recover most cost increases due to inflation with increasing selling prices.

Item 8.   Financial Statements and Supplementary Date

                                                                 Page No.
                                                                 --------

Report of Independent Public Accountants                           28

Consolidated Balance Sheets
    January 31, 1994 and 1993                                     29-30


Consolidated Statements of Income
    Years ended January 31, 1994, 1993 and 1992                   31-32

Consolidated Statements of Stockholders' Equity
    Years ended January 31, 1994, 1993 and 1992                    33

Consolidated Statements of Cash Flows
    Years ended January 31, 1994, 1993 and 1992                   34-37

Notes to Consolidated Financial Statements                        38-69

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO DART GROUP CORPORATION:

     We have audited the accompanying consolidated balance sheets of Dart Group Corporation (a Delaware corporation) and subsidiaries as of January 31, 1994 and 1993 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 1994. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dart Group Corporation and subsidiaries as of January 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 1994 in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the Consolidated Financial Statements, effective February 1, 1992, the Company changed its method of accounting for income taxes.




                                                ARTHUR ANDERSEN & CO.


Washington, D. C.,
April 27, 1994.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        January 31,
                                                --------------------------
                                                    1994          1993
                                                ------------  ------------
Current Assets:
  Cash                                          $ 17,955,000  $ 14,084,000
  Short-term instruments, including
    $133,315,000 and $156,277,000 held
    by majority owned subsidiaries
    in 1994 and 1993, respectively               138,278,000   172,624,000
  Marketable debt securities                      68,837,000         -
  Bankers' acceptances                            62,307,000    90,369,000
  Accounts receivable, trade                      15,351,000    11,156,000
  Accounts receivable, other                       1,044,000     3,652,000
  Merchandise inventories                        203,036,000   161,794,000
  Deferred income tax benefit                      6,522,000     3,247,000
  Other current assets                             4,048,000     3,117,000
                                                ------------  ------------
    Total Current Assets                         517,378,000   460,043,000
                                                ------------  ------------

Property and Equipment, at cost:
  Furniture, fixtures and equipment              128,982,000   102,779,000
  Buildings and leasehold improvements           166,250,000   144,954,000
  Land                                            33,396,000    33,550,000
  Property under capital leases                   35,792,000    42,885,000
                                                ------------  ------------
                                                 364,420,000   324,168,000
Accumulated Depreciation and Amortization        104,137,000    82,536,000
                                                ------------  ------------
                                                 260,283,000   241,632,000

Other Assets                                       9,369,000     8,081,000
                                                ------------  ------------
Excess of Purchase Price Over Net Assets
  Acquired net of accumulated
  amortization of $6,074,000 and
  $5,064,000, in 1994 and 1993,
  respectively                                     3,659,000     4,537,000
                                                ------------  ------------
Deferred Income Tax Benefit                       12,209,000     8,086,000
                                                ------------  ------------
Total Assets                                    $802,898,000  $722,379,000
                                                ============  ============

The accompanying notes are an integral part of these balance sheets.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       January 31,
                                               --------------------------
                                                   1994           1993
                                               ------------  ------------

Current Liabilities:
  Current portion of mortgage payable          $    988,000  $ 14,893,000
  Accounts payable, trade                       154,926,000   111,439,000
  Income taxes payable                            4,968,000     2,272,000
  Accrued salaries and employee benefits         22,791,000    17,621,000
  Accrued taxes other than income taxes          11,831,000     9,629,000
  Other accrued liabilities                      40,287,000    35,880,000
  Current portion of obligations under
    capital leases                                  345,000       508,000
                                               ------------  ------------
    Total Current Liabilities                   236,136,000   192,242,000
                                               ------------  ------------

Mortgage Payable                                 80,709,000    53,491,000
                                               ------------  ------------
Obligations Under Capital Leases                 39,295,000    38,786,000
                                               ------------  ------------
Reserve for Closed Facilities and
  Restructuring                                  28,595,000    24,662,000
                                               ------------  ------------
Other Long-term Liabilities                       3,219,000     3,292,000
                                               ------------  ------------

Commitments and Contingencies

Minority Interests                              140,637,000   130,667,000
                                               ------------  ------------

Stockholders' Equity:
  Class A common stock, non-voting, par
    value $1.00 per share; 3,000,000
    shares authorized; 1,655,763
    and 1,649,013 shares issued,
    in 1994 and 1993, respectively                1,656,000     1,649,000
  Class B common stock, voting, par value
    $1.00 per share; 500,000 shares
    authorized; 302,952 shares issued
    and outstanding                                 303,000       303,000
  Paid-in capital                                65,323,000    63,332,000
  Retained earnings                             208,774,000   215,704,000
  Treasury stock, 202,340 shares of
    Class A common stock, at cost                (1,749,000)   (1,749,000)
                                               ------------  ------------
    Total Stockholders' Equity                  274,307,000   279,239,000
                                               ------------  ------------

Total Liabilities and Stockholders' Equity     $802,898,000  $722,379,000
                                               ============  ============

The accompanying notes are an integral part of these balance sheets.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                        Years Ended January 31,
                            ----------------------------------------------
                                 1994            1993            1992
                            --------------  --------------  --------------

Sales                       $1,343,340,000  $1,244,442,000  $1,162,176,000
Income from bankers'
  acceptances                    2,588,000       3,459,000      10,485,000
Real estate revenue             18,658,000      13,653,000       9,182,000
Other interest and
  other income                  11,957,000      11,123,000      13,305,000
                            --------------  --------------  --------------
                             1,376,543,000   1,272,677,000   1,195,148,000
                            --------------  --------------  --------------

Expenses:
  Cost of sales, store
    occupancy and
    warehousing              1,079,553,000     998,894,000     928,563,000
  Selling and
    administrative             242,286,000     204,813,000     191,090,000
  Depreciation and
    amortization                28,022,000      25,096,000      21,741,000
  Interest                      13,513,000      12,549,000      23,520,000
  Restructuring charge           6,200,000      14,000,000           -
  Unusual item                       -          (3,894,000)          -
                            --------------  --------------  --------------
                             1,369,574,000   1,251,458,000   1,164,914,000
                            --------------  --------------  --------------

Income before income
  taxes and minority
  interests                      6,969,000      21,219,000      30,234,000
Income taxes                     7,194,000       9,567,000      12,121,000
                            --------------  --------------  --------------

Income (loss) before
  minority interests              (225,000)     11,652,000      18,113,000

Minority interests in
  income of consoli-
  dated subsidiaries
  and partnerships              (6,512,000)     (8,143,000)    (11,802,000)
                            --------------  --------------  --------------

Income (loss) before extra-
  ordinary item and
  cumulative effect of
  Trak Auto's change
  in accounting
  principle                     (6,737,000)      3,509,000       6,311,000


                         (continued on following page)

                                         Years Ended January 31,
                            ----------------------------------------------
                                 1994            1993            1992
                            --------------  --------------  --------------


Extraordinary item:
  Loss on
    reacquisition of
    debentures, net
    of income tax
    benefit of
    $819,000 for
    1992                             -            (885,000)     (1,589,000)
Cumulative effect of
  change in Trak Auto's
  accounting principle,
  net of minority
  interest                           -           1,135,000           -
Net Income (Loss)           $   (6,737,000)  $   3,759,000  $    4,722,000
                            ==============   =============  ==============

Earnings per share:
  Income (loss) before
    extraordinary item
    and cumulative effect
    of change in accounting
    principle               $        (4.10) $         1.91  $         3.46
  Extraordinary item:
    Loss on
      reacquisition of
      debentures                     -                (.48)           (.87)
  Cumulative effect of
    change in Trak Auto's
    accounting principle,
    net of minority
    interest                         -                 .62           -
                            --------------  --------------  --------------
  Net Income (Loss)         $        (4.10) $         2.05  $         2.59
                            ==============  ==============  ==============


The accompanying notes are an integral part of these statements.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         Years Ended January 31,
                             ----------------------------------------------
                                  1994            1993           1992
                             --------------  --------------  --------------


Common Stock:
  Class A:
  Balance, beginning
    of period                $    1,649,000  $    1,648,000  $    1,646,000
    Stock options
      exercised                       7,000           1,000           2,000
                             --------------  --------------  --------------
  Balance, end of period     $    1,656,000  $    1,649,000  $    1,648,000
                             ==============  ==============  ==============

  Class B:
  Balance, beginning
    and end of period        $      303,000  $      303,000  $      303,000
                             ==============  ==============  ==============


Paid-in Capital:
  Balance, beginning
    of period                $   63,332,000  $   64,136,000  $   64,088,000
    Stock options
      exercised                     469,000          96,000          40,000
    Purchase of stock option        985,000           -               -
    Effect of subsidiary
      stock options
      exercised                     537,000        (900,000)          8,000
                             --------------  --------------  --------------
  Balance, end of period     $   65,323,000  $   63,332,000  $   64,136,000
                             ==============  ==============  ==============


Treasury Stock:
  Balance, beginning and
    end of period            $   (1,749,000) $   (1,749,000) $   (1,749,000)
                             ==============  ==============  ==============


Retained Earnings:
  Balance, beginning of
    period                   $  215,704,000  $  212,138,000  $  207,608,000
    Net Income                   (6,737,000)      3,759,000       4,722,000
    Dividends paid                 (193,000)       (193,000)       (192,000)
                             --------------  --------------  --------------
  Balance, end of period     $  208,774,000  $  215,704,000  $  212,138,000
                             ==============  ==============  ==============


Dividends paid per share of
  Class A Common Stock       $          .13  $          .13  $          .13
                             ==============  ==============  ==============

  Class B Common Stock       $        -      $        -      $        -
                             ==============  ==============  ==============


The accompanying notes are an integral part of these statements.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          Years Ended January 31,
                             ----------------------------------------------
                                  1994            1993            1992
                             --------------  --------------  --------------

Cash Flows from Operating
  Activities:
  Net income (loss)          $   (6,737,000) $    3,759,000  $    4,722,000
   Adjustments to reconcile
      net income to net
      cash provided by
      operating activities:
    Depreciation and
      amortization               28,022,000      25,096,000      21,741,000
    Gain on sale
      of fixed assets                 -             (22,000)          -
   Utilization of Trak
      Auto Corporation
      net operating
      loss and investment
      tax credit carry-
      forwards                        -               -             531,000
   Cumulative effect of
      change in accounting
      principle                       -          (1,135,000)          -
   Amortization of bond
      discount and
      debenture costs                 -              41,000         318,000
   Write off of debenture
      costs and unamortized
      discount included in
      extraordinary loss              -             344,000       1,015,000
   Provision for closed
      facilities including
      restructuring charge        4,626,000      23,736,000       3,866,000
   Change in assets and
      liabilities, net
      of effects from
      acquisitions by
      Cabot Morgan Real
      Estate Company in
      1993 and 1992:
     Accounts receivable,
        trade                    (4,195,000)      3,065,000      (2,842,000)
     Accounts receivable,
        other                     2,608,000      (3,652,000)          -
     Merchandise inventories    (41,242,000)     (9,309,000)     (3,656,000)
     Income taxes refundable          -               -           2,957,000

                         (continued on following page)

                                                      Years Ended January 31,
                                         ----------------------------------------------
                                              1994            1993            1992
                                         --------------  --------------  --------------

    Other current assets                       (931,000)        231,000        (741,000)
    Deferred income tax
      benefit                                (7,398,000)     (5,640,000)     (1,836,000)
    Other assets                             (1,288,000)     (1,186,000)         25,000
    Accounts payable, trade                  43,487,000       4,519,000       7,163,000
    Income taxes payable                      2,696,000     (10,296,000)     (2,341,000)
    Accrued salaries and
      employee benefits                       5,170,000       1,349,000       1,452,000
    Accrued taxes other
      than income taxes                       2,202,000       1,036,000       1,796,000
    Other accrued
      liabilities                             6,662,000     (13,889,000)     22,974,000
    Accrued interest                              -          (1,529,000)     (3,937,000)
    Deferred income                             (73,000)      3,292,000           -
    Reserve for closed
      facilities                             (1,719,000)     (2,730,000)     (1,513,000)
    Minority interest                         6,512,000       8,143,000      13,302,000
                                         --------------  --------------  --------------
      Net cash provided
        by operating
        activities                       $   38,402,000  $   25,223,000  $   64,996,000
                                         --------------  --------------  --------------

Cash Flows from Securities and
  Capital Investment Activities:
  Capital expenditures                   $  (45,805,000) $  (38,161,000) $  (39,096,000)
  Purchase of subsidiary
    common stock                             (1,094,000)          -               -
  Dispositions of bankers'
    acceptances                                   -          22,264,000       9,928,000
  Maturities of bankers'
    acceptances                             470,250,000      517,650,000   1,207,260,000
  Purchase of bankers'
    acceptances                            (442,188,000)   (495,370,000) (1,156,921,000)
  Dispositions of United
    States Treasury Bills                   296,962,000     298,610,000     882,011,000
  Purchase of United States
    Treasury Bills                         (290,671,000)   (305,308,000)   (830,400,000)
  Purchases of marketable
    debt securities                        (209,328,000)          -               -
  Dispositions of marketable
    debt securities                         141,263,000           -               -
  Maturities of marketable
    debt securities                           9,284,000           -               -
  Cash paid for purchase of
    real estate partnership
    interest                                      -         (10,897,000)    (21,355,000)
                                         --------------  --------------  --------------
    Net cash provided
      by (used for)
      securities and
      capital invest-
      ment activities                    $  (71,327,000) $  (11,212,000) $   51,427,000
                                         --------------  --------------  --------------

                         (continued on following page)

                                                                      Years Ended January 31,
                                                           ----------------------------------------------
                                                                 1994            1993            1992
                                                           --------------  --------------  --------------

Cash Flows from Financing Activities:
  Borrowings from real estate
    mortgage                                                $   13,590,000  $   38,000,000  $        -
  Cash dividends                                                  (193,000)       (193,000)       (192,000)
  Repurchase of debentures                                           -         (29,120,000)    (75,000,000)
  Stock options exercised                                          925,000       5,254,000         282,000
  Contribution (distribution)
    paid to minority
    shareholders                                                 3,418,000      (7,368,000)          -
  Proceeds from the option
    to acquire common stock                                        985,000           -               -
  Proceeds from redemption
    of note receivable                                             833,000           -               -
  Principal payments under
    mortgage obligations                                          (277,000)     (1,452,000)       (232,000)
  Principal payments under
    capital lease obli-
    gations                                                       (484,000)     (1,422,000)     (1,133,000)
                                                            --------------  --------------  --------------
    Net cash provided by
      (used for) financing
      activities                                            $   18,797,000  $    3,699,000  $  (76,275,000)
                                                            --------------  --------------  --------------

Net Increase (Decrease)
  in Cash and Cash
  Equivalents                                               $  (14,128,000) $   17,710,000  $   40,148,000
Cash and Cash Equivalents
  at Beginning of Year                                         170,361,000     152,651,000     112,503,000
                                                            --------------  --------------  --------------

Cash and Cash Equivalents
  at End of Year                                            $  156,233,000  $  170,361,000  $  152,651,000
                                                            ==============  ==============  ==============


Supplemental Disclosures of Cash Flow Information:

Cash paid during the year for:
  Interest                                                  $   13,570,000  $   13,673,000  $   25,291,000
  Income taxes                                                  12,457,000      20,506,000      12,780,000


Reconciliation of Cash and
  Cash Equivalents to
  Balance Sheet Captions:
  Cash                                                      $   17,955,000  $   14,084,000  $    6,895,000
  Short-term investment of
    majority-owned sub-
    sidiaries utilized in
    their operating cash
    management                                                 138,278,000     156,277,000     145,756,000
                                                            --------------  --------------  --------------
                                                            $  156,233,000  $  170,361,000  $  152,651,000
                                                            ==============  ==============  ==============

                         (continued on following page)

Supplemental Disclosures of Noncash Investing and Financing Activities:

Dart Group Corporation, through its wholly-owned subsidiary, Cabot-Morgan Real Estate Company, in fiscal 1993 and 1992 acquired a 51% interest in real estate partnerships for $10,897,000 (including a $8,250,000 promissory note to Bull Run Joint Venture) and $21,355,000, respectively. In conjunction with these acquisitions, liabilities (including the minority interest portion) were assumed as follows:

                                         Years Ended January 31,
                             ----------------------------------------------
                                  1994            1993            1992
                             --------------  --------------  --------------
  Fair value of assets
    acquired                 $        -      $   14,632,000  $   42,138,000
  Cash paid                           -          10,897,000      21,355,000
  Minority interest not
    acquired                          -           2,543,000      20,517,000
                             --------------  --------------  --------------
       Liabilities Assumed   $        -      $    1,192,000  $      266,000
                             --------------  --------------  --------------

See Note 4 re:  capital leases.

The accompanying notes are an integral part of these statements.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED JANUARY 31, 1994, 1993 and 1992

(1)  SIGNIFICANT ACCOUNTING POLICIES:

     Basis of Consolidation: The accompanying consolidated financial statements reflect the accounts of Dart Group Corporation (the "Corporation") and its direct and indirect, wholly-owned and majority-owned subsidiaries and majority-owned partnerships, including Trak Auto Corporation ("Trak Auto"), Crown Books Corporation ("Crown Books"), Shoppers Food Warehouse Corp. ("Shoppers Food"), Total Beverage Corporation ("Total Beverage"), Cabot-Morgan Real Estate Company ("CMREC") and Dart Group Financial Corporation ("Dart Financial"). The accounts of CMREC, through partnerships in which it owns the majority interest, are included from the date of their purchase. The accounts of Total Beverage are included from the date of its purchase on February 28, 1993. The Corporation, Trak Auto, Crown Books, Shoppers Food, Total Beverage, CMREC, Dart Financial and the Corporation's other direct and indirect wholly-owned and majority-owned subsidiaries and majority-owned partnerships are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated.

Short-Term Instruments and Marketable Debt Securities:

     At January 31, 1994, The Company's short-term instruments included United States Treasury Bills and Overnight Repurchase Agreements (collateralized by United States Treasury obligations), and marketable debt securities included United States Treasury Notes, corporate notes, municipal securities and United States Agency Securities Acceptances. These short-term instruments and marketable debt securities are recorded at lower of cost or market. At January 31, 1994 the difference between cost and market was not significant.

     Bankers' Acceptances: As of January 31, 1994, the Corporation, through its wholly-owned subsidiary, Dart Financial, held bankers' acceptances of approximately $62,307,000 stated at cost, adjusted for discount amortization, which approximates market. All of the outstanding bankers' acceptances are obligations of Japanese banks with a minimum credit rating of A1/P1 and are further secured by the underlying commodity.

     Fair Value of Financial Instruments: The fair values of current assets and current liabilities are approximately equal to the reported carrying amounts. The carrying amounts of the Company's mortgage payables are based on outstanding principal, and the fair values of these mortgages were estimated based on borrowing rates currently available for bank loans with similar terms (see Note 8). No value has been placed on the Company's line of credit facility as any borrowings would bear interest at market rates.

     Statement of Cash Flows: For purposes of the statements of cash flows, the Corporation considers the short-term instruments, consisting of United States Treasury Bills, purchased with an original maturity of less than one year held by its majority owned subsidiaries to be cash equivalents. The Company's United States Treasury Bills primarily consist of instruments with a maturity of less than four months. These highly liquid instruments are considered to be an integral part of the operating cash management program of the subsidiaries.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1994, 1993 and 1992


(1)  SIGNIFICANT ACCOUNTING POLICIES (Continued):

     Merchandise Inventories and Cost of Sales: Trak Auto and Shoppers Food inventories are priced at the lower of last-in, first- out (LIFO) cost or market. At January 31, 1994, 1993 and 1992 inventories would have been greater by $7,187,000, $6,453,000 and $5,890,000 respectively, if they had been valued on the lower of first-in, first-out (FIFO) cost or market basis. Crown Books' inventories are priced at the lower of FIFO cost or market.

     Property and Equipment and Depreciation: The Company depreciates furniture, fixtures and equipment generally over a ten-year period using the straight-line method. Computer software is charged to expense in the year of acquisition. Computer equipment is depreciated over a five-year period using the straight-line method. All stores are leased except one store owned by Shoppers Food. Improvements to leased premises are amortized generally over a ten-year period, or the term of the lease, whichever is shorter. Assets financed through asset-based financing arrangements are depreciated over the lives of the leases.

     Income Taxes: Trak Auto, Crown Books and Shoppers Food file separate income tax returns. CMREC, Total Beverage and Dart Financial are consolidated in the Corporation's income tax returns.

     The Company implemented Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, effective February 1, 1992. Adoption of the new standard resulted in recognition of a net deferred tax asset associated with the expected realization of Trak Auto's cumulative temporary differences not previously recognized (classified as the cumulative effect of a change in accounting principle). Prior to that date the Company accounted for income taxes under Accounting Principles Board No. 11.

     Adoption of New Accounting Pronouncements: The Company is required to adopt SFAS No. 112, Employers' Accounting for Postemployment Benefits, no later than its fiscal year ending January 31, 1995. The Company does not expect that implementing the standard will have a significant effect on the financial statements or results of operations.

     The Company is required to adopt SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, no later than its fiscal year ending January 31, 1995. The Company does not expect that implementing the standard will have a significant effect on the financial statements.

     Pre-Opening Expenses: All costs of a noncapital nature incurred in opening a new store are charged to expense during the year as incurred.

     Fiscal Year: The Corporation's fiscal year ends on January 31 each year. Trak Auto, Crown Books, Shoppers Food and Total Beverage are reported to the Saturday closest to January 31.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1994, 1993 and 1992


(1)  SIGNIFICANT ACCOUNTING POLICIES (Continued):

     Excess of Purchase Price Over Net Assets Acquired: The Company amortizes excess of purchase price over net assets acquired over a ten-year period using the straight-line method. However, Trak Auto has elected to amortize negative goodwill (arising from the utilization of a preacquisition net operating loss carryforward) over a five-year period since Trak Auto has utilized such net operating loss over the preceding five years.

     Industry Segments: The Company operates specialty retail stores, grocery and beverage stores, a real estate company and a financial business that deals primarily in bankers' acceptances.

     Earnings Per Share: Earnings per share is based on the weighted average number of the Corporation's Class A and Class B common stock and common stock equivalents (certain stock options) outstanding during the period. In reporting earnings per share, the Corporation's interest in the earnings of its majority-owned subsidiaries is adjusted for the dilutive effect, if any, of these subsidiaries' outstanding stock options. The difference between primary earnings per share and fully diluted earnings per share is not significant for any period. Weighted average shares and share equivalents for the three years ended January 31, 1994, 1993 and 1992 were 1,867,000, 1,837,000 and 1,825,000, respectively.

     Dividends: The holders of Class A Common stock are entitled to receive, when and as declared by the board of directors, noncumulative preferential dividends of up to thirty cents per share. If Class A dividends reach thirty cents per share, in any fiscal year, holders of Class B common stock are entitled to receive dividends not exceeding thirty cents per share. Any dividends cumulatively in excess of thirty cents per share would be shared as if they constituted a single class of stock. During the years ended January 31, 1994, 1993 and 1992, the Corporation paid dividends to the holders of Class A Common Stock at $.13 per share and has not paid dividends to holders of Class B Common Stock.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1994, 1993 and 1992


(2)  INCOME TAXES:

     The provision for income taxes on income before extraordinary items includes current income tax provision and deferred income tax provision as follows:

                                                  - In Thousands -
                                     --------------------------------------

                                                    Fiscal Years
                                     --------------------------------------

                                       1994           1993           1992
                                     --------       --------       --------

Current income tax provision:
    Federal                          $  8,590       $ 11,706       $ 11,571
    State                               2,236          2,701          2,575
                                     --------       --------       --------
                                       10,826         14,407         14,146
Deferred income tax provision:         (3,632)        (4,840)        (2,025)
                                     --------       --------       --------
                                     $  7,194       $  9,567       $ 12,121
                                     ========       ========       ========

     As a result of the Corporation's operating loss for the year ended January 31, 1994, a tax net operating loss carryforward of $7,090,000 was created. At January 31, 1994, the corporation's cumulative net tax operating loss carryforwards were $8,643,000 expiring by fiscal 2009. In addition, the Corporation has an Alternative Minimum Tax credit carryforward of approximately $1,010,000.

     As a result of the adoption of SFAS No. 109, Accounting for Income Taxes, the Corporation has determined that it required an initial valuation allowance of $3,369,000 during the year ended January 31, 1993. During the year ended January 31, 1994, the Corporation increased the valuation allowance by $3,824,000 to $7,193,000. The valuation allowance was for tax net operating loss carryforwards and alternative minimum tax credit carryforwards, which are not able to be utilized at January 31, 1994 and certain temporary differences that the Corporation believe are not likely to be realizable.

     At February 2, 1992, Trak Auto had existing unrecognized tax benefits on book net operating loss carryforwards of approximately $6,500,000 representing both preacquisition losses of Trak Auto West, Inc. ("Trak West"), and its own operating losses in 1991. In conjunction with the adoption of SFAS No. 109, Accounting for Income Taxes, Trak Auto recorded $1,658,000 as the cumulative effect of recognizing that portion of the previously unrecognized tax benefits that it concluded would more likely than not be realized and established a valuation reserve of $728,000.

     The Company will evaluate the continuing need for its valuation reserves on a periodic basis.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1994, 1993 and 1992


(2)  INCOME TAXES (Continued):

     The effective income tax rate on income before income taxes, minority interest, extraordinary items and cumulative change in accounting principle is reconciled to the Federal statutory rate as follows:

                                                - In Thousands -
                                     --------------------------------------
                                                  Fiscal Years
                                     --------------------------------------
                                        1994          1993          1992
                                     ----------    ----------    ----------
Federal statutory rate                      34%           34%           34%
Income taxes at Federal statutory
  rate                               $    2,439    $    7,214    $   10,280
Increase (decrease) in taxes
  resulting from--
    Federal net operating loss
      carryforward not benefitted         4,092         1,077            45
    State income taxes, net of
      Federal income tax benefit            838         1,287         1,583
    Permanent tax difference due
      to stock options exercised            -             -             (27)
    Effect of Total Beverage
      twenty five percent loss
      sharing                                65           -            -
    Effect of tax exempt municipal
      bond interest                        (295)          -            -
    Effect of utilization of former
      Trak West net operating loss         (219)         (209)         (192)
    Other                                   274           198           432
                                     ----------    ----------    ----------
      Income taxes                   $    7,194    $    9,567    $   12,121
                                     ==========    ==========    ==========
Effective tax rate                       103.2%         45.1%         40.1%
                                     ==========    ==========    ==========

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1994, 1993 and 1992


(2)  INCOME TAXES (Continued):

     Temporary differences and tax carryforwards which give rise to deferred tax assets and liabilities on a consolidated basis are as follows:

                                                         (in thousands)
                                                    ------------------------
Deferred Tax Assets:                                January 31,  January 31,
- --------------------                                -----------  -----------
                                                        1994        1993
                                                    -----------  -----------
  Reserves for other liabilities                    $     2,572  $       748
  Capitalized leases treated as operating
    leases for tax purposes                               3,288        2,506
  Depreciation                                              701         -
   Uniform capitalization of inventory
    costs                                                 2,381        1,531
  Deferred gain from insurance gain                         422         -
  Closed store reserve                                    8,722        7,159
  Accrued rent                                            1,169          792
  Deferred income                                         1,022        1,687
  Certain officers bonuses                                1,617          628
  Tax loss carryforwards                                  3,164        1,463
  Tax credit carryforwards                                1,018          622
  Basis adjustment as a result of purchase
    accounting for Trak West                                659          638
  Other                                                      42            4
                                                        -------      -------
    Gross Deferred Tax Assets                            26,777       17,778
  Valuation allowance                                    (7,921)      (4,097)
                                                        -------      -------


    Net Deferred Tax Assets                              18,856       13,681

Deferred Tax Liabilities:
- -------------------------

  Depreciation                                             -           1,750
  Reserves relating to insurance gain                      -             490
  Other                                                     125          108
                                                        -------      -------
    Gross Deferred Tax Liabilities                          125        2,348
                                                        -------      -------
    Net Deferred Tax Asset                              $18,731      $11,333
                                                        =======      =======

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1994, 1993 and 1992


(3)  TRANSACTIONS WITH AFFILIATES:

     Shoppers Food Warehouse Corp.

     In fiscal 1989 the Corporation acquired in excess of 50% of the common stock of Shoppers Food, which operates the Shoppers Food Warehouse discount grocery chain in the Washington, D.C. metropolitan area. As a result of the allocation of the net purchase price, the Corporation recorded approximately $11,160,000 as excess of purchase price over net assets acquired. The Corporation and Shoppers Food have a buy/sell agreement whereby either shareholder has the right, at any time, to initiate procedures under which the initiating party offers both to sell to or buy from the other party the initiating party's or the other party's shares in Shoppers Food at the offer price. The recipient of the offer has the alternative of accepting the offer to sell or the offer to buy. The Corporation is unable to determine the effect that would result if either party initiates this procedure.

     During the year ended January 31, 1992, Shoppers Food acquired two Basics Supermarkets from Super Rite Foods, Inc. ("Super Rite"). In connection with the purchase of the Basics Supermarkets, Shoppers Food entered into a separate wholesale grocery multiyear supply agreement with Super Rite to supply the Shoppers Food Chain, in exchange for receipt of approximately $4,700,000 in cash and other considerations. This amount is being amortized over the 51 month term of the supply agreement.

     Total Beverage Corporation:

     On January 26, 1993, the Corporation organized Total Beverage under the laws of Delaware as a wholly-owned subsidiary. On February 27, 1993, Total Beverage purchased the assets of a discount beverage superstore located in Chantilly, Virginia for approximately $1,494,000 from Shoppers Food. In October 1993, Total Beverage opened two additional stores located in Alexandria and Manassas, Virginia. The stores sell beer, wine and non-alcoholic beverages.

     Exercise of Subsidiary Stock Options

     In each of the three years ended January 31, 1994, Trak Auto and Crown Books stock options have been exercised. As these options are exercised, the number of minority shares outstanding, and accordingly the minority share of the ownership of Trak Auto and Crown Books, increases. The difference attributable to the Corporation's change in ownership percentage for these subsidiaries is reflected in Paid-in Capital.

     Crown Books Corporation

     The Corporation purchased 50,000 additional shares of Crown Books common stock during the year ended January 31, 1994 that increased its ownership to 51.35%.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1994, 1993 and 1992


(4)  LEASE AND LICENSE COMMITMENTS:

     Description of Leasing Arrangements

     The Company leases stores, warehouses, leasehold improvements, fixtures and equipment. Renewal options are available on the majority of leases. In some instances, store leases require the payment of contingent rentals and license fees based on sales in excess of specified minimums. Certain properties are subleased with various expiration dates. Certain capital leases have purchase options at fair market value at the end of the lease.

     Following is a schedule by fiscal year of future minimum payments under capital leases, license agreements and non-cancelable operating leases having initial or remaining terms in excess of one year at January 31, 1994. The imputed interest rate on the capital leases is 14.74% in the aggregate.

                                               - In Thousands -
                                   ---------------------------------------
                                        Capital Leases
                                   ------------------------
                                                   Fixtures
Fiscal                                               and         Operating
 Year                              Buildings       Equipment       Leases
- ------                             ---------       ---------     ---------
1995                               $  4,925         $    398     $  54,108
1996                                  5,286              298        49,277
1997                                  5,575                -        43,749
1998                                  5,891                -        37,255
1999                                  6,243                -        29,605
2000-2017                           115,840                        165,658
                                   --------        ---------     ---------
                                    143,760              696     $ 379,652
                                                                 =========
Less-Imputed interest               104,750               66
                                   --------        ---------
Present value of net minimum         39,010              630
   lease payments
   Less-Current maturities             -                 345
                                   --------        ---------
   Long-term capital lease
   obligations                     $ 39,010        $     285
                                   --------        ---------



Rent expense for operating leases and license arrangements are as follows:

                                              Year Ended January 31,
                                   ------------------------------------------

                                       1994           1993           1992
                                   ------------   ------------   ------------
Minimum rentals                    $ 51,158,000   $ 44,330,000   $41,531,000
Contingent rentals                      529,000        537,000       591,000
                                   ------------   ------------   -----------
                                   $ 51,687,000   $ 44,867,000   $42,122,000
                                   ============   ============   ===========

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1994, 1993 and 1992


(4)  LEASE AND LICENSE COMMITMENTS (Continued):

     Capital Lease Arrangements

     The Corporation has a lease with a private partnership in which Haft family members own all of the partnership interests, for a 271,000 square foot headquarters building and distribution center in Landover, Maryland. The lease is for 30 years and six months, commenced in October 1985, and provides for increasing rental payments over the term of the lease. The current annual rental is $1,819,000. The lease requires the payment for maintenance, utilities, insurance and taxes. The distribution center was constructed by the partnership at a cost of approximately $8,300,000. The Corporation has sublet approximately 238,000 square feet to Trak Auto and Crown Books at a per square foot charge which is equal to the Corporation's per square foot cost under the master lease. The Corporation has a lease agreement with the aforementioned partnership for land, identified for future Trak Auto expansion, adjacent to the headquarters building and distribution center. The lease is for the same period as the headquarters building and distribution center lease. The lease provides for current annual rental of $33,000 with increases of three percent per year. The rent will be renegotiated upon commencement of construction of any improvements. Trak Auto has agreed to bear the annual carrying cost for the land.

     The Corporation's majority-owned subsidiary, Trak Auto, entered into an agreement to lease a 176,000 square foot distribution center in Bridgeview, Illinois from a private partnership in which Haft family members own all of the partnership interests. The lease is for 30 years and six months, commenced April 1984 and provides for rental payments increasing approximately 15% every five years over the term of the lease. The current annual rental is $588,000. The lease requires payment of maintenance, utilities, insurance and taxes. The Corporation is jointly and severally liable for the lease obligations. The partnership purchased the warehouse on March 12, 1984 for approximately $3,100,000.

     The Corporation's majority-owned subsidiary, Trak Auto, has an agreement to lease a distribution center in Ontario, California from a private partnership in which Haft family members own all of the partnership interests. The lease is for 20 years and commenced in December 1989. The lease also provides for increasing rental payments, based upon the Consumer Price Index for the Los Angeles area, over the term of the lease. The current annual rental is $1,130,000. The lease requires payment of maintenance, utilities, insurance and taxes. The partnership purchased the distribution center for approximately $10,800,000.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1994, 1993 and 1992


(4)  LEASE AND LICENSE COMMITMENTS (Continued):

     The Corporation's majority-owned subsidiary, Shoppers Food, has a lease agreement for a 86,000 square foot office building in Lanham, Maryland from a private partnership in which Haft family members and the owners of the minority interest in Shoppers Food own all of the partnership interests. The lease is for 20 years and commenced January 9, 1991. The lease provides for yearly increasing rental payments, based upon the Consumer Price Index for the Washington, D.C. Metropolitan Statistical Area, however the increases shall not be more than 6% or less than 3%. The current annual rental is $1,225,000. The lease requires payment of maintenance, utilities, insurance and taxes. The partnership purchased the office building for approximately $8,700,000 in July 1990. There are currently four unaffiliated subtenants in the office building. These subtenants are leasing approximately 36,000 square feet for a current annual rent of $518,000.

     The capital lease arrangements described above are all included in the lease commitment table.

     Lease Guarantee

     The Corporation, because of its guarantee as part of the sale of its drug store division in 1985, reassumed its lease obligations for its former 533,800 square foot executive office facility and warehouse in Landover, Maryland. The leases are with a private partnership in which Haft family members own all of the partnership interests. The leases expire September 30, 2016 and provide for increasing rental payments over the term of the leases based on Consumed Price Index increases from a base period. The current annual rental is $845,326. The lease requires payment of maintenance, utilities, insurance and taxes. The Corporation has reserved $9.6 million which represents the present value of its estimated future costs under this guarantee.

     Trak Auto has an agreement with the Corporation to sublease 6,500 square feet of the facility. The term of the sublease is one year (with nine one-year option periods). The annual rental is $21,000 and will increase to $24,000 for each of the last five option periods. The sublease requires Trak Auto to pay approximately $6,000 annually for its share of common area maintenance, real estate taxes and insurance premiums. In addition, Shoppers Food has an agreement with the Corporation to rent (on a month to month basis) 6,000 square feet of the above facility for approximately $2,000 a month. The Corporation is actively marketing the remaining space for lease to unaffiliated parties.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1994, 1993 and 1992

(4)  LEASE AND LICENSE COMMITMENTS (Continued):

     Store Operating Leases

     During the fiscal years ended January 31, 1994, 1993 and 1992, respectively, Trak Auto made rental payments of approximately $2,180,000, $2,008,000 and $1,848,000, Crown Books made rental payments of approximately $1,780,000, $1,410,000 and $1,433,000, and Shoppers Food made rental payments of approximately $2,873,000, $2,873,000 and $2,538,000 and Total Beverage made rental payments of approximately $361,000 during the year ended January 31, 1994 to CMREC shopping centers and to partnerships in which members of the Haft family own all or substantially all of the beneficial interests. Two of the stores involved were acquired by the partnerships within the past two years.

     Store Closing Costs

     The costs associated with store closings are charged to expense when management makes the decision to close a store. Such costs consist primarily of future lease obligations (including rent, real estate taxes and common area maintenance charges), after the closing date, net of estimated sublease income, and the remaining book value of leasehold improvements.

     Trak Auto, Crown Books and Shoppers Food have closed stores in various markets with leases expiring through 2002. Net charges (income) of approximately $(574,000), $1,013,000 and $4,268,000 were recorded in fiscal 1994, 1993 and 1992, respectively, representing estimated unrecoverable lease costs, net of sublease the remaining book value of leasehold improvements and certain costs for these stores. Income during the year ended January 31, 1994 was the result of Trak Auto and Crown Books early terminations of lease agreements by Trak Auto and Crown Books, net of cash buyouts. Any settlements of lease obligations at amounts originally estimated are recorded at the time of settlement. Trak Auto, Crown Books and Shoppers Food continue to review store operations and may close additional underperforming stores in the future.

(5)  CERTAIN EVENTS:

     Employment of Ronald S. Haft

     On August 1, 1993, the Board of Directors of the Corporation approved an employment agreement with Ronald S. Haft (the "Agreement"), pursuant to which he was employed by the Corporation as its President and Chief Operating Officer
for a term initially ending on January 31, 1997.   The term is to be extended
for one year on each February 1 that Ronald S. Haft is employed under the Agreement. The Agreement also provides that Ronald S. Haft will be nominated to the Board of Directors of the Corporation at each opportunity during the term of the Agreement; he was elected as a director of the Corporation July 28, 1993. Ronald S. Haft also was elected as a Director of the Corporation's subsidiaries. Under the terms of the Agreement, Ronald S.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1994, 1993 and 1992


(5)  CERTAIN EVENTS (Continued):

Haft may engage, directly or indirectly, in any other business activities so long as they do not interfere with his duties to the Corporation.

     Sale of Options to Ronald S. Haft

     Under the Agreement, Ronald S. Haft acquired for $5.00 per share options (the "Options") to purchase 197,048 shares of the Corporation's Class B Common Stock, par value $1.00 ("Dart Class B Stock"). All issued and outstanding Dart Class B Stock, which is the only class of common stock of the Corporation with voting rights, is held by members of the Haft family. The total acquisition price for the Options, which has been paid, was $985,240.

     The exercise price for the Options is $89.65 per share, which as required by the Agreement is 110% of the reported closing price for shares of the Corporation's Class A Common Stock, par value $1.00, on the last trading date prior to the authorization of the Agreement. The Options were immediately exercisable as of the date of the Agreement and expire August 1, 2008. The Options may be exercised by notice to the Corporation, with payment in cash following within 30 days of the notice. Further, if Ronald S. Haft's employment is terminated other than for conviction of an offense involving moral turpitude or for conviction of a felony, he will have the right to exercise all of the Options prior to or at such time; in the event of his death, his personal representative shall have the right to exercise the Options within 60 days thereof.

     Under the Agreement, the Corporation also agreed to loan to Ronald S. Haft the full amount of the exercise price of any Options which he may exercise.
Any such loan is to bear interest at the Prime Rate charged as of the date of the loan by NationsBank or its successor. Principal and interest on any such loan is to be due separately upon the earlier of (i) the sale of shares of Dart Class B Stock purchased with the loan proceeds, (ii) the fifth anniversary of the loan, or (iii) 90 days from the termination of Ronald S. Haft's employment under the Agreement.

     Sale of Class B Common Shares to Ronald S. Haft

    On July 28, 1993, Herbert H. Haft sold his 172,730 shares of Dart Class
B Stock to Ronald S. Haft for the purchase price of $80.00 per share, and Ronald S. Haft granted to Herbert H. Haft an irrevocable proxy to vote those shares until his death or incapacity. The total acquisition price for these shares was $13,818,400, of which $2,763,680 was paid at closing; the remaining $11,054,720 was paid for with a promissory note bearing interest at 6.61%, the applicable federal rate, as announced in the Federal Register on July 28, 1993, with the principal amount and any accrued but unpaid interest due and payable on August 1, 2013. Accordingly, as of January 31, 1994, there were 302,952 issued and outstanding shares of Dart Class B Stock, of which Ronald S. Haft owned 25,246 shares (or 8.33%), and another 172,730 shares (or 57.02%) without the power to vote, for a total of 197,976

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1994, 1993 and 1992


(5)  CERTAIN EVENTS (Continued):

shares (or 65.35%). If all of the shares of Dart Class B Stock covered by the Options were issued, there would be 500,000 issued and outstanding shares of Dart Class B Stock, of which Ronald S. Haft would then own 395,024 shares (or 79.00%), with voting power over 222,294 shares (or 44.46%), and Herbert H. Haft would have voting power over 172,730 shares (or 34.54%).

(6)   LITIGATION:

     Robert M. Haft Employment Litigation

     In August 1993, Robert M. Haft filed a lawsuit in the United States District Court for the District of Delaware naming as defendants the Corporation and two of its subsidiaries, Crown Books and Trak Auto. The complaint, as amended, alleges breach of contract regarding various employment, stock option, stock incentive and loan agreements and seeks declaratory judgment regarding a stock incentive agreement (see Note 10 to the Consolidated Financial Statements) and a possible right by Robert M. Haft to acquire an interest in Total Beverage Corporation, a wholly-owned subsidiary of the Corporation. The complaint, as amended, seeks unspecified damages, costs and attorneys fees.

     Under the terms of the employment agreements, if upheld by the Court, the Corporation and Crown Books could be required to pay stated compensation plus incentives based on operating or other financial factors. Minimum payments by the Company could be as much as $31.8 million over a nine year period ($16.0 million on an after tax basis, discounted at a 10% rate).

     Management believes that the Corporation and its subsidiaries have strong defenses to these allegations and intends to contest such claims vigorously. Discovery in the litigation is complete and cross motions for summary judgment have been filed regarding virtually all significant claims. Although the ultimate outcome of this action cannot be ascertained at this time, it is the opinion of management that the resolution will not have a material adverse effect on the Corporation's and its subsidiaries' financial condition or results of operations.

     Derivative Litigation

     In September 1993, Alan R. Kahn and Tudor Trust, shareholders of the Corporation, filed a lawsuit in the Delaware Court of Chancery for New Castle County naming as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, Bonita A. Wilson, Combined Properties, Inc. ("CPI"), Combined Properties Limited Partnership ("Combined"), and Capital Resources Limited Partnership. The suit is brought derivatively and names as nominal defendants the Corporation and five of its subsidiaries, Trak Auto, Crown Books, Shoppers Food, Total Beverage, and CMREC. The complaint alleges waste, breach of fiduciary duty, and entrenchment in connection with various lease agreements between the Combined Properties defendants and the Corporation and

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1994, 1993 and 1992


(6)   LITIGATION (Continued):

its subsidiaries, the compensation paid Ronald S. Haft and Herbert H. Haft, the Corporation's Agreement with Ronald S. Haft, and the sale of Dart Class B Stock by Herbert H. Haft to Ronald S. Haft. Plaintiffs seek an accounting of unspecified damages incurred by the Corporation, voiding of the options sold to Ronald S. Haft, and costs and attorneys' fees.

     In November 1993, Robert M. Haft filed another lawsuit in the Delaware Court of Chancery for New Castle County. The lawsuit names as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, and Bonita A. Wilson, and also names the Corporation as a nominal defendant. The complaint derivatively alleges interested director transactions, breach of fiduciary duty and waste in connection with the Corporation's Agreement with Ronald S. Haft. Robert M. Haft also brings individual claims for breach of contract and dilution of voting rights in connection with the sale of Dart Class B Stock by Herbert H. Haft and the Corporation's Agreement with Ronald S. Haft. The complaint seeks rescission of the sale of Dart Class B Stock and the options Agreement, unspecified damages from the individual directors, and costs and attorneys' fees.

     In both of these lawsuits, a Special Litigation Committee consisting of two outside, independent directors has been appointed by the Board of Directors to assess, on behalf of the Corporation, whether to pursue, settle or abandon the claims. Given that the law suits are brought in the name of the Corporation, recovery in them would inure to the benefit of the Corporation if the claims in them are successfully litigated or settled. It is therefore the opinion of management that the resolution of these actions will not have a material adverse effect on the consolidated financial condition or annual results of operations of the Corporation.

     Total Beverage Litigation

    In October 1993, the Corporation and two of its wholly-owned subsidiaries, Total Beverage and Total Beverage G.B., Inc., filed a lawsuit in the United States District Court for the Eastern District of Virginia styled The Dart Group Corporation v. The Globe Distributing Company of Virginia, Inc., d/b/a The Forman Distributing Company of Virginia, Inc., et al., CA No. 93-1307-A (E.D. Va.). The lawsuit names as defendants The Globe Distributing Company, Inc. d/b/a The Forman Distributing Company of Virginia, Inc. ("Forman"), four other Virginia wine wholesalers, and several of their principals. The complaint, as amended, alleges violations of the federal and Virginia state antitrust laws and intentional tortious interference with contract by reason of an alleged conspiracy among the wholesalers to divide territories and allocate customers. The complaint, as amended, seeks injunctive relief and unspecified damages, costs and attorneys' fees. In January 1994, the defendants filed counterclaims against the plaintiffs for defamation, conspiracy to injure in reputation, trade and business, conspiracy to coerce and compel, tortious interference with contractual relations and business expectancies, and violation of the Lanham Act.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1994, 1993 and 1992


(6)   LITIGATION (Continued):

     Subsequent to January 31, 1994, all claims and counterclaims in these actions were settled. The terms and conditions of the settlement agreements will not have a material adverse effect on the consolidated financial condition or operating results of the Corporation.

     The Corporation and its subsidiaries have recorded expenses of approximately $8.0 million during the year ended January 31, 1994 for legal expenses incurred during the year. This includes an estimated future amount considered to resolve all legal matters discussed above.

     Other

     In the normal course of business, the Company is involved in various claims and litigation. It is the opinion of management and counsel that the disposition of these matters will not materially affect the Company's financial position.

(7)  CREDIT AGREEMENT:

     The Corporation is party to a revolving credit agreement, together with Trak Auto and Crown Books, for a $6,000,000 revolving line of credit. The $6,000,000 is an aggregate amount and not specifically allocated to any of the parties. The line is intended to be used for the issuance of standby and trade letters of credit. At January 31, 1994, there had been no borrowings under the credit agreement. This line of credit expires May 1, 1995.

(8) CABOT-MORGAN REAL ESTATE COMPANY:

     In September 1989, the Corporation organized CMREC, a wholly-owned subsidiary. CMREC was organized under the laws of Delaware as a real estate development company.

     In December 1989, CMREC and Combined Properties/Briggs Chaney Plaza Limited Partnership ("Combined/Briggs Chaney"), a Delaware limited partnership of which the partners are members of the Haft family, formed CM/CP Briggs Chaney Plaza Joint Venture ("CM/CP Briggs Chaney"). On December 31, 1989, CM/CP Briggs Chaney purchased Briggs Chaney Plaza Shopping Center located in Silver Spring, Maryland, for approximately $30,000,000, of which land was approximately $5,986,000, building and improvements was approximately $24,066,000, including the assumption of mortgages. There have been no material additions or improvements to land and building and improvements since acquisition and the carrying amount of these assets was $27,189,000 at January 31, 1994.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1994, 1993 and 1992


(8) CABOT-MORGAN REAL ESTATE COMPANY (Continued):


     In December 1989, CMREC and Combined Properties/Greenway Center Limited Partnership ("Combined/Greenway"), a Delaware limited partnership of which the partners are members of the Haft family, formed CM/CP Greenway Center Joint Venture ("CM/CP Greenway"). On December 31, 1989, CM/CP Greenway purchased Greenway Center located in Greenbelt, Maryland, for approximately $39,300,000, of which land was approximately $7,813,000, building and improvements was approximately $31,376,000, including the assumption of mortgages. There have been no material additions or improvements to land and building and improvements since acquisition and the carrying amount of these assets was $35,688,000 at January 31, 1994.

     CMREC owns 75% of CM/CP Briggs Chaney and 75% of CM/CP Greenway. The remaining 25% interests are owned by the aforementioned limited partnerships. CPI, which is owned by members of the Haft family, provides certain services to the shopping centers at a cost comparable to that available from unaffiliated parties.

     On March 12, 1991, CMREC acquired from an entity owned by Haft family members, a 51% interest in CM/CP Greenbriar Retail Joint Venture ("CM/CP Greenbriar Retail") and a 51% interest in CM/CP Greenbriar Office Joint Venture ("CM/CP Greenbriar Office"), which own Greenbriar Town Center Shopping Center and Greenbriar Town Center Office Building, respectively, located in Fairfax, Virginia. The purchase price for the Corporation's interest in CM/CP Greenbriar Retail and CM/CP Greenbriar Office was approximately $20,000,000, which represents 51% of the original cost to the seller of the entire center plus interest and other net holding period costs of approximately $1,350,000 (buyers share). The outside members of CMREC's board of directors approved this transaction. In addition, the Corporation paid fees to CPI for leasing, acquisition and development of the Center at a cost comparable to that available from unaffiliated parties. The Corporation's portion of these fees was approximately $1,300,000. The seller acquired the property on October 24, 1989. The Haft family entity continues to own the remaining 49% interest and CPI manages CM/CP Greenbriar Retail and CM/CP Greenbriar Office. The initial cost of land and building and improvements in CM/CP Greenbriar Retail and CM/CP Greenbriar Office was approximately $41,392,000. Greenbriar Town Center completed renovation and expansion in fiscal 1993 and the carrying amount of land and building and improvements was $69,653,000 at January 31, 1994.

     On January 18, 1993, CMREC and CP/Bull Run Limited Partnership ("Combined/Bull Run"), a Maryland limited partnership of which the partners are members of the Haft family, formed CM/CP Bull Run Joint Venture ("CM/CP Bull Run"). CMREC owns 51% of CM/CP Bull Run and Combined/Bull Run owns 49%. On January 18, 1993, CM/CP Bull Run purchased a shopping center known as Festival at Bull Run located in Prince William County, Virginia, for approximately $14,097,000 of which land was approximately $5,938,000 and building and improvements was approximately $8,187,000. CMREC's share of the cash portion of the purchase price was approximately $2,647,000. In addition, CMREC has a loan agreement with CM/CP Bull Run for up to $15,450,000, of which

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1994, 1993 and 1992


(8) CABOT-MORGAN REAL ESTATE COMPANY (Continued):

$8,250,000 had been utilized toward the purchase price of the center and was considered a bridge loan until CM/CP Bull Run could secure other financing. Subsequently, CM/CP Bull Run secured other financing and the $8,250,000 was
repaid.   The remaining $7,200,000 is intended to fund the construction of certain improvements to the center. At January 31, 1994, CM/CP Bull Run had borrowed $5,123,000 against the remaining $7,200,000. CM/CP Bull Run has an agreement with CPI that engages CPI to manage the center.

     CPI charged the four properties for management and related services $3,264,000, $2,365,000, and $3,438,000 in fiscal 1994, 1993 and 1992, respectively.

     Trak Auto, Crown Books, Shoppers Food and Total Beverage have leases in several of the properties in which CMREC has an interest. Rental payments on these leases were $1,765,000, $332,000, and $232,000 in 1994, 1993 and 1992,
respectively. The future lease commitments on these leases excluding option periods are $21,591,000 expiring on dates through 2013.

     Each of these CMREC partnerships contains a buy/sell option under which the partners have the right, at any time, to initiate procedures under which the initiating party offers both to sell to or buy from the other party the initiating party's or the other party's shares in the partnership at the offer price. The recipient of the offer has the alternative of accepting the offer to sell or the offer to buy. The Corporation is unable to determine the effect that would result if either party initiates this procedure.

     During the year ended January 31, 1994, CM/CP Briggs Chaney refinanced two mortgages at Briggs Chaney Shopping Center into one $16,000,000 mortgage and CM/CP Bull Run obtained a $9,750,000 mortgage. All mortgages payable are secured by the land and buildings and leasehold improvements. Based on borrowing rates currently available for bank loans with similar terms, the fair value of the mortgages are $87,699,000.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1994, 1993 and 1992


(8) CABOT-MORGAN REAL ESTATE COMPANY (Continued):

     Mortgage payable at January 31, 1994, consists of the following:

     CM/CP Briggs Chaney
     -------------------
     Mortgage payable, bearing interest at 8.5% per annum
         principal due December 1, 2003; collateralized
         by first mortgage on land and buildings                  $15,949,000
     CM/CP Greenway
     --------------
     Mortgage payable, bearing interest at 10.4% per annum,
         payments made on a monthly basis with the last
         payment due July 1, 2011; collateralized by first
         mortgage on land and buildings                             9,611,000
     Mortgage payable, bearing interest at 9.75% per annum,
         payments made on a monthly basis with the last
         payment due December 1, 1996; collateralized by
         second mortgage on land and buildings                      6,037,000
     CM/CP Greenbriar
     ----------------
     Mortgage payable, bearing interest at 9.5% per annum,
         payments made on a monthly basis with the last
         payment due May 1, 2003; secured by the land and
         building at the shopping center                           40,350,000
     CM/CP Bull Run
     --------------
     Mortgage payable, bearing interest at 8.0% the first
         year, 8.5% the second year, and 9.0% the third year,
         principal due May 21, 1996; secured by the land and
         building at the shopping center.                           9,750,000
                                                                 ------------

Total                                                              81,697,000
Current portion of mortgage payable                                   988,000
                                                                 ------------
Mortgage payable                                                 $ 80,709,000
                                                                 ============

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1994, 1993 and 1992


(8) CABOT-MORGAN REAL ESTATE COMPANY (Continued):

     Maturities of the mortgages payable as of January 31, 1994 are as follows:

                  Fiscal                                 Mortgage
                   Year                                  Payable
                  ------                               -----------

                   1995                                    988,000
                   1996                                  1,140,000
                   1997                                 16,587,000
                   1998                                  1,182,000
                   1999                                  1,297,000
                   2000 - 2011                          60,503,000
                                                       -----------
                   Total                               $81,697,000
                                                       ===========


     Description of Leasing Arrangements

     Renewal options are available to the majority of the tenants of CMREC properties and the leases require payment of contingent rentals and license fees based on sales in excess of specified minimums. The net book value of the property held for lease by CMREC included in land, building and leasehold improvements on the accompanying balance sheet at January 31, 1994 was $156,714,000 and the mortgage payable (current and long-term) of $81,697,000 is in connection with these CMREC assets.

     The following is a schedule by fiscal year of future minimum rental income under these leases having initial or remaining terms in excess of one year at January 31, 1994.

                  Fiscal
                   Year                        Minimum Rental Income
                  ------                       ---------------------

                   1995                                 14,705,000
                   1996                                 14,062,000
                   1997                                 13,048,000
                   1998                                 11,450,000
                   1999                                 10,853,000
                   2000 - 2011                          49,735,000
                                                      ------------

                   Total                              $113,853,000
                                                      ============

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1994, 1993 and 1992


(9)  RESTRUCTURING CHARGE

     Trak Auto

     During the year ended January 30, 1993, Trak Auto recorded a restructuring charge of $7,400,000, before income taxes. The restructuring charge is divided into two categories consisting of the estimated cost of relocating or expanding an estimated 126 stores to Super Trak stores and discontinuing operations in an estimated 38 stores. The restructuring charge for the two components consists of unrecoverable lease obligations (rent, real estate taxes and common area charges) after the projected closing date of the store or upon remodel or expansion, the write-off of leasehold improvements and costs associated with changing store fixtures for new product lines and cost associated with inventory conversion, as follows:


                            Lease                        Fixtures &
Category#          Stores  Obligations    Leaseholds     Inventories
- ---------          ------  -----------    ----------     -----------

Relocation or
Expansion to
Super Trak         126     $3,560,000     $    -          $1,000,000

Discontinued        38      2,780,000          60,000         -
                   ---     ----------     -----------     ----------
                   164     $6,340,000     $    60,000     $1,000,000

     The above lease obligations are for basic lease terms of from one to 74 months. In the case of relocations/expansions, the reserve has been estimated at 50% of the total lease obligations because Trak Auto believes that certain alternatives to abandonment may be available. These alternatives include leasing different or additional space from the same landlord, subletting the existing space, lease termination and lease buy-out. Therefore, no provision for leasehold improvement write-off has been made, and only one-half of the full lease obligation has been provided.

     The amount of unrecoverable lease costs relating to properties under related party leases is approximately $823,000.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1994, 1993 and 1992


(9)  RESTRUCTURING CHARGE (Continued):

     During the year ended January 29, 1994, Trak Auto charged approximately $600,000 against the restructuring reserve, primarily for the write-off of the net book value fixed assets in stores that were converted to Super Traks.

     The following table indicates the fiscal years in which the restructuring reserve is expected to be utilized.

               Fiscal Year          Amount
               -----------        ----------
                    1994          $  600,000
                    1995             600,000
                    1996           3,000,000
                    1997           2,390,000
                    1998             505,000
                    1999-2001        305,000
                                  ----------
                                  $7,400,000

     Crown Books

     During the year ended January 30, 1993, Crown Books recorded a restructuring charge of $6,600,000 before income taxes. The charge includes the anticipated costs associated with closing, relocating, expanding and converting existing stores to the Super Crown Books concept. These costs are primarily unrecoverable lease obligations and the remaining book value of leasehold improvements from the estimated closing date. During the year ended January 29, 1994, Crown Books charged approximately $840,000 against this reserve.

     Crown Books continues to test various concepts (principally related to the size of the store) in its Super Crown Books prototypes. As a result of these test stores, Crown Books has determined that a number of the smaller Super Crown Books stores opened in previous years (typically 6,000 - 10,000 square feet) are not a competitive format in the current environment. These stores have been negatively impacted by the industry's roll out of larger stores.

     Accordingly, Crown Books recorded an additional restructuring charge of $6,200,000 in the year ended January 29, 1994, representing the anticipated costs (unrecoverable lease costs and the remaining book value of leasehold improvements and store fixtures subsequent to management's estimate of the stores' closing dates) associated with closing, relocating and converting these smaller Super Crown Books stores to the new, larger Super Crown Books prototype.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1994, 1993 and 1992


(9)  RESTRUCTURING CHARGE (Continued):


     The restructuring reserve as of January 29, 1994 of approximately $11,960,000 is comprised of the following components:

                                             Lease              Leaseholds
   Year Ended               Stores         Obligations          & Fixtures
- -----------------           ------         -----------          ----------

January 30, 1993               26          $ 5,150,000          $  610,000
January 29, 1994                7            5,100,000           1,100,000
                            ------         -----------          ----------
                               33          $10,250,000          $1,710,000

    The above lease obligations are for primary terms from 16 to 126 months.

     The amount of unrecoverable lease costs relating to properties under related party is approximately $708,200.

     The following table indicates the fiscal years in which the restructuring reserve is expected to be utilized.

                          Fiscal Year          Amount
                          -----------      -------------
                              1994         $     840,000
                              1995             1,305,000
                              1996             2,392,000
                              1997             2,587,000
                              1998             1,984,000
                              1999 to 2005     3,692,000
                                           -------------
                                           $  12,800,000
                                           =============

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1994, 1993 and 1992

(10) INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS
     (See Notes 4 and 8):

     Leasing Agreements

     The Corporation's subsidiaries, Trak Auto, Crown Books, Shoppers Food and Total Beverage lease certain real property from CMREC and Haft family owned partnerships. The leased properties consist of 54 stores and four warehouses. These leases provide for various termination dates, which, assuming renewal options are exercised, range from 1994 to 2033 and require the payment of minimum rentals aggregating approximately $318,932,000 to the lease expiration dates. Minimum rentals under these leases are approximately $115,203,000 to the expiration of their original terms. Certain of these leases also require the payment of a percentage of sales in excess of a stated minimum, as well as real estate tax increases.

     Prior to January 29, 1994, the outside members of the board of directors of the Corporation, Trak Auto and Crown Books approved each related party lease. After January 29, 1994, the Real Estate Committee (composed of one independent director) of the Board of Directors approves these transactions. The board of directors are provided with a fairness opinion attesting that the proposed lease is representative of market rent for the subject property. Haft family members do not vote on these leases.

     Employment Agreement

     The Corporation has ten-year employment agreements with Mr. Herbert H. Haft and Mrs. Gloria G. Haft, which are automatically extended for an additional year on each January 31 in the absence of an election not to extend the contract. The agreements provide for salaries for Mr. and Mrs. Haft of $1,281,000 and $195,000, $1,154,000 and $177,000, $1,038,000 and $161,000,
respectively for the years ended January 31, 1994, 1993 and 1992, respectively, with certain annual cost of living increases based on the CPI (with a minimum increase of 10% annually plus $12,000 for Mr. Haft and 10% annually for Mrs.
Haft). Both Mr. Haft and Mrs. Haft elected not to receive the increases in fiscal 1993 and 1992 and therefore their annual salaries remained at $933,000 and $146,000, respectively, for those years. In addition, the agreements provide life insurance coverage and certain other benefits. Mr. Haft's agreement also provides for an annual bonus equal to 1-1/2% of the Company's consolidated pretax profit not reduced as a result of transactions which are not ordinary, while Mrs. Haft's agreement provides for an annual bonus equal to 3/8 of 1% of the Company's consolidated pretax profit. Further, the Corporation has agreed to lend to Mr. Haft the funds necessary to purchase a $3,000,000 life insurance policy on his life or on the life of Mrs. Haft or any combination thereof, at his discretion. The Corporation has also agreed to lend Mrs. Haft the funds necessary to purchase a $1,000,000 life insurance policy on her life. At January 31, 1994, Mr. Haft had purchased a $1,000,000 life insurance policy on the life of Mrs. Haft. Mr. Robert M. Haft (the Corporation's former President and Chief Operating Officer) had purchased two $3,000,000 life insurance policies on his life under similar terms with funds

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1994, 1993 and 1992


(10) INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS
     (See Notes 4 and 8) (Continued):

loaned by the Corporation and Crown Books. At January 31, 1994, the loan balance for these policies was approximately $288,000 and $477,000 for Herbert
H. Haft and Robert M. Haft respectively, and was collateralized by the cash surrender values. The Corporation has elected not to charge interest on these loans.

     Herbert H. Haft's agreement provides for a supplemental bonus related to years beginning February 1, 1984 based on certain performance criteria for the three year period ended January 31, 1985 and each three-year period thereafter. The supplemental bonus payable to him equals the greatest of (i) 3% of the increase in the aggregate market value of the Class A Common Stock on the last day of the three-year period over such market value on the first day of such period; (ii) 3% of any excess in consolidated stockholders' equity (based on generally accepted accounting principles) on the last day of the three-year period over such stockholders' equity on the first day of such period; (iii) 3% of the aggregate consolidated net income during the three-year period; and (iv) his base salary and annual bonus for the last year of the three-year period. The amount accrued under this supplemental bonus plan was approximately $1,531,000 for the three years ended January 31, 1994. The annual bonuses accrued for Herbert and Gloria Haft for the year ended January 31, 1994 was approximately $129,000 and $32,000, respectively. Mr. Herbert H. Haft may elect to receive all or part of the compensation in the future in the form of an option for shares of the Corporation's Class A Common Stock or defer receipt of such income.

     On August 1, 1993, the Board of Directors of the Corporation approved an employment agreement with Ronald S. Haft (the "Agreement"), pursuant to which he was employed by the Corporation as its President and Chief Operating Officer for a term initially ending on January 31, 1997. The term is to be extended for one year on each February 1, that Ronald S. Haft is employed under the Agreement. Ronald S. Haft's annual base salary is $400,000 and shall be increased annually effective February 1, 1995 and each February 1 through the term of the agreement based on review and performance appraisal by the Corporation's Board of Directors. The Agreement provides for a supplemental bonus beginning February 1, 1994 and ending January 31, 1997 with terms similar to Mr. Herbert H. Haft's supplemental bonus and provides for an annual bonus equivalent to Mr. Herbert H. Haft's. The annual bonus accrued for Ronald S. Haft for the year ending January 31, 1994 was approximately $129,000. Mr. Ronald S. Haft may elect to receive all or part of the compensation in the future in the form of an option for shares of the Corporation's Class A Common Stock or defer receipt of such income.

     In fiscal 1988, the Corporation's Board of Directors concluded that it would be appropriate for Herbert H. Haft and Robert M. Haft each to participate individually in acquisitions of other companies by the Corporation on the same terms and conditions as management of the acquired company might participate or by the purchase of each of ten percent (10%) of the Corporation's interest in the acquired company on an equivalent basis as is paid by the Corporation.

      The Corporation's interest in Shoppers Food is held through a wholly

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1994, 1993 and 1992

(10) INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS
     (See Notes 4 and 8) (Continued):

owned subsidiary, Dart/SFW Corp. In fiscal 1990, the Corporation granted both Herbert H. Haft and Robert M. Haft an option to purchase up to ten shares of the common stock of Dart/SFW Corp., or 10 percent of such stock on a fully diluted basis, for approximately $192,688 per share. Each such option is exercisable in whole or in part during the period beginning on August 8, 1994 and ending on August 8, 2004; provided that such options become immediately exercisable in the event of a Major Business Change (as defined in the option agreement) and for a period of ten years thereafter. At any time within three years after receipt of the Dart/SFW shares pursuant to the exercise of an option, Herbert Haft or Robert Haft, as the case may be, may require the Corporation to purchase all or part of such shares at their then fair market value, as determined by an independent appraiser selected by the Corporation's Board of Directors. Pursuant to agreements dated January 11, 1990, Herbert H. Haft assigned and transferred his option to acquire ten shares of Dart/SFW Corp. to his two children, Ronald S. Haft and Linda G. Haft, and Robert M. Haft assigned and transferred his option to acquire six shares of Dart/SFW Corp to Trusts established for the benefit of his two children, Michael A. Haft and Nicholas G. Haft.

Incentive Stock Agreement

     In fiscal 1990, Crown Books entered into an incentive stock agreement with Robert M. Haft, the former President of Crown Books. Under the terms of the agreement, Crown Books issued 100,000 shares of stock to Mr. Haft in return for a non-interest bearing promissory note, discounted at an 11% effective interest rate, of $203,750, due January 2, 2004. The agreement provides that the stock certificate representing the 100,000 shares state that the shares are subject to certain transfer restrictions. Crown Books has the right, expiring ratably over the period from January 2, 1999 to January 2, 2001, to repurchase all or a portion of the shares, subject to certain conditions, in the event Mr. Haft
voluntarily terminated employment with Crown Books.   Crown Books believes that
conditions exist which so entitle Crown Books to exercise its right to purchase all or part of the shares issued to Mr. Haft under the agreement at their original issuance price. This matter is in litigation discussed below. As of January 31, 1994, Crown Books had not elected to exercise its right under the agreement to purchase the shares. Purchase of the shares issued to Mr. Haft would result in Crown Books recording a pre-tax gain of approximately $900,000 (on a consolidated basis $462,000 after minority interest) reflecting recovery of compensation previously recognized by Crown Books.

     In August 1993, Robert M. Haft filed a lawsuit in the United States District Court for the District of Delaware styled Robert M. Haft v. Dart Group et al. (see Note 6 to the Consolidated Financial Statements). Robert M. Haft seeks, among other requests, that Crown Books reissue to Robert M. Haft the stock certificate representing the 100,000 shares without any stated restrictions on the use or transfer of the shares. Reissuance of the shares without restriction would result in Crown Books recording a pre-tax loss of

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1994, 1993 and 1992


approximately $1,300,000 (on a consolidated basis $668,000 after minority interest) reflecting the write-off of deferred compensation recorded in Crown Books financial statements on January 31, 1994.

(11)  MINORITY INTERESTS:

     The $140,637,000 of minority interests reflected in the Consolidated Balance Sheet as of January 31, 1994 represents the portion of real estate partnerships' equity owned by the Haft family partnerships, the portion of Trak Auto and Crown Books equity owned by the public shareholders of Trak Auto and Crown Books, respectively, and the portion of Shoppers Food equity owned by the shareholders of Shoppers Food (other than the Corporation). Income attributed to the minority shareholders of Trak Auto was $27,000, $1,529,000 and $655,000 for the years ended January 31, 1994, 1993 and 1992, respectively. Income
(loss) attributed to the minority shareholders of Crown Books was $(101,000), $2,014,000, and $4,825,000 for the years ended January 31, 1994, 1993 and
1992, respectively. Income attributed to the minority ownership of Shoppers Food for the year ended January 31, 1994, 1993 and 1992 was $6,203,000, $4,120,000, and $6,189,000, respectively. Income (loss) attributed to the minority ownership of real estate partnerships was $383,000, $1,003,000, and $133,000 for the years ended January 31, 1994, 1993 and 1992, respectively.

(12)  STOCK OPTION PLANS:

     Dart Group Corporation 1992 Stock Option Plan

     The Corporation has adopted a stock option plan (the "1992 Plan") for officers, key employees and directors. The total number of shares that may be issued under the 1992 Plan is 400,000 and the 1992 Plan will terminate June 2, 2002. Options granted pursuant to the 1992 Plan may be incentive stock options, as defined in Section 422 of the Internal Revenue Code or may be non-qualified options. Based on options outstanding at January 31, 1994, the maximum shares issuable under options exercisable over the next five years are:
19,207 in 1995, 41,332 in 1996, 45,750 in 1997 and 1998 and 32,000 in 1999.

Information concerning stock options under the 1992 Plan is as follows:

                                       No.  of           Option Price
                                       Shares             Per Share
                                      --------         ---------------
Outstanding at January 31, 1992           -            $       -
  Granted                               28,750           74.00 - 81.00
                                      --------         ---------------

Outstanding at January 31, 1993         28,750           74.00 - 81.40
  Granted                               32,000           81.50 - 89.65
  Exercised                             (1,500)                  74.00
  Expired                              (13,500)          74.00 - 81.40
                                      --------         ---------------

Outstanding at January 31,1994          45,750         $ 74.00 - 89.65
                                      ========         ===============

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1994, 1993 and 1992


(12)  STOCK OPTION PLANS (Continued):

    Options for 352,750 shares remain available for grant and 4,583 options were exercisable at January 31, 1994.

     Dart Group Corporation 1981 Stock Option Plan

     The Corporation has a 1981 stock option plan (the "1981 Plan") in which directors, officers and key employees participate. Based on outstanding options, on January 31, 1993 the maximum number of shares subject to options exercisable in each of the next three years is 42,500 in 1995, 28,750 in 1996 and 15,000 in 1997. The 1981 Plan terminated December 4, 1991 and no more options may be granted under the 1981 Plan.

Information concerning stock options under the 1981 Plan is as follows:

                                       No.  of           Option Price
                                       Shares             Per Share
                                      --------         ---------------
Outstanding at January 31, 1992        204,838         $ 65.00 -104.50
  Exercised                             (1,268)          68.25 - 77.25
  Expired                              (94,320)          68.25 - 75.08
                                      --------         ---------------

Outstanding at January 31, 1993        109,250           65.00 -104.50
  Exercised                             (5,250)          65.00 - 77.25
  Expired                              (61,500)          65.00 -104.50
                                      --------         ---------------

Outstanding at January 31,1994          42,500         $ 65.00 -104.50
                                      ========         ===============

     At January 31, 1994 there were 36,746 options exercisable under the 1981 Plan.

     The Board of Directors of the Corporation has authorized certain officers and directors of the Corporation to apply for loans from the Corporation to exercise their vested stock options. Under the plan approved by the board, the loans must bear interest at the prime rate, adjusted annually, must be secured by all of the stock acquired by exercise of the options, must be repaid out of the first proceeds of sale of stock or at the end of three years, whichever is earlier, and the borrower must demonstrate to the Corporation's chief financial officer both that it would be difficult to dispose of the number of shares on the open market and that he or she presents a reasonable credit risk to the Corporation. The Board of Directors for both Trak Auto and Crown Books have authorized such loans to certain officers and directors of Trak Auto and Crown Books.

     In May 1983, the Corporation adopted an executive non-qualified stock option Plan (the "Plan"), amended in September 1983, which provides that a total of 199,500 shares of Class A Common Stock may be issued. Options for 177,500 shares were granted under this Plan when it was adopted. The exercise price at the time of the grant was equal to 100% of the fair market value ($82.50 per share) of the Class A Common Stock. The Plan provides that in the

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1994, 1993 and 1992


(12)  STOCK OPTION PLANS (Continued):

event of a "major business change" the exercise price of options held by persons who are employees of the Corporation on the day immediately preceding such a change is reduced to $20.00 per share. The sale of the Corporation's drug store division in 1985 constituted a major business change as defined by the Plan. Accordingly, outstanding options for 154,500 shares are exercisable at $20.00 per share and options for 3,990 shares are exercisable at $82.50 per share. Options granted under the Plan are exercisable until 1998. The Corporation may lend to each optionee, without interest, as long as he/she is an employee of the Corporation, the funds necessary to exercise the options until the earlier of three years, the sale of the shares thereby acquired or termination of the optionee's association with the Corporation or the Corporation may permit the optionee to pay for the shares acquired on exercise with shares of the Corporation's Class A Common Stock valued at the market price on the date of exercise. The options are only transferable by will or by the laws of descent and distribution. Options for 100, and 2,000 shares were exercised during the fiscal years ended January 31, 1993 and 1992, respectively. No options were exercised in fiscal 1994.

     In September 1987, the Corporation adopted the 1987 Executive Non-Qualified Stock Option Plan ("1987 Plan"). The 1987 Plan provides for the grant of options to purchase, in the aggregate, 199,500 shares of Class A Common Stock and granting to each of Herbert H. Haft and Robert M. Haft options to purchase 99,750 shares of Class A Common Stock at an exercise price of $148.50 per share, or fair market value at the time of the grant. (On December 9, 1987, when the 1981 Plan exercise prices were reduced, the exercise price for the 1987 Plan was reduced to $68.25 per share.) The 1987 Plan provides that in the event of a "major business change" the exercise price of options held by persons who are employees of the Corporation on the day immediately preceding such change is reduced to $36.00 per share. (On December 9, 1987, the exercise price in the event of a "major business change", which has not occurred, was reduced to $16.40 per share.) Options granted under the 1987 Plan are exercisable on or after April 1, 1988 and prior to September 30, 2002. The Corporation may lend to each optionee, without interest, as long as he is an employee of the Corporation, the funds necessary to exercise the options until the earlier of three years, the sale of the shares thereby acquired or termination of the optionee's association with the Corporation or the Corporation may permit the optionee to pay for the shares acquired on exercise with shares of the Corporation's Class A Common Stock valued at the market price on the date of exercise. The options are only transferable by will or by the laws of descent and distribution.

     Stock options granted for Trak Auto and Crown Books would not, if exercised, have a material dilutive effect on the Corporation's equity interest in those entities.

     Stock options granted for Crown Books would, if all were exercised, reduce the Corporation's ownership percentage to 48.9%.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1994, 1993 and 1992


(13)  EMPLOYEES' PROFIT-SHARING PLAN

     The Corporation, Trak Auto and Crown Books maintain separate non-contributory profit-sharing plans for all full-time employees with one year of continuous employment. Annual contributions to the plans are based on a discretionary percentage of net income, as defined in the respective plan, and as determined by the respective board of directors. Contributions are allocated to individual employees based on each employee's salary in relation to the total salaries of all eligible employees. Contributions paid or accrued for the Corporation's, Trak Auto's and Crown Books' plans for the years ended January 31, 1994, 1993 and 1992 were $400,000, $1,175,000, and $870,000, respectively.

     Shoppers Food maintains a non-contributory profit sharing plan with discretionary contributions to qualified employees. Generally, employees who complete one year of service are eligible to participate in the plan. The Board of Directors of Shoppers Food authorized contributions of $300,000 to the plan for the 1993 plan year. No contribution was authorized for the 1992 plan year.

(14)  14% SUBORDINATED DEBENTURES:

     During the years ended January 31, 1993 and 1992, the Corporation redeemed its outstanding 14% Subordinated Debentures in face amounts of $29,120,000 and $75,000,000, respectively. The after tax losses associated with these redemptions, including unamortized discount and issue costs, $885,000 and $1,589,000 have been classified as an extraordinary item. As of January 31, 1993, all of the Corporation's debentures had been redeemed.

(15) UNUSUAL ITEM:

     Trak Auto had 15 stores substantially damaged or completely destroyed in the Los Angeles civil disturbances in May of 1992. Eleven of these stores have subsequently reopened and four remain closed. At January 31, 1993, Trak Auto had received payments from insurance carriers of approximately $6,400,000 and recorded a receivable of an additional $3,600,000 which represent settlement of Trak Auto's insurance claims. Trak Auto received these funds during the first quarter of fiscal 1994. The payment and receivable, less related expenses and the cost of the related inventory and fixed assets lost, have been recorded as a gain, classified as an unusual item during the year ended January 31, 1993.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1994, 1993 and 1992


(16) SEGMENT INFORMATION:

     The Company's four primary business segments are retail specialty, retail grocery, a real estate company and a financial company. The following is a summary of selected consolidated information for the business segments during January 31, 1994, 1993 and 1992:

                                                (in thousands)
                                             Year Ended January 31,
                                   ----------------------------------------
                                       1994          1993          1992
                                   ------------  ------------  ------------

Revenue:
  Retail, specialty                $    614,558  $    561,249  $    557,311
  Retail, grocery and beverage          739,081       692,595       614,772
  Real estate                            19,011        14,339         9,534
  Financial company                       2,588         4,152        11,771
  Other                                   1,305           342         1,760
                                   ------------  ------------  ------------
                                      1,376,543  $  1,272,677  $  1,195,148
                                   ============  ============  ============


Income from operations:
  Retail, specialty                $       (670) $      8,101  $     19,229
  Retail, grocery and beverage           14,680        13,784        19,712
  Real estate                             8,458         6,859         3,175
  Financial company (1)                   2,322         3,253        10,263
                                   ------------  ------------  ------------
  Total operating profit                 24,790        31,997        52,379
                                   ------------  ------------  ------------
    Interest income                       6,813         6,122         7,986
    Interest expense                    (13,513)      (10,412)       (9,125)
                                   ------------  ------------  ------------
  Earnings before
    unusual item and
    income taxes                   $     18,090  $     27,707  $     51,240
                                   ============  ============  ============


Identifiable assets:
  Retail, specialty                $    389,426  $    330,537  $    304,837
  Retail, grocery and beverage          136,839       117,143       111,071
  Real estate                           172,808       160,332       126,599
  Financial company                     226,803       224,411       221,808
  Other (2)                            (122,978)     (110,044)      (67,920)
                                   ------------  ------------  ------------
                                   $    802,898  $    722,379  $    696,395
                                   ============  ============  ============


  (1)  Includes income from bankers' acceptances.
  (2)  Includes consolidating eliminations and adjustments.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1994, 1993 and 1992


(16) SEGMENT INFORMATION (Continued):

                                                (in thousands)
                                             Year Ended January 31,
                                   ----------------------------------------
                                       1994          1993          1992
                                   ------------  ------------  ------------
Depreciation and Amortization
Expense:
  Retail, specialty                $     10,742  $      8,447  $      8,668
  Retail, grocery and beverage           11,587        12,127         9,020
  Real estate                             4,338         3,190         2,688
  Other                                   1,355         1,332         1,365
                                   ------------  ------------  ------------
                                         28,022  $     25,096  $     21,741
                                   ============  ============  ============


Capital Expenditures:
  Retail, specialty                $     27,403  $     11,655  $      7,733
  Retail, grocery and beverage            6,152         9,576        16,647
  Real estate                            12,491        29,555        55,968
  Other                                     193            67            19
                                   ------------  ------------  ------------
                                   $     46,239  $     50,853  $     80,367
                                   ============  ============  ============

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1994, 1993 and 1992


(17) INTERIM FINANCIAL DATA (Unaudited):

     Selected interim financial data for the fiscal years ended 1994 and 1993 are as follows:

                                -- In Thousands Except Per Share Data --
Three months ended:       JANUARY 31,  OCTOBER 31,   JULY 31,     APRIL 30,
                             1994         1993         1993         1993
                          ----------   ----------   ----------   ----------
Revenue                   $  390,282   $  331,512   $  334,538   $  320,211
Gross profit (1)              72,577       62,105       66,659       62,446
    Net Income (Loss) (3) $   (7,282)  $     (687)  $      682   $      550
                          ==========   ==========   ==========   ==========

Earnings per share
    Net Income (Loss) (2) $    (3.98)  $     (.44)  $      .28   $      .24
                          ==========   ==========   ==========   ==========

Three months ended:       JANUARY 31,  OCTOBER 31,   JULY 31,    APRIL 30,
                             1993         1992         1992         1992
                          ----------   ----------   ----------   ----------
Revenue                   $  345,826   $  311,975   $  314,463   $  300,413
Gross profit (1)              68,019       60,457       56,648       60,424
Income (Loss) before
  extraordinary items         (1,603)       1,693        1,040        2,379
Extraordinary items (3)         -            -            (885)        -
Cumulative effect of
  change in accounting
  principle                     -            -            -           1,135
                          ----------   ----------   ----------   ----------
    Net Income (Loss)     $   (1,603)  $    1,693   $      155   $    3,514
                          ==========   ==========   ==========   ==========

Earnings per share
Income (Loss) before
  extraordinary items
  and in accounting
  principle                     (.87)  $      .93   $      .57   $     1.30
Extraordinary items             -            -            (.48)        -
Cumulative effect of
  change in accounting
  principle                     -            -            -             .61
                          ----------   ----------   ----------   ----------
    Net Income (Loss) (2) $     (.87)  $      .93   $      .09   $     1.91
                          ==========   ==========   ==========   ==========



(1) After deduction for cost of sales, store occupancy and warehousing expenses.
(2) The sum of these amounts does not equal the annual amount because of the changes in the average number of shares outstanding during the year.
(3)  After deduction in 4th Quarter for restructuring charge.

     Financial data for the year ended January 31, 1994, has been restated to reflect the adoption of SFAS No. 109, Accounting for Income Taxes, effective February 1, 1992.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Inapplicable.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

     The directors and executive officers of the Corporation are as follows.

Name                   Age       Position with the Registrant
- ----                   ---       ----------------------------

Herbert H. Haft        73        Chairman of the Board of Directors
                                    and Chief Executive Officer

Ronald S. Haft         35        President, Chief Operating Officer
                                    and Director

Ron Marshall           40        Senior Vice President and
                                    Chief Financial Officer

Dennis N. Weiss        48        Executive Vice President, Real Estate

Bonita Wilson          52        Director

Douglas Bregman        44        Director

H. Ridgely Bullock     60        Director

Larry G. Schafran      55        Director

     Directors are elected annually by the holders of the Class B Common Stock. All of the foregoing officers have served in the positions stated in the previous table for more than five years, except as stated below. Officers serve at the discretion of the Board of Directors.

     Mr. Herbert H. Haft, the founder of the Corporation, has been Chief Executive Officer and Chairman of the Board of the Corporation since 1960. He was Co-Chairman or Chairman of the Board of Directors of Crown Books from its organization until December 1991, when he became Chairman of the Executive Committee. Mr. Haft became Chairman of the Board of Directors of Crown Books, again, in June 1993. Mr. Haft has been Chairman of the Board of Directors and Chief Executive Offficer of Trak Auto since its organization in March 1983. Mr. Haft has been a director of Shoppers Food since April 1989.

     Mr. Ronald S. Haft joined the Corporation as President and Chief Operating Officer August 1, 1993. Prior to joining the Corporation, Mr. Haft was President of Combined Properties, Inc., a real estate management company, from 1984, and continues to hold that position. Mr. Haft has been a director of the Corporation, Trak Auto, Crown Books and Shoppers Food since July 28, 1993.

     Mr. Marshall joined the Corporation in November 1991 as Senior Vice President and Chief Financial Officer. At the same time he was appointed Treasurer and Principal Financial Officer of Trak Auto and Treasurer and Chief Financial Officer of Crown Books. Prior to joining the Corporation, Mr. Marshall was Chief Financial Officer at Barnes and Noble Bookstores Inc., a national retailer of college bookstores, from 1988 to 1991. Prior to that, he was Vice President of Finance at The Office Place Inc., a subsidiary of NBI, Inc.

     Mr. Weiss joined the Corporation in August 1981, as Director of Real Estate. He was appointed Vice President, Real Estate, in June 1983, Senior Vice President, Real Estate, in September 1986, and Executive Vice President, Real Estate in December 1987.

      Ms. Bonita A. Wilson has been a retailing executive with Saks Jandel since February 1994. Prior to that she was a retailing executive with the May
Company.   Ms. Wilson serves on the board of directors of Wedgewood Financial
Management, Inc. Ms. Wilson was elected to serve as a director of the Corporation since June 1993 and was elected to be a director of Trak Auto and Crown Books on June 30, 1993.

     Mr. Douglas M. Bregman is a partner in the law firm of Bregman, Berbert & Schwarts, specializing in commercial real estate law. Mr. Bregman is also an Adjunct Professor of Law at the Georgetown University Law Center. Mr. Bregman was elected to serve as a director of the Corporation since June 1993 and was elected to be a director of Trak Auto and Crown Books on June 30, 1993.

     Mr. H. Ridgely Bullock is president of Montchanin Management Corporation, a management and financial consulting firm, and president and director of Michel Vineyards. Mr. Bullock is an attorney in New York. Mr. Bullock previously served as chairman and chief executive officer of Bank of New England Corporation and UniDynamics Corporation. Mr. Bullock was elected a director of the Corporation, Trak Auto and Crown Books on December 20, 1993.

     Mr. Larry G. Schafran is managing general partner of L.G. Schafran and Associates, a New York based investment advisory firm, and is a director of Publicker Industries, Inc., Capsure Holdings, Corp. and OXIGENE, Inc. Mr. Schafran has previously held the positions of vice president and director of Webb & Knapp, Inc. and its successor General Property Corp. Mr. Schafran was elected a director of the Corporation, Trak Auto and Crown Books on December 20, 1993.

The other officers of the Corporation are:

     Mr. Robert F. Ampula rejoined the Corporation in November 1988 as Vice President, Information Services, a position he held from January 1985 until July 1986. Prior to rejoining the Corporation he was most recently with Coca Cola Enterprises.

     Mr. Elliot R. Arditti joined the Corporation in January 1984 as Associate Counsel. He was appointed Assistant Vice President, Corporate Counsel in September 1986 and Vice President, Corporate Counsel in December 1987. Prior to joining the Corporation, he was an associate with the law firm of Pascal, Weiss, Peartree and Habbert.

     Mrs. Gloria G. Haft is Vice President of the Corporation and was a director of the Corporation, Trak Auto and Crown Books until June 1993.

     Herbert H. Haft and Gloria G. Haft are husband and wife. They are the parents of Ronald S. Haft and Robert M. Haft. There is no other family relationship between any director and executive officer of the Corporation.

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Corporation's officers and directors, and persons who beneficially own more than ten percent of a registered class of the Corporation's equity securities, to file reports of ownership of the Corporation's securities and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely upon its review of such forms received by it, the Company believes that during the fiscal year ended January 31, 1994, all filing requirements applicable to its officers, directors and ten percent shareholders were complied with, except that each of Herbert H. Haft, Robert M. Haft, Gloria
G. Haft, Ron Marshall, Warren Tydings, Charles M. Farkas and Claudine B. Malone, did not file one Form 5 on a timely basis, reporting the granting of stock options on July 31, 1992 pursuant to the Corporation's stock option plan. The granting of such options was reported by each such person, except Robert M. Haft and Warren Tydings (deceased), on Forms 5 filed on March 15, 1994, or for Claudine B. Malone, on or about March 23, 1994.

Item 11.  Executive Compensation

     Summary Compensation Table

     The Summary Compensation Table is intended to provide an overview of both annual and long-term compensation for each of Herbert H. Haft, Ronald S. Haft, Ron Marshall, Dennis N. Weiss, and Robert M. Haft (the "Executive Group"). It requires separate, line-by- line entries for compensation paid to each member of the Executive Group for the last three years, including compensation from subsidiaries.

                                                      Long Term
                                                      Compensation
Payouts                      Annual Compensation      Awards
- -------                -----------------------------  -------------
                                             Other
                                             Annual   Stock     All other
Name of                                      Compen-  Options   Compen-
Principal                                    sation   Granted   sation
Position         Year  Salary($)  Bonus($)   ($) (1)    (#)     ($) (2)
                 ----  ---------  ---------  -------  --------  ----------

Herbert H. Haft  1994  1,491,000    129,000  386,000    50,000      37,000
                 ----
Chief Executive  1993  1,183,000    246,000   61,000    40,000      43,000
                 ----
Officer          1992  1,183,000    139,000   61,000    40,000      39,000
                 ----

Ronald S. Haft   1994    185,000    129,000  128,000    30,000      15,000
                 ----
President (4)    1993       -          -        -         -           -
                 ----
                 1992       -          -        -         -           -
                 ----

Ron Marshall     1994    248,000     60,000    5,000     5,000       5,000
                 ----
Chief Financial  1993    233,000     50,000    6,000     1,500        -
                 ----
  Officer (3)    1992     35,000       -        -        5,000        -
                 ----

Dennis N. Weiss  1994    240,000       -        -        2,825       5,000
                 ----
Executive Vice   1993    229,000       -        -          750      10,000
                 ----
  President      1992    224,000       -        -          750       7,000
                 ----

Robert M. Haft   1994    599,000       -     357,000      -         57,000
                 ----
Former (4)       1993  1,134,000  1,371,000  251,000    40,000      72,000
                 ----
President        1992  1,134,000    399,000  251,000    40,000      73,000
                 ----

     ----------------
  (1) Includes Board of Directors fees. Members of the Corporation, Trak Auto and Crown Books Board of Directors are paid $15,000 per year (Trak Auto and Crown Books fees were increased from $10,000 during fiscal 1994). Members of Dart Financial Board of Directors are paid $10,000 per year. In addition, includes: $16,000 for Mr. Herbert H. Haft's auto usage; $206,000 for Mr. Robert M. Haft's compensation associated with the incentive stock agreement; cumulative Shoppers Food Board of Directors fees paid in fiscal 1994 to Mr. Herbert H. Haft, Mr. Ronald S. Haft and Mr. Robert M. Haft of $320,000, $96,000 and $140,000, respectively, for three years ended 1994; and Mr. Ronald S. Haft's and Mr. Marshall's auto allowance.
  (2) Includes allocations to the accounts of certain members of the Executive Group pursuant to the Profit-Sharing Plans of the Corporation and Subsidiaries and $32,000 and $52,000 to Herbert H. Haft and Robert M. Haft each year for interest on life insurance loans.
  (3) Mr. Marshall became Senior Vice President and Chief Financial Officer of the Corporation in November 1992.
  (4) Mr. Ronald S. Haft became President of the Corporation August 1, 1993 and Robert M. Haft's employment was terminated in June 1993.

     Option Grants in Last Fiscal Year

     This table provides information with respect to grants of options for shares of the Corporation and Subsidiaries Common Stock, to the Executive Group during the prior fiscal year and the exercise or base price, expiration date and estimates of the potential realizable values of such options.

                  Individual Grants
   --------------------------------------------------------
                                                            Potential Real-
                         % of Total                         izable Value at
                         Options                            Assumed Annual
                         Granted                            Rates of Stock
                         to Emp-  Exer-                     Price Appreci-
                         loyees   cise    Market            ation for Option
            Options      in       or Base Price    Expir-       Term (5)
            Granted      Fiscal   Price   Date of  ation    -----------------
   Name     (#) (5)      Year     ($/Sh)  Grant     Date    5% ($)    10% ($)
   ----     -------      -------  ------  -------  -------  -------   -------

Herbert H.    1,115 (1a)   3.5    89.65   81.50   7/31/98     16,000    46,400
  Haft        8,885 (1b)  27.8    81.50   81.50   7/31/98    200,100   442,100
             20,000 (3)   16.6    23.00   23.00   7/31/98    127,000   280,800
             20,000 (4)   21.6    12.50   12.50   7/31/98     69,000   152,600

Ronald S.     1,115 (1a)   3.5    89.65   81.50   7/31/98     16,000    46,400
  Haft        8,885 (1b)  27.8    81.50   81.50   7/31/98    200,100   442,100
            197,048 (2)  100.0    89.65   81.50   8/01/08  2,831,600 8,199,200
             10,000 (3)    8.3    12.50   12.50   7/31/98     63,500   140,400
             10,000 (4)   10.8    23.00   23.00   7/31/98     34,500    76,300

Ron           2,500 (1)    7.8    81.50   81.50   7/31/98     56,300   124,400
  Marshall    1,250 (3)    1.0    23.00   23.00   7/31/98      7,900    17,600
              1,250 (4)    1.4    12.50   12.50   7/31/98      4,300     9,500

Dennis N.       800 (1)    2.5    81.50   81.50   7/31/98     18,000    39,800
  Weiss       1,250 (3)    1.0    23.00   23.00   7/31/98      7,900    17,600
                800 (4)     .9    12.50   12.50   7/31/98      2,800     6,100

Robert M.    NONE
  Haft

  -----------------
  (1)     Represents options for Class A Shares
               a.  Incentive Stock Options
               b.  Nonqualified Stock Options
  (2) Represents options for Class B shares that Mr. Ronald S. Haft purchased for $985,000 exercisable on date of purchase.
  (3)     Represents options for Trak Auto Common Stock.
  (4)     Represents options for Crown Books Common Stock.
  (5) Class A, Trak Auto and Crown Books options become exercisable over time. One-third will become exercisable one year from the date of grant, an additional one-third will become exercisable two years from the date of grant and the last third will become exercisable three years from the date of grant. Options expire five years from the date of grant. Options are granted at market price on the date of grant except for incentive stock options ("ISO's") granted to the Hafts which have been granted at 110% of market price. All options granted to executive officers are ISO's under the Internal Revenue Code except for 8,885 options for the Corporation's Class A Shares and all Trak Auto and Crown Books options to each of Herbert and Ronald Haft which are non-qualified options. ISO's entitle the option holder to special tax treatment provided that the option holder satisfies certain holding periods with respect to shares acquired on the exercise of options. In general, if the holding periods are satisfied, the option holder will incur no taxable income by reason of exercise of the option, and the Corporation will not receive an income tax deduction by reason of the exercise. The option holder will recognize gain or loss upon a subsequent sale of the common stock, based on the difference between the amount for which the stock is sold, and the option price paid.
  (6) Potential realizable value is based on an assumption that the price of the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the five year option term. These numbers are calculated based on the rules and regulations promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth.

     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-
       End Option Values

     This table provides information regarding the exercise of options during the fiscal year and the number and value of unexercised options held at year end.

                                                              Value of
                                               Number of      Unexercisable
                                               Unexercised    In-the-Money
                                               Options at     Options at
                                               FY-End (#)     FY-End ($)

                Shares Acquired    Value       Exercisable/   Exercisable/
Name            on Exercise (#)  Realized ($)  Unexercisable  Unexercisable
- ----            ---------------  ------------  -------------  -------------
Herbert H. Haft      -    (1)          -          139,749      2,453,000
                                                   20,001        105,000
                     -    (2)          -           49,998        115,000
                                                   40,002         39,000
                     -    (3)          -           29,999           -
                                                   30,001           -

Ronald S. Haft       -    (1)          -             -              -
                                                   10,000         33,000
                     -    (2)          -             -              -
                                                   10,000           -
                     -    (3)          -             -              -
                                                   10,000           -

Ron Marshall        2,250 (1)        39,000         1,582         25,000
                                                    5,168         51,000
                     -    (2)          -             -              -
                                                    1,250           -
                     -    (3)          -              333           -
                                                    1,917           -

Dennis N. Weiss      -    (1)          -            2,250         13,000
                                                    1,550         14,000
                     -    (2)          -            1,000          2,000
                                                    2,000          2,000
                     -    (3)          -             -              -
                                                      800           -

Robert M. Haft       -    (1)          -          219,750 (4)  9,526,000

                                                     -              -
- -------------------

  (1)     Represents options for Class A Shares
  (2)     Represents options for Trak Auto Common Stock.
  (3)     Represents options for Crown Books Common Stock.
  (4) Does not include 40,000 options for Class A Shares, 40,000 options for Trak Auto Common Stock or 80,000 options for Crown Books Common Stock, which the Company maintains expired by virtue of Mr. Haft's termination of employment. Mr. Haft has contested this in litigation. See Note 6 to the Consolidated Financial Statements.

Compensation of Directors

     Members of the Board of Directors of the Corporation, Trak Auto and Crown Books are each paid $15,000 per year. Members of the Board of Directors of Dart Financial are each paid $10,000 per year. Ms. Wilson and Mr. Bregman are members of the profit sharing and audit committees for the Corporation, Trak Auto and Crown Books and are compensated $5,000 per year for each committee. Mr. Bullock and Mr. Schafran are members of the special litigation committee and are compensated $250 per hour plus expenses.

     The Dart Group Corporation's, Trak Auto and Crown Books Stock Option
Plans specify that each director who is not an employee shall receive 1,500, 1,500 and 2,500 options each year. The options will expire five years from the date of grant.

     In September 1987, the Corporation adopted the 1988 Dart Group Corporation Deferred Compensation Plan for Directors, effective January 1, 1988 (the "Compensation Plan"). The Compensation Plan permits the Corporation's directors to defer the payment of all or a specified part of future compensation payable for services as director, including fees for serving on or attending meetings of committees of the board of directors. Each director may elect, on or before January 31 of any year to defer payment of compensation, payable on or after the February 1st following such election, for services to be performed during the twelve-month period commencing on such February 1 and ending on January 31 of the following calendar year (the "Plan Year"). After such an election, all subsequent compensation will be deferred until the director notifies the Corporation, prior to the commencement of any Plan Year, that compensation for future Plan Years is to be paid on a current basis.

     Deferred compensation will not be paid to the director as earned, but will be held in the Corporation's general funds and credited to a bookkeeping account maintained by the Corporation in the name of the director. Each participating director will be treated as a creditor of the Corporation with respect to such funds. Deferred compensation will be paid to directors in a lump sum on the February 15th of the Plan Year after retirement, unless the director elects, at the time he exercises the deferral option, to be paid in up to ten annual installments.

     During the year ended January 31, 1994, the former directors of the Corporation, Trak Auto, Crown Books and Dart Financial received board fees on a quarterly basis until June 1993. In addition, the Corporation, Trak Auto and Crown Books purchased the outstanding in-the-money stock options held by Claudine B. Malone ($74,000), Charles Farkas ($40,000) and James G. Leonard ($73,000) (a former director of Trak Auto and Crown Books) at the market price per share. Mr. Leonard also received, at his election, the first two of three payments under the Compensation Plan. The Company also agreed to provide certain retirement benefits to Mr. Leonard of approximately $50,000. The Company agreed to continue the former directors full rights to indemnification as a director.

Employment Contracts

     See Note 5 and 10 to the Consolidated Financial Statements.

     Compensation Committee Interlocks and Insider Participation


     None of the Boards of Directors of the Corporation, Crown Books or Trak Auto has a compensation committee, and policies regarding executive compensation are formulated by the respective Boards of those companies. This section sets forth certain relationships among the members of the respective Boards.

     Certain members of the Board are directors, officers or employees of the Corporation and its subsidiaries, as follows: Herbert H. Haft is Chairman of the Board and Chief Executive Officer of the Corporation, Chairman of the Board of Crown Books, Chairman of the Board and Chief Executive Officer of Trak Auto, and Chairman of the Board and Chief Executive Officer of Total Beverage.
Ronald S. Haft is President and Chief Operating Officer and a Director of the Corporation a Director of Crown Books and Trak Auto.

     Certain former directors of the Board were directors, officers or employees of the Corporation and its subsidiaries during the last fiscal year, as follows: Robert M. Haft was until June 1993 President and Chief Operating Officer and Director of the Corporation, Chairman of the Board of Crown Books, and Vice Chairman of the Board of Directors of Trak Auto. Gloria G. Haft is a Vice President of the Corporation and, until June 1993, was also Secretary and Director of the Corporation, Secretary and Director of Crown Books, and Vice President and Secretary and Director of Trak Auto.

     Ronald S. Haft, Robert M. Haft, and Gloria G. Haft are all beneficial owners of more than 5% percent of the Corporation's Class B Common Stock. Herbert H. Haft holds an irrevocable proxy to vote certain Class B Common Stock owned by Ronald S. Haft. See "Security Ownership of Certain Beneficial Owners and Management." Herbert H. Haft and Gloria G. Haft are husband and wife. Ronald S. Haft and Robert M. Haft are their sons. See "Certain Relations and Related Transactions" for a description of certain relationships and transactions between the Corporation or its subsidiaries and entities in which members of the Haft family have an interest.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information with respect to the beneficial owners of more than 5% of the Corporation's outstanding voting securities (Class B Common Stock) at January 31, 1994 and the number of shares of Class A Common Stock (non- voting) and Class B Common Stock of the Corporation, common stock of Trak Auto and common stock of Crown Books held beneficially by each director, each member of the Executive Group and all directors and officers as a group. Unless otherwise indicated, all shares are held beneficially and of record.

Directors and Executive Officers:
- --------------------------------

                                                               Approximate
                            Title of                 No. of    Percentage
Name                         Class                   Shares      of Class
- ----                        --------                -------    -----------
Herbert H. Haft             Class A (1)             262,496         16.48
  3300 75th Avenue          Class B (7)             172,730         57.02
  Landover, MD 20785        Trak Auto (2)            50,498           .83
                            Crown Books (3)          30,499           .56

Ronald S. Haft              Class A (4)              62,347          4.29
  3300 75th Avenue          Class B (5)(6)(7)       395,024         79.00
  Landover, MD 20785

Robert M. Haft              Class A (4)(8)(9)       285,435         17.06
  2346 Massachusetts Ave.   Class B (6)              25,246          8.33
  Washington, DC 20008      Trak Auto (10)           41,500           .69
                            Crown Books (11)        231,600          4.30

Ron Marshall                Class A (12)              3,832           .26
                            Crown Books (13)            333           .01

Dennis N. Weiss             Class A (14)              2,250           .15
                            Trak Auto (15)            1,000           .02

Bonita Wilson               Class A (16)                375           .03
                            Trak Auto (17)            1,500           .02
                            Crown Books (18)          2,500           .05

Douglas Bregman             Class A (16)                375           .03
                            Trak Auto (17)            1,500           .02
                            Crown Books (18)          2,500           .05

H. Ridgely Bullock          None

Larry G. Schafran           None


- -----------------

All Directors and           Class A (19)            617,110         33.97
  Officer as a Group        Class B (5)             420,270         84.05
  (9 Persons)               Trak Auto (20)           95,998          1.57
                            Crown Book (21)         267,432          4.93

Item 12. Security Ownership of Certain Beneficial Owners and Management - (Continued)

Other Beneficial Owners:
- -----------------------

                                                               Approximate
                            Title of                 No. of    Percentage
Name                         Class                   Shares      of Class
- ----                        --------                -------    -----------

Gloria G. Haft              Class A (22)             15,790          1.08
  2501 30th Street, NW      Class B                  54,484         17.98
  Washington, DC 20008      Trak Auto (23)            5,000           .08
                            Crown Books (24)          7,999           .15

Linda G. Haft               Class A (4)(25)(26)      75,185          5.17
  7105 Armat Drive          Class B (6)              25,246          8.33
  Bethesda, MD 20817        Trak Auto                   500           .01
                            Crown Books                 500           .01


 (1) Includes 139,749 shares subject to exercisable stock options.
 (2) Includes  49,998 shares subject to exercisable stock options.
 (3) Includes  29,999 shares subject to exercisable stock options.
 (4) Includes one-third of 87,043 shares of Class A Common Stock owned by a family partnership. The disposition of the shares is subject to the vote of the partners.
 (5) Includes 197,048 shares subject to exercisable stock options.
 (6) Includes one-third of 75,738 shares of Class B Common Stock which were distributed in 1993 by a family partnership to the individual partners. That action has been challenged in litigation by two of the partners. The Corporation has taken no position on this matter.
 (7) Mr. Herbert H. Haft retains sole voting power over 172,730 Class B shares (owned by Ronald S. Haft) or 57.02% of the outstanding Class B shares.
     See Note 5 to the Consolidated Financial Statements.
 (8) Includes 388 shares of Class A Common Stock held as custodian for his children.
 (9) Includes 219,750 shares subject to exercisable stock options.
(10) Includes  41,000 shares of Trak Auto held by his wife.
(11) Includes  81,100 shares of Crown Books held by his wife.
(12) Includes   1,582 shares subject to exercisable stock options.
(13) Includes     333 shares subject to exercisable stock options.
(14) Includes   2,250 shares subject to exercisable stock options.
(15) Includes   1,000 shares subject to exercisable stock options.
(16) Includes     375 shares subject to exercisable stock options.
(17) Includes   1,500 shares subject to exercisable stock options.
(18) Includes   2,500 shares subject to exercisable stock options.
(19) Includes 364,081 shares subject to exercisable stock options.
(20) Includes  53,998 shares subject to exercisable stock options.
(21) Includes  35,332 shares subject to exercisable stock options.
(22) Includes   6,500 shares subject to exercisable stock options.
(23) Includes   4,500 shares subject to exercisable stock options.
(24) Includes   7,499 shares subject to exercisable stock options.
(25) Includes   2,000 shares subject to exercisable stock options.
(26) Includes   8,488 shares of Class A Common Stock held as custodian for her children.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
            (Continued)

     A legal dispute has arisen among members of the Haft family concerning agreements that have previously been reported as restricting the ability of any of them to transfer common stock of the Corporation owned by them among them or to others who are not members of their family. Herbert H. Haft, the Corporation's Chairman, and Ronald S. Haft, its current President, who in July 1993 transferred ownership of certain shares of Class B Common Stock between them (see Note 5 to Consolidated Financial Statements), have taken the position that no enforceable agreement precludes that or similar transfers. The Corporation's former President, Robert M. Haft, has asserted a contrary position. The Corporation, which is not party to any of the purported agreements, has taken no position on the matter.

Item 13.  Certain Relationships and Related Transactions (Continued)

     See Notes 4,8 and 10 to the Consolidated Financial Statements for descriptions of transaction involving the Company and entities owned by members of the Haft family.

     During the fiscal year ended January 31, 1994, the Corporation made payments for certain non-business expenses of Herbert H. Haft. The total amounts of such payments during the period was $407,000. As of January 31, 1994, there were no balances due the Corporation. Interest was charged at the prime rate on the average outstanding balances. The Corporation's policy relating to such balances is to require them to be paid in full on at least a monthly basis. See Schedule II for additional information regarding amounts due from related parties.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (A)

              1.  Financial Statements

                  See Item 8.

              2.  Schedules (Consolidated) -

                       Report of Independent Public Accountants on Schedules

                          I - Marketable Securities
                         II - Amounts Receivable from Related Parties
                          V - Consolidated Schedule of Property, Plant and
                              Equipment
                         VI - Consolidated Schedule of Accumulated Depreciation
                              of Property, Plant and Equipment
                       VIII - Valuation and Qualifying Accounts
                          X - Supplementary Income Statement Information

     All other schedules are omitted because the required information is inapplicable or it is presented in the consolidated financial statements or related notes.

                    3.  Exhibits...............................................

              E                     (2a) Purchase agreement dated October 12,
1989 between Greenway Center Associates Limited Partnership and KANAM Grundbesitz Gmbh, tenants in common and Mr. Ronald S. Haft, acting on behalf of CM/CP Greenway Center Joint Venture. The exhibit includes a list identifying the schedules to the agreement, but does not include the schedules themselves. Copies of the omitted schedules will be furnished supplementally to the Commission upon request.

              E                     (2b) Purchase agreement dated October 12,
1989 between Briggs Chaney Associates Limited Partnership and Mr. Ronald S. Haft, acting on behalf of CM/CP Briggs Chaney Plaza Joint Venture. The exhibit includes a list identifying the schedules to the agreement, but does not include the schedules themselves. Copies of the omitted schedules will be furnished supplementally to the Commission upon request.

              F                     (2c) Purchase agreement dated
March 12, 1991 between (i) Robert M. Haft, Ronald S. Haft and Linda G.
Haft and (ii) Cabot-Morgan Real Estate Company ("CMREC"). Amended and restated agreement of Limited Partnership dated March 12, 1991 by and among (i) CM/CP Greenbriar Retail Joint Venture ("CM/CP Greenbriar Retail"), (ii) CP Greenbriar Retail, Inc. and (iii) Robert M. Haft, Ronald S. Haft and Linda G. Haft.
Joint venture agreement dated March 12, 1991 between CMREC and CP/Greenbriar Retail Investments Limited Partnership. Exclusive development, leasing management agreement dated March 12, 1991 between Combined Properties/Greenbriar Limited Partnership ("CP/Greenbriar LP") and Combined Properties Incorporated ("Combined"). Contribution agreement dated March 12, 1991 between CP/Greenbriar LP, CMREC and Linda G. Haft, Ronald S. Haft and Robert M. Haft.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued)

              F                     (2d)  Purchase agreement dated March 12,
1991 between (i) Robert M. Haft, Ronald S. Haft and Linda G. Haft and (ii) CMREC. Amended and restated agreement of Limited Partnership dated March 12, 1991 by and among (i) CM/CP Greenbriar Office Joint Venture ("CM/CP Greenbriar Office"), (ii) CP/Greenbriar Office, Inc. and (iii) Robert M. Haft, Ronald S. Haft and Linda G. Haft. Joint venture agreement dated March 12, 1991 between CMREC and CP/Greenbriar Office Investments Limited Partnership. Exclusive development, leasing and management agreement dated March 12, 1991 between Combined Properties/Greenbriar Office Limited Partnership ("CP/Greenbriar Office LP") and Combined. Contribution agreement dated March 12, 1991 between CP/Greenbriar Office LP, CMREC and Linda G. Haft, Ronald S. Haft and Robert M. Haft.

              H                     (2e)  Purchase agreement dated January 18,
1993 between PS-One Real Estate Limited Partnership and CM/CP Bull Run Joint Venture. Joint venture agreement dated January 18, 1993 between CMREC and CP/Bull Run Limited Partnership. Exclusive leasing and management agreement dated January 18, 1993 between CM/CP Bull Run Joint Venture and Combined. Promissory note agreement between CMREC and CM/CP Bull Run Joint Venture dated January 18, 1993.

                                    (2f)  Purchase agreement dated February 27,
1993 between Total Beverage G.B., Inc. (a wholly- owned subsidiary of the Corporation) and Total Beverage VA Corp. (a wholly-owned subsidiary of Shoppers Food Warehouse Corp.). Promissory Note between Total Beverage VA Corp. and Total Beverage G.B. Inc.

              * (3) Certificate of Incorporation, incorporated herein by reference to Exhibit #3a to the Company's Form S-1 Registration Statement (File #2-99831) filed with the Securities and Exchange Commission ("Dart 1985 S1").

              B                     (3a) Certificate of Amendment of the
Certificate of Incorporation of Dart Group Corporation dated January 13, 1987.

                                    (3b) Bylaws, amended and restated as of
September 14, 1993.

              * (4) Indenture relating to $250,000,000 Subordinated Debentures Due 1995, incorporated herein by reference to Exhibit 4 to Dart 1985 S-1.

              C                     (10a) Employment agreement with Mr. Herbert
H. Haft, as amended.

              C                     (10b) Employment agreement with Mr. Robert
M. Haft, as amended.

              B                     (10c) Employment agreement with Mrs. Gloria
G. Haft.

              * (10f) Indemnity Agreement dated March 10, 1983 between Dart Drug Corporation and Trak Auto Corporation, incorporated by reference to exhibit 10(b) filed with the Trak S-1.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued)

              * (10h) Agreement for the Allocation of United States and State Income Tax Liability and Benefits Among Members of the Dart Drug Corporation Group, incorporated by reference to exhibit 10(d) filed with the Trak S-1.

              * (10i) Agreement, dated March 31, 1983, between Dart Drug Corporation and Trak Auto East Corporation, incorporated by reference to exhibit 10(ffff) filed with the Trak S-1.

              * (10p) Dart Drug Corporation Executive Non-Qualified Stock Option Plan, incorporated herein by reference to exhibit
(10o) to the Company's Form 10-K filed with the SEC on May 1, 1984.

              * (10q) Agreement of Sale dated May 25, 1984 among Dart Drug Corporation, Dart Delaware Corporation and Dart Drug Acquisition Corporation, incorporated herein by reference to exhibit (2) to the Company's Form 8-K filed with the SEC on July 16, 1984.

              A                     (10r) Lease dated December 26, 1984 between
Dart Group Corporation and Seventy-Fifth Avenue Associates.

              A                     (10s) Sublease dated December 26, 1984
between Dart Group Corporation and Trak Auto Corporation.

              A                     (10t) Sublease dated December 26, 1984
between Dart Group Corporation and Crown Books Corporation.

              A                     (10u) Lease dated April 27, 1984 between
Trak Chicago Limited Partnership I and Trak Auto Corporation.

              B                     (10w) Dart Group Corporation 1981 Stock
Option Plan, as amended.

              * (10ff) Indemnity Agreement by and between Dart Group Corporation and Crown books Corporation dated June 9, 1986 incorporated herein by reference to Exhibit 10(zzzz) to the Crown 10-K.

              * (10gg) Employment Agreement between Crown Books Corporation and Mr. Robert M. Haft dated February 28, 1987 incorporated herein by reference to Exhibit 10(xxxx) to the Crown 10-K.

              * (10hh) Agreement of Amendment, dated June 9, 1986, among Dart Group Corporation, Trak Auto Corporation, Trak Auto West, Inc. and Thrifty Corporation, of the stockholders Agreement dated March 17, 1982 herein incorporated by reference to Exhibit 10(oooo) to the Trak 10-K.

              * (10ii) Indemnity Agreement, dated June 9, 1986, by and between Dart Group Corporation and Trak Auto Corporation herein incorporated by reference to Exhibit 10(pppp) to the Trak 10-K.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued)



              * (10kk) Agreement of Merger dated May 28, 1987 between Trak Auto East Corporation and Trak Auto West, Inc. herein incorporated by reference to Exhibit 10(qqqq) filed with Trak Auto Corporation Fiscal Year 1988 Form 10-K, No. 0- 12202 ("Fiscal 1988 Trak 10-K").

              C                     (10pp) Dart Group Corporation Deferred
Compensation Plan for Directors, effective January 1, 1988.

              D                     (10qq) Lease agreement dated November 22,
1988 between Dart Group Corporation and Seventy-Fifth Avenue Associates.

              * (10rr) Lease agreement dated January 27, 1989 between Trak Auto Corporation and Combined Properties/Ontario Limited Partnership herein incorporated by reference to Exhibit 10(tttt) filed with Trak Auto Corporation Fiscal Year 1989 Form 10-K, No. 0-12202 ("Fiscal 1989 Trak 10-K").

              * (10ss) Lease agreement dated February 27, 1988 between Trak Corporation and Haft/Equities- General, herein incorporated by reference to Exhibit 10(uuuu) filed with Fiscal 1989 Trak 10-K.

              * (10tt) Lease agreement dated June 17, 1987 between Trak Auto West, Inc. and Haft/Equities/Rose Hill Limited Partnership, herein incorporated by reference to Exhibit 10(vvvv) filed with Fiscal 1989 Trak 10-K.

              D                     (10uu) Agreement dated May 17, 1988 among
Dart Group Corporation, Shoppers Food Warehouse Corp., Kenneth M. Herman and Robert N. Herman incorporated herein by reference to Exhibit 1 filed with the Corporation's Report on Form 8-K on July 15, 1988.

              D                     (10vv) Amendment No. 1 to Stockholders'
Agreement (Exhibit D to Stock Purchase Agreement dated May 17, 1988, attached as Exhibit 1 to the Corporation's Report on Form 8-K filed July 15, 1988) dated as of August 24, 1988 herein.

              * (10ww) Assignment and Assumption agreement dated December 30, 1989 between Greenway Center Associates Limited Partnership and CM/CP Greenway Center Joint Venture, and lease agreement dated March 13, 1980, between Greenway Center Associates Limited Partnership and Trak Auto
(612), herein incorporated by reference to Exhibit 10(wwww) filed with Trak Auto Corporation Fiscal Year 1990 Form 10-K, No. 0-12202 ("Fiscal 1990 Trak 10-K").

              * (10xx) Assignment and Assumption agreement dated December 30, 1989 between Briggs Chaney Associates Limited Partnership and CM/CP Briggs Chaney Plaza Joint Venture, and lease agreement dated June 26, 1981, between Western Development Corporation and Trak Auto Corporation (641), herein incorporated by reference to Exhibit 10(xxxx) filed with Fiscal 1990 Trak 10-K.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued)

              * (10yy) Trak Auto Amended Stock Option Plan, herein incorporated by reference to Exhibit 10(yyyy) filed with Fiscal 1990 Trak 10-K.

              * (10zz) Incentive stock agreement between Mr. Robert M. Haft and Crown Books Corporation and promissory note from Mr. Haft to Crown Books Corporation, both dated September 5, 1989, herein incorporated by reference to Exhibit 10(ddddd) filed with Crown Books Corporation Fiscal Year 1990 Form 10-K No. 0-11457 ("Fiscal 1990 Crown 10-K").

              * (10ccc) Assignment and Assumption Agreement dated December 30, 1989 between Briggs Chaney Associates Limited Partnership and CM/CP Briggs Chaney Plaza Joint Venture, and lease agreement dated June 26, 1981 between Crown Books Corporation and Western Development Corporation, herein incorporated by reference to Exhibit 10(ggggg) filed with Fiscal 1990 Crown 10-K.

              * (10eee) Lease agreement dated January 5, 1990 between Combined Properties Limited Partnership and Crown Books Corporation re: Turnpike Shopping Center (815), herein incorporated by reference to Exhibit 10(iiiii) filed with Fiscal 1990 Crown 10-K.

              * (10fff) Lease agreement dated January 5, 1990 between Combined Properties Limited Partnership and Crown Books Corporation re: the Plaza at Landmark (165), herein incorporated by reference to Exhibit 10(jjjjj) filed with Fiscal 1990 Crown 10-K.

              * (10ggg) Lease agreement dated January 5, 1990 between Combined Properties Limited Partnership and Crown Books Corporation re: Manaport Plaza Shopping Center (804), herein incorporated by reference to Exhibit 10(kkkkk) filed with Fiscal 1990 Crown 10-K.

              D     (10hhh) Stock option agreement dated August 8, 1989 between
Dart/SFW Corp. and Mr. Herbert H. Haft.

              D                     (10iii) Stock option agreement dated August
8, 1989 between Dart/SFW Corp. and Mr. Robert M.  Haft.

              * (10jjj) Lease agreement dated October 31, 1990 between CP Acquisitions Limited Partnership and Crown Books Corporation re: McLean Shopping Center (803), herein incorporated by reference to Exhibit 10(lllll) Crown Books Corporation Fiscal Year 1991 Form 10-K No. 0-11457 ("Fiscal 1991 Crown 10-K").

              * (10kkk) Lease agreement dated May 11, 1990 between CM/CP Greenway Center Joint Venture and Crown Books Corporation re:
Greenway Center (822), herein incorporated by reference to Exhibit 10(mmmmm) Fiscal 1991 Crown 10-K.

              * (10lll) Lease agreement dated March 20, 1991 between Charles County Associates Limited Partnership and Crown Books Corporation re: Charles County Plaza (833), herein incorporated by reference to Exhibit 10(nnnnn) Fiscal 1991 Crown 10-K.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued)


              * (10mmm) Lease agreement dated May 11, 1990 between Combined Properties/Greenbriar Limited Partnership and Crown Books Corporation, the First Amendment dated September 13, 1990 and the Second Amendment dated March 14, 1991 re: Greenbriar Town Center (104), herein incorporated by reference to Exhibit 10(ooooo) Fiscal 1991 Crown 10-K.

              * (10nnn) Lease agreement dated May 18, 1990 between Combined Properties Limited Partnership and Trak Corporation and Lease Termination Agreement dated March 31, 1990 between Combined Properties Limited Partnership, Retail Lease Acquisition Limited Partnership and Trak Corporation re: Fair City Mall (605), herein incorporated by reference to Exhibit 10(zzzz) Trak Auto Corporation Fiscal Year 1991 Form 10-K No. 0-12202 ("Fiscal 1991 Trak 10-K").

              * (10ooo) Lease agreement dated May 18, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation and License Termination Agreement dated March 31, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation re: Chantilly Plaza
(609), herein incorporated by reference to Exhibit 10(aaaaa) Fiscal 1991 Trak 10-K.

              * (10ppp) Lease agreement dated May 18, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation and License Termination Agreement dated March 31, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation re: College Plaza (610), herein incorporated by reference to Exhibit 10(bbbbb) Fiscal 1991 Trak 10-K.

              * (10qqq) Lease agreement dated May 18, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation and License Termination Agreement dated March 31, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation re: Enterprise (614), herein incorporated by reference to Exhibit 10(ccccc) Fiscal 1991 Trak 10-K.

              * (10rrr) Lease agreement dated May 18, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation and License Termination Agreement dated March 31, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation re: Rolling Valley (630), herein incorporated by reference to Exhibit 10(ddddd) Fiscal 1991 Trak 10-K.

              * (10sss) Lease agreement dated May 18, 1990 between Combined Properties Limited Partnership and Trak Corporation and Lease Termination Agreement dated March 31, 1990 between Combined Properties Limited Partnership, Retail Lease Acquisition Limited Partnership and Trak Corporation re: White Flint (632), herein incorporated by reference to Exhibit 10(eeeee) Fiscal 1991 Trak 10-K.

              * (10ttt) Lease agreement dated November 6, 1990 between CP Acquisition Limited Partnership and Trak Corporation and Settlement Agreement dated November 6, 1990 between CP Acquisitions Limited Partnership and Trak Corporation re: Aspen Manor (615), herein incorporated by reference to Exhibit 10(fffff) Fiscal 1991 Trak 10-K.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued)


              * (10uuu) Lease agreement dated November 6, 1990 between CP Acquisition Limited Partnership and Trak Corporation and Settlement Agreement dated November 6, 1990 between CP Acquisitions Limited Partnership and Trak Corporation re: Lee and Harrison (633), herein incorporated by reference to Exhibit 10(ggggg) Fiscal 1991 Trak 10-K.

              * (10vvv) Lease agreement dated November 6, 1990 between CP Acquisition Limited Partnership and Trak Corporation and Settlement Agreement dated November 6, 1990 between CP Acquisitions Limited Partnership and Trak Corporation re: Penn Daw (642), herein incorporated by reference to Exhibit 10(hhhhh) Fiscal 1991 Trak 10-K.

              * (10www) Lease agreement dated November 6, 1990 between Combined Properties Limited Partnership and Trak Corporation and Settlement Agreement dated November 6, 1990 between Combined Properties Limited Partnership and Trak Corporation re: Fairfax Circle (656), herein incorporated by reference to Exhibit 10(iiiii) Fiscal 1991 Trak 10-K.

              * (10xxx) Lease agreement dated March 23, 1990 between Combined Properties/Silver Hill Limited Partnership and Trak Corporation and Termination Agreement dated April 13, 1990 between Combined Properties/Silver Hill Limited Partnership and Trak Corporation re: Silver Hill (619), herein incorporated by reference to Exhibit 10(jjjjj) Fiscal 1991 Trak 10- K.

              * (10yyy) Lease agreement dated November 6, 1990 between Haft/Equities-Bladen Limited Partnership and Trak Corporation and Lease Termination Agreement dated November 6, 1990 between Haft/Equities-Bladen Limited Partnership and Trak Corporation re: Bladen Plaza (662), herein incorporated by reference to Exhibit 10(kkkkk) Fiscal 1991 Trak 10-K.

              F                     (10zzz) Lease agreement dated July 19, 1990
between Combined Properties/4600 Forbes Limited Partnership and Shoppers Food Warehouse Corp.

              F                     10(aaaa) Lease Agreement dated December 27,
1982 between Combined Properties Limited Partnership and Jumbo Food Stores VA, Inc., Amendment dated September 8, 1988 and Amendment dated September 25, 1990 re: Fair City Mall.

              F                     10(bbbb) Lease Agreement dated June 28,
1983 between Combined Properties Limited Partnership and Jumbo Food Stores VA, Inc., Amendment dated September 8, 1988, Amendment May 10, 1990 and Amendment dated September 25, 1990 re: Rolling Valley Mall.

              F                     10(cccc) Lease Agreement dated September
11, 1987 between Combined Properties Limited Partnership and Jumbo Food Stores Md., Inc., Amendment dated September 25, 1990 re: Maryland City Plaza.

              F                     10(dddd) Lease Agreement dated July 7, 1989
between Combined Properties/Silver Hill Limited Partnership and Jumbo Food Stores Md., Inc., Amendment dated May 10, 1990 and Amendment dated September 25, 1990 re: Silver Hill Plaza.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued)


              G                     10(eeee) Lease agreement dated June 21,
1988 between Combined Properties Limited Partnership and Jumbo Food Stores Md., Inc., First Amendment dated July 7, 1989, Second Amendment dated September 25, 1990, re: Enterprise Plaza.

              G                     10(ffff) Letter of Agreement dated February
27, 1992 between Dart Group Corporation and Shoppers Food Warehouse Corp., re:
Whse 3, Pennsy Drive.

              * 10(gggg) Lease agreement dated December 23, 1991 between Combined Properties Limited Partnership and Trak Corporation, re:
Manaport Plaza (607), herein incorporated by reference to Exhibit 10(lllll) Trak Auto Corporation Fiscal Year 1992 Form 10-K No. 0-12202 ("Fiscal 1992 Trak 10-K").

              * 10(hhhh) Amendment of lease dated December 24, 1991 between Haft/Equities-Bladen Limited Partnership and Trak Corporation, re: Bladen Plaza (662), herein incorporated by reference to Exhibit 10(mmmmm) filed with Fiscal 1992 Trak 10-K.

              * 10(iiii) Sublease agreement dated February 19, 1992 between Crown Books Corporation and Trak Corporation, re: Vienna
(616), herein incorporated by reference to Exhibit 10 (nnnn) filed with Fiscal 1992 Trak 10-K

              * 10(jjjj) Sublease agreement dated February 12, 1992 between Crown Books Corporation and Trak Corporation, re: McLean Shopping Center (627), herein incorporated by reference to Exhibit 10(ooooo) filed with Fiscal 1992 Trak 10-K.

              * 10(kkkk) Sublease agreement dated April 20, 1992 between Dart Group Corporation and Trak Corporation, re: Whse 3 Pennsy Drive, herein incorporated by reference to Exhibit 10(ppppp) filed with Fiscal 1992 Trak 10-K.

              * 10(llll) Lease agreement dated May 8, 1991 between Combined Properties Limited Partnership and Crown Books Corporation, re: Montgomery Village (827), herein incorporated by reference to Exhibit 10(qqqqq) filed with Crown Books Corporation Fiscal Year 1992 Form 10-K No. 0-11457.

              * 10(mmmm) Dart Group Corporation 1992 Stock Option Plan incorporated herein by reference to Dart 1993 S-8 file No. 33-57010.

              * 10(nnnn) Amendment of lease dated December 11, 1992 between Combined Properties Limited Partnership and Super Trak Corporation re: Oxon Hill (606), herein incorporated by reference to Exhibit 10(qqqqq) filed with Trak Auto Corporation Fiscal Year 1993 Form 10-K No. 0-12202 ("Fiscal 1993 Trak 10-K").

              * 10(oooo) Amendment of lease dated December 1, 1992 between Haft/Equities-Bladen Limited Partnership and Super Trak Corporation re: Bladen Plaza (662), herein incorporated by reference to Exhibit 10(rrrrr) filed with Fiscal 1993 Trak 10-K.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued)


              * 10(pppp) Amendment of lease dated January 8, 1993 between Retail Lease Acquisition Limited Partnership and Trak Corporation re: Chantilly Plaza (609), herein incorporated by reference to
Exhibit 10(sssss) filed with Fiscal 1993 Trak 10-K.

              *                     10(qqqq) Note Receivable from Robert M.
Haft dated December 31, 1992, herein incorporated by reference to Exhibit 10(ttttt) filed with Fiscal 1993 Trak 10-K.

              * 10(rrrr) Amendment of lease dated December 1, 1992 between Combined Properties/Montebello Limited Partnership and Super Trak re: Montebello (520), herein incorporated by reference to Exhibit 10(uuuuu) filed with Fiscal 1993 Trak 10-K.

              * 10(ssss) Third Amendment dated June 4, 1992 and Fourth Amendment dated June 15, 1992 to the Lease agreement between Combined Properties Limited Partnership and Crown Books Corporation re:
Greenbriar Town Center (104), herein incorporated by reference to Exhibit 10(sssss) filed with Crown Books Corporation Fiscal Year 1992 Form 10-K No. 0-11457 ("Fiscal 1993 Crown 10-K").

              *                     10(tttt) Notes receivable from Mr. Robert
M. Haft dated December 31, 1992, herein incorporated by reference to Exhibit 10(vvvvv) filed with Fiscal 1993 Crown 10-K.

              H                     10(uuuu) Third Amendment dated June 17,
1992 to the Lease agreement between Combined Properties Limited Partnership and Jumbo Food Stores MD., Inc., Re: Enterprise Plaza.

              H                     10(vvvv) Lease agreement dated January 21,
1993 between CM/CP Bull Run Joint Venture and Shoppers Food Warehouse VA Corporation Re: Festival at Bull Run.

              H                     10(wwww) Lease agreement dated November 1,
1990 between Penn Daw Associates Limited Partnership (A Haft Controlled Entity) and Shoppers Food Warehouse VA Corporation, the First Amendment dated February 13, 1991 Re: Penn Daw Shopping Center.

              * 10(xxxx) Amendment of lease dated February 4, 1993 between Retail Lease Acquisition Limited Partnership and Super trak re:
College Plaza (610), herein incorporated by reference to Exhibit 10 (wwwww) filed with Trak Auto Corporation Fiscal Year 1994 Form 10-K No 0-12202 ("Fiscal 1994 Trak 10-K").

              * 10(yyyy) Amendment of lease dated Setpember 13, 1993 between Combined Properties Limited Partnership and Super Trak re: Fair City Mall (605), herein incorporated by reference to Exhibit 10(xxxxx) filed with Fiscal 1994 Trak 10-K.

              * 10(zzzz) Amendment of lease dated September 13, 1993 between Combined Properties Limited Partnership and Super Trak re: Maryland City (623), herein incorporated by reference to Exhibit 10(yyyyy) filed with Fiscal 1994 Trak 10-K.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued)


              * 10(aaaaa) Second Amendment of lease dated March 31, 1994 between Combined Properties Limited Partnership and Super Trak Corporation re: Oxon Hill (606), herein incorporated by reference to Exhibit 10 (zzzzz) filed with Fiscal 1994 Trak 10-K.

              * 10(bbbbb) Lease Amendment dated November 22, 1993 between Combined Properties Limited Partnership and Super Trak Corporation re: Landmark (658), herein incorporated by reference to Exhibit 10(A) filed with Fiscal 1994 Trak 10-K.

              * 10(ccccc) Second Amendment of Lease dated August 19, 1993 and Third Amendment of lease dated August 30, 1993 between Combined Properties Limited Partnership and Super Crown Books Corporation re:
Landmark (165), herein incorporated by reference to Exhibit 10(wwwww) filed with Crown Books Corporation Fiscal Year 1994 Form 10-K No. 0-11457 ("Fiscal 1994 Crown 10-K").

              * 10(ddddd) Lease Agreement dated August 19, 1993 between Retail Lease acquisition Limited Partnership and Super Crown Books Corporation re: White Flint Plaza (132), herein incorporated by reference to Fiscal 1994 Crown 10-K.

                                    10(eeeee)  Employment Agreement dated
August 1, 1993, between Ronald S. Haft and Dart Group Corporation.

                                    10(fffff)  Lease agreement dated April 2,
1991 between Combined Properties/Greenbriar Limited Partnership and Total Beverage Corp. First Amendment dated February 15, 1993 between Combined Properties/Greenbriar Limited Partnership and Total Beverage VA Corp. Second amendment dated September 29, 1993 between Combined Properties/Greenbriar Limited Partnership and Total Beverage G.B., Inc. re: Chantilly (201).

                                    10(ggggg)  Lease Agreement dated August 16,
1993 between Combined Properties Limited Partnership and Total Beverage Corp. and First Amendment of Lease dated February 24, 1994 re: Landmark (203).

                                    10(hhhhh)  Lease Agreement dated August 16,
1993 between CM/CP Bull Run Joint Venture and Total Beverage Corp. and First Amendment dated February 7, 1994 re: Bull Run Plaza (202).

                                    10(iiiii)  Loan Agreement dated May 21,
1993 between Cabot-Morgan Real Estate Company and CM/CP Bull Run Joint Venture.

              * 10(jjjjj) Trak Auto 1993 Stock Option Plan, herein incorporated by reference to Exhibit 10(vvvvv) filed with Fiscal 1994 10-K.

              * 10(kkkkk) Crown Books 1993 Stock Option Plan, herein incorporated by reference to Exhibit 10(yyyyy) filed with Fiscal 1994 Crown 10-K.

                                    10(lllll)  Lease agreement dated June 8,
1993 between Combined Properties/Greenbriar Office Limited Partnership and Total Beverage Total Beverage Corp.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued)


                                    (11a) Statement on Computation of Per Share
Earnings.

                                    (21) Subsidiaries of the Corporation.

                                    (23) Consent to Incorporation by reference
to financial  statements into Form S-8, 33-12149.



Note: Dart Drug Corporation changed its name to Dart Group Corporation on July 3, 1984.


       The exhibits thus indicated were filed with the Forms as noted and are hereby incorporated by reference.

A Incorporated by reference to Dart Fiscal Year 1986 Form 10-K. B Incorporated by reference to Dart Fiscal Year 1987 Form 10-K. C Incorporated by reference to Dart Fiscal Year 1988 Form 10-K. D Incorporated by reference to Dart Fiscal Year 1989 Form 10-K. E Incorporated by reference to Dart Fiscal Year 1990 Form 10-K. F Incorporated by reference to Dart Fiscal Year 1991 Form 10-K. G Incorporated by reference to Dart Fiscal Year 1992 Form 10-K. H Incorporated by reference to Dart Fiscal Year 1993 Form 10-K.




              (B)   Reports on Form 8-K

                   During the fourth quarter of fiscal year end January 31, 1994, the Corporation filed one report on form 8-K.

                    1. Form 8-K dated December 20, 1993 (Item 5 - Other events). The report did not contain financial statements.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES


TO DART GROUP CORPORATION:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Dart Group Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated April 27, 1994. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index are the responsibility of the Corporation's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                                      ARTHUR ANDERSEN & CO.


Washington, D.C.,
April 27, 1994.





Exhibit 24


                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorporation of our reports dated April 27, 1994 included in this Form 10-K, into Dart Group Corporation's previously filed Form S-8, File Number 33-57010.



                                                      ARTHUR ANDERSEN & CO.

Washington, D.C.,
April 27, 1994.

                                                                      SCHEDULE I

                    Dart Group Corporation and Subsidiaries

                       SCHEDULE OF MARKETABLE SECURITIES


                                                                   BALANCE
                      PRINCIPAL                                    SHEET
  ISSUER               AMOUNT          COST          MARKET        VALUATION
- ----------          ------------   ------------   ------------   ------------


                               January 31, 1994
                               ----------------

DEBT
- ----

Money Markets         $ 26,528,000   $ 26,528,000   $ 26,528,000   $ 26,528,000
United States
  Treasury Bills
  (held by
  majority owned
  subsidiaries)        112,368,000    111,750,000    111,790,000    111,750,000
                      ------------   ------------   ------------   ------------
Total Short-term
  Instruments         $138,896,000   $138,278,000   $138,318,000   $138,278,000
                      ============   ============   ============   ============

United States
  Treasury Bills      $  3,875,000    $  3,783,000  $  3,814,000   $  3,783,000
United States
  Treasury Notes        22,733,000      23,662,000    23,687,000     23,662,000
Corporate Securities    15,900,000      16,123,000    16,154,000     16,123,000
Government
  Obligations            1,450,000       1,467,000     1,476,000      1,467,000
Municipals              21,860,000      23,802,000    23,835,000     23,802,000
                      ------------    ------------  ------------   ------------
Total Marketable
  Debt Securities     $ 65,818,000    $ 68,837,000  $ 68,966,000   $ 68,837,000
                      ============    ============  ============   ============


Dart Group Financial Corporation
- --------------------------------

Bankers'
    Acceptances       $ 62,525,000   $ 62,307,000   $ 62,704,000   $ 62,307,000




                               January 31, 1993
                               ----------------

DEBT
- ----

United States
    Treasury Bills    $173,817,000   $172,624,000   $172,670,000   $172,624,000


Dart Group Financial Corporation
- --------------------------------

Bankers'
    Acceptances       $ 90,650,000   $ 90,369,000   $ 90,369,000   $ 90,369,000

                                                                     Schedule II

                    Dart Group Corporation and Subsidiaries

                    AMOUNTS RECEIVABLE FROM RELATED PARTIES


                    Balance                       Deductions     Balance End
                    Beginning                      Amounts       of Period,
Name of Debtor      of Period      Additions       Collected       Current
- --------------      ---------      ---------      ----------     ----------

                         Year Ended January 31, 1994
                         ---------------------------

Herbert H. Haft    $     -          $  407,000     $   407,000     $     -
Robert M. Haft        914,000           12,000 (1)     834,000 (2)     92,000
Glenn E. Hemmerle     172,000             -             98,000         74,000
                   ----------       ----------     -----------     ----------

                   $1,086,000       $  419,000     $ 1,339,000     $  166,000
                   ==========       ==========     ===========     ==========


                         Year Ended January 31, 1993
                         ---------------------------

Herbert H. Haft    $    -           $  718,000     $   718,000     $    -
Robert M. Haft         69,000 (1)      864,000 (2)      19,000        914,000
Glenn E. Hemmerle       -              172,000 (3)       -            172,000
R. Keith Green        100,000            -             100,000          -
                   ----------       ----------     -----------     ----------

                   $  169,000       $1,754,000     $   837,000     $1,086,000
                   ==========       ==========     ===========     ==========


                         Year Ended January 31, 1992
                         ---------------------------

Herbert H. Haft    $    -           $1,126,000     $ 1,126,000     $    -
Robert M. Haft         58,000 (1)       45,000          34,000         69,000
R. Keith Green        100,000            -               -            100,000
                   ----------       ----------     -----------     ----------

                   $  158,000       $1,171,000     $ 1,160,000     $  169,000
                   ==========       ==========     ===========     ==========


See Item 13 for further information regarding amounts receivable from directors and officers.

     (1) Represents non-interest bearing Crown Books note receivable due January 2, 2004.

     (2) Includes $400,000 and $310,000 Crown Books notes receivable and $123,000 Trak Auto note receivable due December 31, 1995 bearing interest at prime and an increase of $11,000 in a non-interest bearing Crown Books note receivable due January 2, 2004.

     (3) Represents bridge loan to Mr. Hemmerle for the purchase of a home. Mr. Hemmerle is President and Chief Executive Officer of Crown Books.

                                                                      Schedule V

                    Dart Group Corporation and Subsidiaries

             Consolidated Schedule of Property, Plant and Equipment

                     BEGINNING                                     ENDING
CLASSIFICATION        BALANCE        ADDITIONS    RETIREMENTS     BALANCE
- --------------      ------------    ----------    -----------   ------------


                           YEAR ENDED JANUARY 31, 1994
                           ---------------------------

Furniture,
  fixtures and
  equipment         $102,779,000    34,367,000     8,164,000    $128,982,000
Buildings and
  leasehold
  improvements       144,954,000    24,456,000     3,160,000     166,250,000
Land                  33,550,000         -           154,000      33,396,000
Leased property       42,885,000         -         7,093,000      35,792,000
                    ------------    ----------    ----------    ------------
                    $324,168,000    58,823,000    18,571,000    $364,420,000
                    ============    ==========    ==========    ============



                           YEAR ENDED JANUARY 31, 1993
                           ---------------------------

Furniture,
  fixtures and
  equipment         $ 87,848,000    17,927,000     2,996,000    $102,779,000
Buildings and
  leasehold
  improvements       122,865,000    29,752,000     7,663,000     144,954,000
Land                  27,612,000     5,938,000         -          33,550,000
Leased property       39,219,000     5,566,000     1,900,000      42,885,000
                    ------------    ----------    ----------    ------------
                    $277,544,000    59,183,000    12,559,000    $324,168,000
                    ============    ==========    ==========    ============



                           YEAR ENDED JANUARY 31, 1992
                           ---------------------------

Furniture,
  fixtures and
  equipment         $ 64,068,000    24,727,000       947,000    $ 87,848,000
Buildings and
  leasehold
  improvements        73,402,000    51,150,000     1,687,000     122,865,000
Land                  13,933,000    13,679,000         -          27,612,000
Leased property       44,888,000     1,504,000     7,173,000      39,219,000
                    ------------    ----------    ----------    ------------
                    $196,291,000    91,060,000     9,807,000    $277,544,000
                    ============    ==========    ==========    ============

                                                                     Schedule VI

                    Dart Group Corporation and Subsidiaries

       Consolidated Schedule of Accumulated Depreciation and Amortization

                        of Property, Plant and Equipment

                     BEGINNING                                     ENDING
CLASSIFICATION        BALANCE        ADDITIONS    RETIREMENTS     BALANCE
- --------------      ------------    ----------    -----------   ------------


                           YEAR ENDED JANUARY 31, 1994
                           ---------------------------

Furniture,
  fixtures and
  equipment         $ 49,133,000    19,233,000    (3,158,000)   $ 71,524,000
Buildings and
  leasehold
  improvements        17,692,000     7,376,000     1 633,000      23,435,000
Leased property       15,711,000     1,413,000     7,946,000       9,178,000
                    ------------    ----------    ----------    ------------
                    $ 82,536,000    28,022,000     6,421,000    $104,137,000
                    ============    ==========    ==========    ============



                           YEAR ENDED JANUARY 31, 1993
                           ---------------------------

Furniture,
  fixtures and
  equipment         $ 36,026,000    17,664,000     4,557,000    $ 49,133,000
Buildings and
  leasehold
  improvements        13,507,000     4,810,000       625,000      17,692,000
Leased property       14,956,000     2,622,000     1,867,000      15,711,000
                    ------------    ----------    ----------    ------------
                    $ 64,489,000    25,096,000     7,049,000    $ 82,536,000
                    ============    ==========    ==========    ============



                           YEAR ENDED JANUARY 31, 1992
                           ---------------------------

Furniture,
  fixtures and
  equipment         $ 23,153,000    14,032,000     1,159,000    $ 36,026,000
Buildings and
  leasehold
  improvements         9,318,000     4,625,000       436,000      13,507,000
Leased property       12,241,000     3,084,000       369,000      14,956,000
                    ------------    ----------    ----------    ------------
                    $ 44,712,000    21,741,000     1,964,000    $ 64,489,000
                    ============    ==========    ==========    ============

                                                                   Schedule VIII

                    Dart Group Corporation and Subsidiaries

                       Valuation and Qualifying Accounts





                                    Additions
                            ------------------------
                 Balance                  Charged     Amounts    Balance
                 Beginning   Charged to  to  Other    Paid or   at end of
Description       of Period   Expense   Accounts (1)  Reversed    Period
- -----------      ---------- ----------- ------------ ---------- -----------

                             As of Januray 31, 1994
                             ----------------------

Reserve for
  closed facil-
  ities and re-
  structuring
  charges       $28,887,000 $ 5,626,000      -       $3,118,000 $31,395,000
Obsolete
  inventory         854,000       -          -          544,000     310,000
LIFO reserve      6,453,000     734,000      -            -       7,187,000

                             As of January 31, 1993
                             ----------------------

Reserve for
  closed facil-
  ities and
  restructuring
  charges       $ 7,835,000 $15,382,000 $8,400,000   $2,730,000 $28,887,000
Obsolete
  inventory       1,134,000     550,000      -          830,000     854,000
LIFO Reserve      5,890,000     563,000      -            -       6,453,000


                             As of January 31, 1992
                             ----------------------

Reserve for
  closed facil-
  ities          $5,484,000 $ 3,866,000 $    -       $1,515,000 $ 7,835,000
Obsolete inven-
  tory            1,211,000     693,000      -          770,000   1,134,000
LIFO Reserve      5,945,000     386,000      -          441,000   5,890,000


(1) The 1993 addition was provided by the utilization of reserves related to the sale of the drug store division in 1985.

                                                                      Schedule X

                    Dart Group Corporation and Subsidiaries

             SCHEDULE OF SUPPLEMENTARY INCOME STATEMENT INFORMATION


                                   Charged to Costs
                                    and Expenses
                      -----------------------------------------

                               Years Ended January 31,
                      -----------------------------------------
                         1994           1993           1992
                      -----------    -----------    -----------

Advertising Costs     $38,432,000    $34,101,000    $32,143,000


     All other items do not exceed one percent of total sales.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DART GROUP CORPORATION


Date:        May 2, 1994          By:   Herbert H. Haft
     ---------------------------        ---------------------------------
                                        Herbert H. Haft
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:        May 2, 1994                /S/ Herbert H. Haft
     ---------------------------        -------------------------------------
                                        Herbert H. Haft
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer


Date:        May 2, 1994                /S/ Ronald S. Haft
     --------------------------         -------------------------------------
                                        Ronald S. Haft
                                        President, Chief Operating Officer
                                        and Director


Date:        May 2, 1994                /S/ Bonita Wilson
     ---------------------------        -------------------------------------
                                        Bonita Wilson
                                        Director


Date:        May 2, 1994                /S/ Douglas Bregman
     ---------------------------        -------------------------------------
                                        Douglas Bregman
                                        Director


Date:        May 2, 1994                /S/ Larry G. Schafran
     ---------------------------        -------------------------------------
                                        Larry G. Schafran
                                        Director


Date:        May 2, 1994                /S/ H. Ridgely Bullock
     ---------------------------        -------------------------------------
                                        H. Ridgely Bullock
                                        Director


Date:        May 2, 1994                /S/ Ron Marshall
     ---------------------------        -------------------------------------
                                        Ron Marshall
                                        Principal Accounting and
                                        Financial Officer

                    DART GROUP CORPORATION AND SUBSIDIARIES

Exhibit Number                     Exhibit Index                   Page Number
- --------------                     -------------                   -----------

(2f) Purchase agreement dated February 27, 1993 between Total Beverage G.B., Inc. (a wholly-owned subsidiary of the Corporation) and Total Beverage Va. Corp. (a wholly-owned subsidiary of Shoppers Food Warehouse Corp.).
                     Promissory Note between Total Beverage VA
                     Corp. and Total Beverage G.B. Inc.

(3b) Bylaws, amended and restated as of September 14, 1993.

10(eeeee)            Employment Agreement dated August 1, 1993,
                     between Ronald S. Haft and Dart Group
                     Corporation.

10(fffff)            Lease agreement dated April 2, 1991 between
                     Combined Properties/Greenbriar Limited
                     Partnership and Total Beverage Corp.  First
                     Amendment dated February 15, 1993 between
                     Combined Properties/Greenbriar Limited
                     Partnership and Total Beverage VA Corp.
                     Second amendment dated September 29, 1993
                     between Combined Properties/Greenbriar Limited
                     Partnership and Total Beverage G.B., Inc. re:
                     Chantilly (201).

10(ggggg)            Lease agreement dated August 16, 1993 between
                     Combined Properties Limited Partnership and
                     Total Beverage Corp. and First Amendment of
                     Lease dated February 24, 1994 re: Landmark
                     (203).

10(hhhhh)            Lease agreement dated August 16, 1993 between
                     CM/CP Bull Run Joint Venture and Total Beverage
                     Corp. and First Amendment dated February 7, 1994
                     re:  Bull Run Plaza (202).

10(iiiii)            Loan agreement dated May 21, 1993 between
                     Cabot-Morgan Real Estate Company and CM/CP
                     Bull Run Joint Venture.

10(lllll)            Lease agreement dated June 8, 1993 between
                     Combined Properties/Greenbriar Office Limited
                     Partnership and Total Beverage Corp.

(11a)                Statement on Computation of Per Share
                     Earnings.

(21)                 Subsidiaries of the Corporation.

(23)                 Consent of Independent Public Accountants.

 Exhibit 11(a)

                          Statement on Computation of
                              Per Share Earnings

                                           Years Ended January 31,
                                 ----------------------------------------
                                     1994          1993          1992
                                 ------------  ------------  ------------
Weighted average common
  shares outstanding
  during the year                   1,752,000     1,749,000     1,748,000
Effect of dilutive stock
  options; net of shares
  assumed repurchased at
  average market                      115,000        88,000        77,000
                                 ------------  ------------  ------------
Weighted average common
  share and common
  share equivalents                 1,867,000     1,837,000     1,825,000
                                 ============   ===========   ===========

Income (Loss) before
  extraordinary item and
  cumulative effect of change
  in accounting principle        $ (6,737,000)  $ 3,509,000   $ 6,311,000
Extraordinary item
  Income (Loss) on reacqui-
    sition of debentures,
    net of income tax
    benefits of $819,000 and
    $(54,000) for the years
    ended January 31, 1992
    and 1991                            -          (885,000)   (1,589,000)
Cumulative effect of Trak
  Auto's change in accounting
  principle, net of minority
  interest                              -         1,135,000         -
                                 ------------   -----------   -----------
Net Income (Loss) as reported      (6,737,000)    3,759,000     4,722,000
                                 ============   ===========   ===========

Adjustment for dilutive effect
  of subsidiary stock options        (918,000)        -  (1)        -  (1)
                                 ------------   -----------   -----------
Net (Loss) Income Per Earnings
  Per Share Calculation          $ (7,655,000)  $ 3,759,000   $ 4,722,000
                                 ============   ===========   ===========

Earnings per share
  Income (Loss) before
    extraordinary item           $      (4.10)  $      1.91   $      3.46
  Extraordinary item:
    Loss on reacquisition
      of debentures                     -              (.48)         (.87)
  Cumulative effect of Trak
    Auto's change in accounting
    principle, net of minority
    interest                            -               .62         -
                                 ------------   -----------   -----------

Net Income (Loss) as reported    $      (4.10)  $      2.05   $      2.59
                                 ============   ===========   ===========

(1) Not dilutive.

Exhibit 21

                          SUBSIDIARIES OF THE COMPANY

                                                      State of Incorporation
                                                      ----------------------

Trak Auto Corporation                    (65%)             Delaware
Crown Books Corporation                  (51%)             Delaware
Shoppers Food Warehouse Corp.            (50%)             Delaware
Dart Delaware Corporation               (100%)             Delaware
Dart/SFW Corporation                    (100%)             Delaware
Discount Books East, Inc.               (100%)             Delaware
Trak Auto East Holding Corporation      (100%)             Delaware
Dart Group Financial Corporation        (100%)             Delaware
Cabot-Morgan Real Estate Company        (100%)             Delaware
Trak Corporation                        (100%)(1)          Delaware
Super Trak Corporation                  (100%)(1)          Delaware
Trak DHC Corporation                    (100%)(1)          Delaware
Trak Acquisition Corp                   (100%)(1)          Delaware
Crown Books East Corporation            (100%)(2)          Delaware
Crown Books West Corporation            (100%)(2)          Delaware
Crown DHC Corporation                   (100%)(2)          Delaware
Super Crown Books Corporation           (100%)(2)          Delaware
Total Beverage Corp.                    (100%)             Delaware
Total Beverage G.B.                     (100%)(3)          Delaware


(1)  Wholly-owned by Trak Auto Corporation
(2)  Wholly-owned by Crown Books Corporation.
(3)  Wholly-owned by Total Beverage Corp.

                                 EDGAR APPENDIX



Exhibit 10(fffff) printed version of this document contains a map of the Greenbriar Town Center, Fairfax, Virginia. Printed version of this document contains drawings of store sign criteria.

Exhibit 10(ggggg) printed version of this document contains a map of the Plaza at Landmark, Alexandria, Virginia. Printed version of this document contains floor plans. Printed version of this document contains a drawing of store sign criteria.

Exhibit 10(hhhhh) printed version of this document contains a map of Bull Run Plaza, Manassas, Virginia. Printed version of this document contains a drawing of store sign criteria.

Exhibit 10(lllll) printed version of this document contains a map of the floor plan as of June 8, 1993. Printed version of this document contains a map of Greenbriar Town Center, Fairfax, Virginia.