Form 10-Q
period 1994-04-30
DART GROUP CORP
filed 1994-06-14
CIK 26938

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 30, 1994
                                                         --------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ----------- TO

    -------------

Commission file number 0-1946
                       ------

                             DART GROUP CORPORATION
- - ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                 53-0242973
- - --------------------------------       -------------------------------------
 (State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)


                 3300 75th Avenue, Landover, Maryland,   20785
                 ---------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                               (301) 731-1200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   x    No
   ------     ------

At June 13, 1994, registrant had 1,453,423 shares of Class A Common Stock outstanding and 302,952 shares of Class B Common Stock outstanding. The Class B Stock is the only voting stock and is not publicly traded.





                               Page 1 of 17 pages

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

    The consolidated financial statements included herein have been prepared by Dart Group Corporation (the "Corporation"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Corporation believes that the disclosures are adequate to make the information presented not misleading.

    It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's report on Form 10-K for the fiscal year ended January 31, 1994.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                                   Three Months Ended
                                                        April 30,
                                               --------------------------
                                                   1994          1993
                                               ------------  ------------
Sales                                          $354,217,000  $312,167,000
Income from bankers' acceptances                    409,000       612,000
Real estate revenue                               4,673,000     4,483,000
Other interest and other income                   2,262,000     2,949,000
                                               ------------  ------------
                                                361,561,000   320,211,000
                                               ------------  ------------

Expenses:
  Cost of sales, store occupancy and
    warehousing                                 287,275,000   249,721,000
  Selling and administrative                     58,597,000    54,984,000
  Depreciation and amortization                   6,854,000     6,751,000
  Interest                                        3,180,000     3,418,000
                                               ------------  ------------
                                                355,906,000   314,874,000
                                               ------------  ------------
Income before income taxes and
  minority interests                              5,655,000     5,337,000
Income taxes                                      2,678,000     2,675,000
                                               ------------  ------------

Income before minority interests                  2,977,000     2,662,000
Minority interests in income of
  consolidated subsidiaries and
  partnerships                                    1,880,000     2,112,000
                                               ------------  ------------
Net income                                     $  1,097,000  $    550,000
                                               ============  ============

Earnings per share:
  Net income                                   $        .52  $        .24
                                               ============  ============


Weighted average shares outstanding               1,875,000     1,866,000
                                               ============  ============


Dividends per share of Class A Common Stock    $       .033  $       .033
                                               ============  ============


The accompanying notes are an integral part of these statements.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                  (Unaudited)

                                                 April 30,    January 31,
                                                   1994          1994
                                               ------------  ------------
Current Assets:
  Cash                                         $ 17,819,000  $ 17,955,000
  Short-term instruments, including
    $102,833,000 and $133,315,000 held
    by majority owned subsidiaries at
    April 30, 1994 and January 31, 1994,
    respectively                                106,025,000   138,278,000
  Marketable debt securities                    128,055,000    68,837,000
  Bankers' acceptances                           12,980,000    62,307,000
  Accounts receivable, trade                     11,454,000    15,351,000
  Accounts receivable, other                        562,000     1,044,000
  Merchandise inventories                       220,159,000   203,036,000
  Deferred income tax benefit                     6,174,000     6,522,000
  Other current assets                            3,647,000     4,048,000
                                               ------------  ------------
    Total Current Assets                        506,875,000   517,378,000
                                               ------------  ------------

Property and Equipment, at cost:
  Furniture, fixtures and equipment             131,413,000   128,982,000
  Buildings and leasehold improvements          169,282,000   166,250,000
  Land                                           33,252,000    33,396,000
  Property under capital leases                  35,792,000    35,792,000
                                               ------------  ------------
                                                369,739,000   364,420,000
Accumulated Depreciation and
  Amortization                                  110,367,000   104,137,000
                                               ------------  ------------
                                                259,372,000   260,283,000
                                               ------------  ------------

Other Assets                                      9,603,000     9,369,000
                                               ------------  ------------
Excess of Purchase Price Over Net
  Assets Acquired net of accumulated
  amortization of $6,326,000 and
  $6,074,000, respectively                        3,440,000     3,659,000
                                               ------------  ------------

Deferred Income Tax Benefit                      13,441,000    12,209,000
                                               ------------  ------------

Total Assets                                   $792,731,000  $802,898,000
                                               ============  ============


The accompanying notes are an integral part of these balance sheets.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                 April 30,    January 31,
                                                   1994          1994
                                               ------------  ------------
Current Liabilities:
  Current portion of mortgage payable          $    988,000  $    988,000
  Accounts payable, trade                       148,348,000   154,926,000
  Income taxes payable                            5,822,000     4,968,000
  Accrued salaries and employee benefits         22,923,000    22,791,000
  Accrued taxes other than income taxes          10,557,000    11,831,000
  Other accrued liabilities                      37,761,000    40,287,000
  Current portion of obligations under
    capital leases                                  345,000       345,000
                                               ------------  ------------
    Total Current Liabilities                   226,744,000   236,136,000
                                               ------------  ------------

Mortgage Payable                                 80,458,000    80,709,000
                                               ------------  ------------
Obligations Under Capital Leases                 39,335,000    39,295,000
                                               ------------  ------------
Reserve for Closed Facilities and
  Restructuring                                  27,930,000    28,595,000
                                               ------------  ------------
Other Long-term Liabilities                       3,224,000     3,219,000
                                               ------------  ------------

Commitments and Contingencies

Minority Interests                              140,450,000   140,637,000
                                               ------------  ------------

Stockholders' Equity
  Class A common stock, non-voting,
    par value $1.00 per share; 3,000,000
    shares authorized; 1,655,763 shares
    issued                                        1,656,000     1,656,000
  Class B common stock, voting par value
    $1.00 per share; 500,000 shares
    authorized; 302,952 shares issued and
    outstanding                                     303,000       303,000
  Paid-in capital                                65,302,000    65,323,000
  Unrealized losses on short-term
    investments                                    (745,000)        -
  Retained earnings                             209,823,000   208,774,000
  Treasury Stock, 202,340 shares of Class
    A common stock, at cost                      (1,749,000)   (1,749,000)
                                               ------------  ------------
    Total Stockholders' Equity                  274,590,000   274,307,000
                                               ------------  ------------

Total Liabilities and Stockholders' Equity     $792,731,000  $802,898,000
                                               ============  ============


The accompanying notes are an integral part of these balance sheets.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                   Three Months Ended
                                                        April 30,
                                               --------------------------
                                                   1994          1993
                                               ------------  ------------
Cash Flows from Operating Activities:
  Net income                                   $  1,097,000  $    550,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                 6,854,000     6,751,000
    Provision for closed facilities                   -          (243,000)
    Change in assets and liabilities:
      Accounts receivable, trade                  3,897,000     1,091,000
      Accounts receivable, other                    482,000     3,201,000
      Merchandise inventories                   (17,123,000)  (28,635,000)
      Other current assets                          401,000      (138,000)
      Deferred income tax benefits                 (884,000)     (106,000)
      Other assets                                 (234,000)     (503,000)
      Accounts payable, trade                    (6,578,000)   24,639,000
      Income taxes payable                          854,000      (404,000)
      Accrued salaries and
        employee benefits                           132,000        89,000
      Accrued taxes other than
        income taxes                             (1,274,000)     (739,000)
      Other accrued liabilities                  (2,642,000)    2,957,000
      Deferred income                                 5,000       (96,000)
      Reserve for closed facilities                (618,000)     (433,000)
      Minority interest                           1,880,000     3,496,000
                                               ------------  ------------
        Net cash provided by (used for)
          operating activities                 $(13,751,000) $ 11,477,000
                                               ------------  ------------

Cash Flows from Securities and Capital
Investment Activities:
  Capital expenditures                         $ (5,771,000) $ (7,440,000)
  Maturities of bankers' acceptances             77,525,000   113,856,000
  Purchase of bankers' acceptances              (28,198,000) (109,700,000)
  Dispositions of United States
    Treasury Bills                                4,226,000   105,598,000
  Purchase of United States Treasury
    Bills                                       (50,783,000) (107,873,000)
  Maturities of United States Treasury
    Bills                                         1,189,000     9,857,000

                    DART GROUP CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

                                                   Three Months Ended
                                                        April 30,
                                               --------------------------
                                                   1994          1993
                                               ------------  ------------

  Purchases of marketable debt
    securities                                  (86,510,000)  (53,838,000)
  Dispositions of marketable debt
    securities                                   68,930,000    19,476,000
  Maturities of marketable debt
    securities                                    2,985,000         -
                                               ------------  ------------
  Net cash used for securities and
    capital investment activities              $(16,407,000) $(30,064,000)
                                               ------------  ------------

Cash Flows from Financing Activities:
  Cash dividends                               $    (48,000) $    (48,000)
  Stock options exercised                            10,000        42,000
  Distributions paid to minority
    partners                                     (1,856,000)        -
  Principal payments under mortgage
    obligations                                    (251,000)      (55,000)
  Principal payments under capital
    lease obligations                               (86,000)     (103,000)
                                               ------------  ------------
      Net cash used for financing
        activities                             $ (2,231,000) $   (164,000)
                                               ------------  ------------

Net Decrease in Cash and Cash
  Equivalents                                  $(32,389,000) $(18,751,000)
Cash and Cash Equivalents at
  Beginning of Year                             156,233,000   170,361,000
                                               ------------  ------------
Cash and Cash Equivalents at
  End of Period                                $123,844,000  $151,610,000
                                               ============  ============


Supplemental Disclosures of Cash Flow Information:

Cash paid during the quarter for:
  Interest                                     $  3,390,000  $  3,418,000
  Income taxes                                    2,302,000     2,800,000

Reconciliation of Cash and Cash Equivalents
  to Balance Sheet Captions:
  Cash                                         $ 17,819,000  $ 17,043,000
  Short-term investments                        106,025,000   134,567,000
                                               ------------  ------------
                                               $123,844,000  $151,610,000
                                               ============  ============


The accompanying notes are an integral part of these statements.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            APRIL 30, 1994 AND 1993
                                  (Unaudited)

(1)  General:

    The accompanying consolidated financial statements reflect the accounts of Dart Group Corporation (the "Corporation") and its direct and indirect wholly-owned and majority-owned subsidiaries and majority-owned partnerships, including Trak Auto Corporation ("Trak Auto"), Crown Books Corporation ("Crown Books"), Shoppers Food Warehouse Corp. ("Shoppers Food"), Total Beverage Corporation ("Total Beverage"), Cabot- Morgan Real Estate Company ("CMREC"), and Dart Group Financial Corporation ("Dart Financial). The accounts of Total Beverage are included from the date of its purchase on February 28, 1993. The Corporation, Trak Auto, Crown Books, Shoppers Food, Total Beverage, CMREC and Dart Financial and the Corporation's other direct and indirect wholly-owned and majority-owned subsidiaries and majority-owned partnerships are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The unaudited statements as of April 30, 1994 and 1993 reflect, in the opinion of management, all adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position as of April 30, 1994 and 1993 and the results of operations and cash flows for the periods indicated.

(2)  Earnings Per Common Share and Common Share Equivalents:

    Earnings per share is based on the weighted average number of the Corporation's Class A and Class B common stock and common stock equivalents (certain stock options) outstanding during the period. In reporting earnings per share, the Corporation's interest in the earnings of its majority-owned subsidiaries is adjusted for the dilutive effect, if any, of these subsidiaries' outstanding stock options. The difference between primary earnings per share and fully diluted earnings per share is not significant for either period.

(3)  Short-term Instruments and Marketable Debt Securities:

    At April 30, 1994, the Company's short-term instruments included United States Treasury Bills (held by subsidiaries) and Overnight Repurchase Agreements (collateralized by United States Treasury obligations), and marketable debt securities included United States Treasury Bills (held by the Corporation), United States Treasury Notes, corporate notes, municipal securities and United States Agency Securities Acceptances. Additionally, approximately $10,000,000 of United States Treasury Obligations serve as security for reverse repurchase agreements, the liability for which has been netted against the associated assets in the accompanying balance sheets. The Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, effective February 1, 1994. In accordance with the standard these short-term instruments and marketable debt securities are recorded at fair market value and unrealized losses are classified as a component of stockholders' equity. At April 30, 1994, market was $745,000 less than cost, net of minority interest and income taxes.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                            APRIL 30, 1994 AND 1993
                                  (Unaudited)


(4)  Interim Inventory Estimates:

    Trak Auto and Shoppers Food inventories are priced at the lower of last-in, first-out (LIFO) cost or market. At April 30, 1994 and January 31, 1994, inventories determined on a lower of first-in, first-out (FIFO) cost or market basis would have been greater by $7,446,000 and $7,187,000, respectively.
Crown Books' and Total Beverage's inventories are priced at the lower of FIFO cost or market.

    Trak Auto, Crown Books and Total Beverage take a physical count of their store and warehouse inventories semi-annually. Shoppers Food takes an annual physical count of its store and warehouse inventories. Complete physical inventories were not taken for the quarter ended April 30, 1994. The Company uses a gross profit method combined with available perpetual inventory information to determine Trak Auto's, Crown Books', Shoppers Food's and Total Beverage's inventories for quarters when complete physical counts are not taken.

(5)  Credit Agreement:

     The Corporation is party to a revolving credit agreement, together with Trak Auto and Crown Books, for a $6,000,000 revolving line of credit. The $6,000,000 is an aggregate amount and not specifically allocated to any of the parties. The line is intended to be used for the issuance of standby and trade letters of credit. At April 30, 1994, there had been no borrowings under the credit agreement. This line of credit expires May 1, 1995.

(6)  Minority Interests:

    The $140,450,000 of minority interests reflected in the Consolidated Balance Sheet as of April 30, 1994 represents the portion of real estate partnership equity owned by Haft family partnerships, the portion of Trak Auto and Crown Books equity owned by the public shareholders of Trak Auto and Crown Books and the portion of Shoppers Food equity owned by the shareholders of Shoppers Food (other than the Corporation). Income attributed to the minority shareholders of Trak Auto was $874,000 and $32,000 for the three months ended April 30, 1994 and 1993, respectively. Income attributed to the minority shareholders of Crown Books was $202,000 and $514,000 for the three months ended April 30, 1994 and 1993, respectively. Income attributed to the minority ownership of Shoppers Food was $747,000 and $1,515,000 for the three months ended April 30, 1994 and 1993, respectively. Income attributed to the minority ownership of the real estate partnerships was $57,000 and $51,000 for the three months ended April 30, 1994 and 1993, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

    Cash, including short-term instruments, U.S. government and other securities and bankers' acceptances, is the Company's primary source of liquidity. Cash, including short-term instruments, U.S. government and other marketable debt securities and bankers' acceptances, decreased by $22,498,000 to $264,879,000 at April 30, 1994 from $287,377,000 at January 31, 1994. This decrease was primarily due to capital expenditures and increased inventory levels for Trak Auto and Crown Books superstore expansion and was partially offset by operating results.

    For the quarter ended April 30, 1994, the Company realized a pre-tax yield of approximately 3.3% on the bankers' acceptances, approximately 2.7% on United States Treasury Bills and approximately 4.9% on the marketable debt securities.

    Operating activities used $13,751,000 of the Company's funds for the three months ended April 30, 1994 compared to providing $11,477,000 of the Company's funds for the same period one year ago. The primary use of cash for the three months ended April 30, 1994 was for increased merchandise, inventory for Trak Auto and Crown Books and the paydown of Crown Books accounts payable balances outstanding on January 29, 1994.

    Investing activities used $16,407,000 of the Company's funds for the three months ended April 30, 1994, compared to $30,064,000 for the same period last year. The primary use of funds was the conversion of Trak Auto and Crown Books United States Treasury Bills to marketable debt securities. Capital expenditures decreased $1,669,000 to $5,771,000 compared to last year, as a result of fewer Super Trak and Super Crown stores opening compared to the same period last year and to Crown Books' efforts to reduce leasehold improvements in new store expansion.

    The Company used $2,231,000 and $164,000 for net financing activities for the three months ended April 30, 1994 and 1993, respectively. The primary use of funds was for distributions by CMREC partnerships to the partners.

    The Corporation, together with Crown Books and Trak Auto, has a $6,000,000 revolving credit facility agreement. As of April 30, 1994 there has been no borrowing under this credit agreement (see Note 6 to the Consolidated Financial Statements).

    At April 30, 1994, Crown Books had four signed leases for Super Crown stores, Trak Auto had eleven signed leases for new stores and 13 signed agreements for additional space in existing stores for Super Trak stores, Shoppers Food had two signed lease for a new store, two signed agreements for additional space in existing stores and CMREC's Bull Run Plaza is undergoing renovation and expansion.

    The Company anticipates that funds necessary to fund these capital expenditures, as well as purchase inventory for new stores, meet the Company's long-term lease obligations, and pay current liabilities will come from operations, existing current assets and, if necessary, the aforementioned credit agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Liquidity and Capital Resources (Continued)

    The liquid assets maintained by the Company are intended to fund the expansion of the Company's retail business through the opening of stores in new markets, converting selected existing stores to superstores and opening additional stores in existing markets.

Results of Operations

Trak Auto

    Sales of $88,387,000 during the thirteen weeks ended April 30, 1994 increased by $10,504,000 or 13.5% over the same period one year ago. The increase was primarily attributable to increased sales for Super Trak stores converted from classic Trak stores and to a 7.7% increase in sales for all stores open more than one year. Sales for comparable Super Trak stores open more than one year increased 7.5% and sales for comparable classic Trak stores open more than one year increased 7.7%. Sales for Super Trak stores represented 36.1% of total sales during the thirteen weeks ended April 30, 1994 compared to 12.7% for the thirteen weeks ended May 1, 1993.

    During the thirteen weeks ended April 30, 1994, Trak Auto opened twelve new Super Trak stores, and closed twenty classic Trak stores. At April 30, 1994, Trak Auto had 306 stores, including 85 Super Trak stores.

    Interest and other income decreased by $132,000 when compared to the prior year, largely due to a decrease in funds available for short- term investment.

    Cost of sales, store occupancy and warehousing expenses as a percentage of sales was 73.2% for the thirteen weeks ended April 30, 1994 compared to 74.2% for the same period in the prior year. The decrease was primarily due to an increase in store margins as a result of higher margins and a favorable change in sales mix (increased hard parts and decreased motor oils) and merchandise, and was partially offset by decreased advertising credits from vendors.

    Selling and administrative expenses were 19.8% and 23.0% as a percentage of sales for the thirteen weeks ended April 30, 1994 and May 1, 1993, respectively. The decrease was due primarily to decrease in payroll costs as a result of Trak Auto's efforts to control store hours and administrative overhead and to Super Trak store maturity. Payroll costs during the thirteen weeks ended May 1, 1993, were unusually high due to the opening of a large number of Super Trak stores during the quarter.

    Depreciation and amortization expenses increased $80,000 for the thirteen weeks ended April 30, 1994 compared to the same period one year ago. The increase was due to increasing fixed asset purchases for new and converted Super Trak stores.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Trak Auto (Continued)

     The effective income tax rate was 36.8% for the thirteen weeks ended April 30, 1994 compared to 33.8% for the thirteen weeks ended May 1, 1993. The increase is primarily due to anticipated income before taxes for fiscal 1995 at a higher Federal statutory rate and a lower portion of income before taxes that is tax exempt municipal bond interest.

Crown Books

    Sales of $65,642,000 for the thirteen weeks ended April 30, 1994 increased by $11,119,000 or 20.4% over the same period one year ago. Comparable sales (sales for stores open for fifteen months) increased 1.7% during the thirteen weeks. Sales for Super Crown Books stores represented 51.5% and 30.0% of total sales for the thirteen weeks ended April 30, 1994 and May 1, 1993, respectively. Super Crown Books stores sales of $33,776,000 increased 106.6% over the prior year and sales for comparable Super Crown Books stores increased 7.2%. Classic Crown Books stores' sales of $31,866,000 decreased 16.5% from the prior year and sales for comparable classic Crown Books stores decreased 0.3%.

    During the thirteen weeks ended April 30, 1994, Crown Books opened six Super Crown Books stores while closing nine classic Crown Books stores and one Super Crown Books store. At April 30, 1994, Crown Books had 236 stores including 66 Super Crown Books stores.

    Interest and other income decreased by $215,000 when compared to the same period one year ago. The decrease was due to a decrease in funds available for short-term investment primarily as a result of payments on accounts payable balances outstanding on January 29, 1994 as well as lower yields on investments.

    Cost of sales, store occupancy and warehousing as a percentage of sales was 82.2% for the thirteen weeks ended April 30, 1994 compared to 79.4% for the same period last year. The increase was primarily due to a decrease in store margins as a result of increased purchasing from wholesalers, and to increased store occupancy costs for Super Crown Books stores.

    Selling and administrative expenses as a percentage of sales were 15.6% for the thirteen weeks ended April 30, 1994 compared to 17.3% for the same period last year. The decrease was due primarily to reduced payroll costs at both the store and administrative levels as a result of Crown Books' efforts to control store payroll hours and administrative overhead.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Crown Books (Continued)

   Depreciation expense increased $579,000 for the thirteen weeks ended April 30, 1994 compared to the same period one year ago. The increase was primarily due to the increase in fixed assets as a result of the acquisition and installation of a point-of-sale system in all stores during the second quarter of fiscal 1994 and to the purchase of fixed assets for new Super Crown Books stores.

    Interest expense decreased by $12,000 due to the reduction of amounts owned under capital lease obligations.

    The effective income tax rate was 37.0% for the thirteen weeks ended April 30, 1994, compared to 41.0% for the thirteen weeks ended May 1, 1993. The decrease is primarily due to increased tax exempt interest income from municipal securities.

Shoppers Food

    Shoppers Food sales increased $17,239,000 or 9.7% to $195,158,000 during the thirteen weeks ended April 30, 1994 when compared to the same period in the prior year. The increase was primarily due to two new stores opened in fiscal 1994 and to a 4.1% increase in sales for stores open more than one year as a result of Shoppers Food campaign of lower prices to increase its market share.

    Cost of sales, store occupancy and warehousing, as a percentage of sales, increased to 84.4% from 82.5% during the thirteen weeks ended April 30, 1994 when compared to the thirteen weeks ended May 1, 1993. The increase is due to decreased store margins as a result of lower prices (discussed above).

    Selling and administrative expenses, as a percentage of sales, was 13.5% during the thirteen weeks ended April 30, 1994 and May 1, 1993.

    Depreciation and amortization decreased $708,000 during the thirteen weeks ended April 30, 1994 when compared to the same period last year. The decrease was primarily the result of Shoppers Food utilizing an accelerated depreciation method that resulted in higher depreciation in the prior year.

     The effective tax rate was 39.2% during the thirteen weeks ended April 30, 1994 compared to 38.4% for the thirteen weeks ended May 1, 1993. The increase is primarily due to the increase in the Federal statutory tax rate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)


Total Beverage

     Total Beverage purchased the assets of a discount beverage superstore in February 1993 and opened two additional stores in October 1993. During the three months ended April 30, 1994 sales were $5,030,000 and Total Beverage recorded a net operating loss of $679,000.

Cabot-Morgan Real Estate

     Revenues from real estate properties increased by $190,000 to $4,673,000 during the quarter ended April 30, 1994 when compared to the same period one year ago. The increase was the result of a higher occupancy rate at Bull Run Plaza during the quarter ended April 30, 1994.

     Administrative expenses for CMREC partnerships increased $18,000 during the quarter ended April 30, 1994 compared to the quarter ended April 30, 1993.

     Depreciation expense increased $138,000 during the quarter ended April 30, 1994 when compared to the same one year ago. The increase is due to the increased basis of the buildings at Bull Run Plaza as a result of continuing renovation.

    Interest expense increased by $79,000 to $2,062,000 during the quarter ended April 30, 1994 primarily due to the mortgage at Bull Run Plaza, and was partially offset by the refinancing of the mortgages at Briggs Chaney.

Dart Financial and Other Corporate

    Income from bankers' acceptances decreased $203,000 during the quarter ended April 30, 1994 when compared to the same period in the prior year. The decrease was primarily due to the Corporation converting bankers' acceptances to United States Treasury Bills during the quarter ended April 30, 1994.

    Interest and other income decreased $135,000 during the quarter ended April 30, 1994 when compared to the same period in the prior year. The decrease was primarily due to declining yields on certain marketable debt securities.

    Administrative expenses decreased $496,000 during the quarter ended April 30, 1994, due primarily to decreased payroll costs.


    Depreciation expense decreased by $33,000 during the quarter ended April 30, 1994 when compared to the same period in the prior year. The decrease was the result of the expiration of a capital lease in January 1994.

    Trak Auto, Crown Books and Shoppers Food file separate income tax returns. CMREC, Total Beverage and Dart Financial are included in the Corporation's income tax returns. The Corporation's current net operating loss was not tax benefitted as a result of the complete utilization of all available carrybacks.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)


Dart Financial and Other Corporate (Continued)

     As a result of the Corporation's operating loss for the three months ended April 30, 1994, a net tax operating loss carryforward of $916,000 was created. The Corporation's cumulative total net tax operating loss carryforward is $9,559,000. All net operating loss carryforwards will expire by fiscal 2010. In addition, the Corporation has an Alternative Minimum Tax credit carryforward of approximately $1,010,000.

Effect of New Financial Accounting Standards

     The Company does not offer any of the benefits covered under Statement of Financial Accounting Standards ("SFAS") No. 106, Employers' Accounting of Postretirement Benefits Other Than Pensions, and as such the standard will have no impact on the Company.

     The Company has adopted SFAS No. 112, Employer's Accounting for Postemployment Benefits. Implementation of the standard has not had a significant impact on the financial statements.

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     On May 17, 1994, members of the Haft family settled all legal disputes among themselves relating to, among other things, their ownership of the restrictions on their holdings of the Corporation's Common Stock, including those reported in the Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 1994. There are now no contractual restrictions on the ability of any member of the Haft family to freely transfer his or her Class B or Class A Common Stock of the Corporation. All shares of the Corporation's Common Stock previously held by members of the family, directly or through partnerships, will now be directly held and voted.

     In addition, the settlement agreements, by providing that all claims between the family and between members of the family and the Corporation (except for the federal lawsuit between Robert M. Haft and the Corporation, Trak Auto and Crown Books over his termination) were settled, resolves insofar as possible the direct and derivative claims asserted by Robert M. Haft in his lawsuit filed in November 1993 in the Delaware Court of Chancery in New Castle County. While Robert M. Haft's suit in the United States District Court for the District of Delaware relating to his employment contracts has not been settled, the parties have agreed to submit the claims to a non-binding mediation process. The derivative lawsuit filed by Alan R. Kahn and Tudor Trust is not affected by this settlement.

     See the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994, at pages 50-51, for a description of litigation.



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits   None

         (b)  Reports on Form 8-K

              No report on Form 8-K was filed by the Corporation during the quarter ended April 30, 1994.

                                   Signatures


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DART GROUP CORPORATION




Date      June 14, 1994           By        Herbert H. Haft
      --------------------            -----------------------------
                                            HERBERT H. HAFT
                                         Chief Executive Officer




Date      June 14, 1994                     Ronald S. Haft
      --------------------            -----------------------------
                                            RONALD S. HAFT
                                        Chief Operating Officer




Date      June 14, 1994                       Ron Marshall
      --------------------            -----------------------------
                                              RON MARSHALL
                                        Senior Vice President and
                                         Chief Financial Officer