Form 10-Q
period 1994-07-31
DART GROUP CORP
filed 1994-09-14
CIK 26938

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 1994

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO
         _____________

 Commission file number 0-1946



                            DART GROUP CORPORATION
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                53-0242973
     ---------------------------------------------    ---------------
    (State or other jurisdiction of incorporation     (I.R.S.Employer
     or organization)                               Identification No.)

              3300 75th Avenue, Landover, Maryland,      20785
             -----------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

                                 (301) 731-1200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes    x     No
                                              ----------  -----------

At September 13, 1994, registrant had 1,453,423 shares of Class A Common Stock outstanding and 302,952 shares of Class B Common Stock outstanding. The Class B Stock is the only voting stock and is not publicly traded.

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

                    DART GROUP CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)


                                      Three Months Ended July 31                Six Months Ended July 31
                                      --------------------------                --------------------------
                                          1994          1993                       1994           1993
                                      ------------  ------------                ------------   -----------
Sales                                 $230,657,000  $326,558,000                $584,874,000  $638,725,000
Income from bankers'
  acceptances                               20,000       712,000                     429,000     1,324,000
Real estate revenue                      4,813,000     4,412,000                   9,486,000     8,895,000
Other interest and
  other income                           3,046,000     2,856,000                   5,308,000     5,805,000
                                      ------------  ------------                ------------  ------------
                                       238,536,000   334,538,000                 600,097,000   654,749,000
                                      ------------  ------------                ------------  ------------

Expenses:
  Cost of sales,
    store occupancy
    and warehousing                    182,572,000   259,899,000                469,847,000    509,620,000
  Selling and
    administrative                      41,905,000    57,431,000                100,502,000    112,415,000
  Depreciation and
    amortization                         5,543,000     7,713,000                 12,397,000     14,464,000
  Interest                               3,248,000     3,279,000                  6,428,000      6,697,000
                                      ------------  ------------               ------------   ------------
                                       233,268,000   328,322,000                589,174,000    643,196,000
                                      ------------  ------------               ------------   ------------

Income before income
  taxes, equity in
  affiliate and
  minority interests                     5,268,000     6,216,000                 10,923,00      11,553,000
Income taxes                             2,750,000     3,041,000                 5,428,000       5,716,000
                                      ------------   -----------              ------------    ------------
Income before equity
  in affiliate and
  minority interests                     2,518,000     3,175,000                5,495,000        5,837,000
Equity in affiliate                      2,172,000         -                    2,172,000           -
Minority interests
  in income of
  consolidated
  subsidiaries and
  partnerships                          (1,827,000)   (2,493,000)              (3,707,000)      (4,605,000)
                                      ------------  ------------             ------------     ------------

Net income                            $  2,863,000  $    682,000             $  3,960,000     $  1,232,000
                                      ============  ============             ============     ============



                         (continued on following page)

                    DART GROUP CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


                                     Three Months Ended July 31                Six Months Ended July 31
                                   --------------------------------         -----------------------------
                                      1994                  1993                1994               1993
                                   -----------          -----------         -----------         ---------
Earnings per common
  share and common
  share equivalents:
    Net income                    $     1.34            $     .28          $    1.85          $     .51
                                  ============          ===========        ===========        ===========

Weighted average
  common share and
  common share
  equivalents
  outstanding                       1,856,000            1,864,000          1,868,000           1,865,000
                                  ===========          ===========         ==========         ===========


Dividends per share
  of Class A Common
  Stock                           $     .033           $     .033         $     .066          $     .066
                                  ===========          ===========        ===========         ===========

 The accompanying notes are an integral part of these statements.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                  (Unaudited)

                                                             July 31,                  January 31,
                                                           ------------               ------------
                                                               1994                       1994
                                                           ------------               ------------
Current Assets:
  Cash                                                     $ 13,605,000                $ 17,955,000
  Short-term instruments, including
    $47,352,000 and $133,315,000 held
    by majority owned subsidiaries at
    July 31, 1994 and January 31, 1994                       55,043,000                 138,278,000
  Marketable debt securities                                143,018,000                  68,837,000
  Bankers' acceptances                                            -                      62,307,000
  Accounts receivable, trade                                  5,763,000                  15,351,000
  Accounts receivable, other                                  1,827,000                   1,044,000
  Merchandise inventories                                   178,393,000                 203,036,000
  Deferred income tax benefit                                 4,875,000                   6,522,000
  Other current assets                                        1,367,000                   4,048,000
                                                           ------------                ------------
    Total Current Assets                                    403,891,000                 517,378,000
                                                           ------------                ------------

Property and Equipment, at cost:
  Furniture, fixtures and equipment                          73,125,000                 128,982,000
  Building and leasehold improvements                       165,421,000                 166,250,000
  Land                                                       33,252,000                  33,396,000
   Property under capital leases                             27,129,000                  35,792,000
                                                           ------------                ------------
                                                            298,927,000                 364,420,000
Accumulated Depreciation and
  Amortization                                               70,994,000                 104,137,000
                                                           ------------                ------------
                                                            227,933,000                 260,283,000
Share of Equity in Shoppers Food
  Warehouse Corporation                                      42,597,000                       -
                                                           ------------                ------------

Other Assets                                                  9,260,000                   9,369,000
                                                           ------------                ------------

Excess of Purchase Price Over Net
  Assets Acquired net of accumulated
  amortization of $6,074,000                                      -                       3,659,000
                                                           ------------                ------------

Deferred Income Tax Benefit                                  11,154,000                  12,209,000
                                                           ------------                ------------

Total Assets                                               $694,835,000                $802,898,000
                                                           ============                ============



 The accompanying notes are an integral part of these balance sheets.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                  (Unaudited)

                                                              July 31,                 January 31,
                                                           ------------               ------------
                                                                1994                      1994
                                                           ------------               ------------
Current Liabilities:
  Current portion of mortgage payable                      $    988,000                $    988,000
  Accounts payable, trade                                    99,327,000                 154,926,000
  Income taxes payable                                        4,870,000                   4,968,000
  Accrued salaries and employee benefits                     18,501,000                  22,791,000
  Accrued taxes other than income taxes                       8,798,000                  11,831,000
  Other accrued liabilities                                  39,752,000                  40,287,000
  Current portion of obligations under
    capital leases                                              345,000                     345,000
                                                           ------------                ------------
Total Current Liabilities                                   172,581,000                 236,136,000
                                                           ------------                ------------

Mortgage Payable                                             81,167,000                  80,709,000
                                                           ------------                ------------
Obligations Under Capital Leases                             29,695,000                  39,295,000
                                                           ------------                ------------
Reserve for Closed Facilities and
  Restructuring                                              26,042,000                  28,595,000
                                                           ------------                ------------
Other Long-term Liabilities                                   1,190,000                   3,219,000
                                                           ------------                ------------

Commitments and Contingencies

Minority Interests                                          106,617,000                 140,637,000
                                                           ------------                ------------

Stockholders' Equity:
  Class A common stock, non-voting,
    par value $1.00 per share; 3,000,000
    shares authorized; 1,655,763
    shares issued                                             1,656,000                   1,656,000
  Class B common stock, voting, par
    value $1.00 per share; 500,000
    shares authorized; 302,952 shares
    issued and outstanding                                      303,000                     303,000
  Paid-in capital                                            65,270,000                  65,323,000
  Unrealized losses on short-term
    investments                                                (574,000)                      -
  Retained earnings                                         212,637,000                 208,774,000
  Treasury stock, 202,340 shares of
  Class A common stock, at cost                              (1,749,000)                 (1,749,000)
                                                           ------------                ------------

Total Stockholders' Equity                                  277,543,000                 274,307,000
                                                           ------------                ------------


Total Liabilities and
Stockholders' Equity                                       $694,835,000                $802,898,000
                                                           ============                ============


The accompanying notes are an integral part of these balance sheets.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                      Six Months Ended July 31,
                                                    -----------------------------
                                                        1994               1993
                                                    -------------    -------------
Cash Flows from Operating Activities:
  Net income                                        $   3,960,000    $   1,232,000
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization                       9,093,000       14,464,000
    Equity in affiliate                                (3,222,000)           -
    Provision for closed facilities                       (98,000)      (1,574,000)
    Change in assets and liabilities:
      Accounts receivable, trade                        5,389,000       (1,275,000)
      Accounts receivable, other                         (783,000)       3,553,000
      Merchandise inventories                          (2,317,000)     (20,222,000)
      Other current assets                              1,257,000          668,000
      Deferred tax benefits                              (617,000)        (982,000)
      Other assets                                       (224,000)      (1,050,000)
      Accounts payable, trade                         (22,428,000)       4,141,000
      Income taxes payable                                158,000           59,000
      Accrued salaries and employee benefits             (619,000)       3,987,000
      Accrued taxes other than income taxes            (1,078,000)        (806,000)
      Other accrued liabilities                       (10,999,000)        (241,000)
      Deferred income                                        -              17,000
      Reserve for closed facilities                    (1,569,000)      (1,052,000)
      Minority interests                                2,657,000        7,123,000
                                                    -------------    -------------
        Net cash provided by (used in)
          operating activities                      $ (21,440,000)   $   8,042,000
                                                    -------------    -------------

Cash Flows from Securities and Capital
  Investment Activities:
  Capital expenditures                              $  (7,078,000)   $ (19,678,000)
  Decrease in cash and cash equivalents
    as a result of deconsolidation of
    Shoppers Food Warehouse Corp.                     (61,014,000)          -
  Purchases of bankers' acceptances                   (28,198,000)    (222,500,000)
  Maturities of bankers' acceptances                   90,505,000      221,212,000
  Sales of United States Treasury Bills                17,676,000      182,101,000
  Purchases of United States Treasury Bills          (100,313,000)    (201,087,000)
  Maturities of United States Treasury Bills           34,242,000       26,694,000
  Sales of marketable debt securities                 130,805,000       50,525,000
  Purchases of marketable debt securities            (160,150,000)     (97,436,000)
  Maturities of marketable debt securities              2,985,000        4,200,000
  Proceeds from reverse repurchase
    agreements and unsettled trades of
    marketable debt securities                         17,079,000          -
                                                    -------------    -------------
        Net cash used in
          securities and capital
          investment activities                     $ (63,461,000)   $ (55,969,000)
                                                    -------------    -------------

                         (continued on following page)

                    DART GROUP CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

                                                                  Six Months Ended July 31,
                                                                 ----------------------------
                                                                    1994            1993
                                                                 -----------    -------------
Cash Flows from Financing Activities:
  Borrowings from real estate mortgages                           $      -        $  9,750,000
  Cash dividends                                                       (97,000)        (96,000)
  Stock options exercised                                               10,000         218,000
  Distributions paid to minority partner                            (1,776,000)         -
  Principal payments under mortgage
    obligations                                                       (648,000)       (255,000)
  Principal payments under capital
    lease obligations                                                 (173,000)       (179,000)
                                                                  ------------    ------------
      Net cash provided by (used in)
        financing activities                                      $ (2,684,000)   $  9,438,000
                                                                  ------------    ------------

Net Decrease in Cash and Cash
  Equivalents                                                     $(87,585,000)   $(38,489,000)
Cash and Cash Equivalents at Beginning
  of Year                                                          156,233,000     170,361,000
                                                                  ------------    ------------

Cash and Cash Equivalents at End of Period                        $ 68,648,000    $131,872,000
                                                                  ============    ============

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
  Interest                                                        $  6,428,000    $  6,697,000
  Income taxes                                                       5,739,000       8,308,000

Reconciliation of Cash and Cash Equivalents
  to Balance Sheet Captions:
  Cash                                                            $ 13,605,000    $ 16,378,000
  Overnight repurchase agreements                                        -             950,000
  Short-term investment of majority-owned
    subsidiaries utilized in their
      operating cash management                                     55,043,000     114,544,000
                                                                  ------------    ------------

                                                                  $ 68,648,000    $131,872,000
                                                                  ============    ============

The accompanying notes are an integral part of these statements.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             July 31, 1994 AND 1993
                                  (Unaudited)

(1)  General:

    The accompanying consolidated financial statements reflect the accounts of Dart Group Corporation (the "Corporation") and its direct and indirect wholly-owned and majority-owned subsidiaries and majority-owned partnerships, including Trak Auto Corporation ("Trak Auto"), Crown Books Corporation ("Crown Books"), Shoppers Food Warehouse Corp. ("Shoppers Food"), Total Beverage Corporation ("Total Beverage"), Cabot-Morgan Real Estate Company ("CMREC"), and Dart Group Financial Corporation ("Dart Financial). The accounts of Shoppers Food are consolidated with the Corporation's through May 28, 1994, but not thereafter, as a result of a reduction of the Corporations' ownership to 50%. The Corporation's investment in Shoppers Food is reflected in the financial statements using the equity method of accounting for periods subsequent to May 28, 1994 (see Note 7). The accounts of Total Beverage are included from the date of its purchase on February 28, 1993. The Corporation, Trak Auto, Crown Books, Shoppers Food (for periods through May 28, 1994), Total Beverage, CMREC and Dart Financial and the Corporation's other direct and indirect wholly-owned and majority-owned subsidiaries and majority-owned partnerships are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The unaudited statements as of July 31, 1994 and 1993 reflect, in the opinion of management, all adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position as of July 31, 1994 and 1993 and the results of operations and cash flows for the periods indicated.

(2)  Earnings Per Common Share and Common Share Equivalents:

    Earnings per share is based on the weighted average number of the Corporation's Class A and Class B common stock and common stock equivalents (certain stock options) outstanding during the period. In reporting earnings per share, the Corporation's interest in the earnings of its subsidiaries is adjusted for the dilutive effect, if any, of these subsidiaries' outstanding stock options. The difference between primary earnings per share and fully diluted earnings per share is not significant for either period.

(3)  Short-term Instruments and Marketable Debt Securities:

    At July 31, 1994, the Company's short-term instruments included United States Treasury Bills (held by subsidiaries) and marketable debt securities included United States Treasury Bills (held by the Corporation), United States Treasury Notes, corporate notes, municipal securities and United States agency securities. Additionally, approximately $13,482,000 of United States treasury obligations serve as security for reverse repurchase agreements, the liability for which has been included in other accrued liabilities in the accompanying balance sheets. The Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, effective February 1, 1994. In accordance with the standard, these short-term instruments and marketable debt securities are considered available for sale securities. Accordingly, they are recorded at fair market value and unrealized losses are classified as a component of stockholders' equity. At July 31, 1994, market value was $574,000 less than cost, net of minority interest and income taxes.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                             July 31, 1994 AND 1993
                                  (Unaudited)

(4)  Inventory:

    Trak Auto and Shoppers Food inventories are priced at the lower of last-in, first-out (LIFO) cost or market. Effective January 30, 1994, Trak Auto changed its method for determining the index used to calculate the cost basis of the LIFO inventory for financial and income tax reporting purposes. Under the new method, Trak Auto uses an index published by United States Bureau of Labor Statistics. Previously an index determined by Trak Auto, based upon inventory cost changes between financial reporting periods, was utilized. This change has been accounted for as a change in accounting method in the accompanying financial statements. Due to limitations in the availability in historical information, it is not possible to determine the effect, if any, of the corresponding cumulative catch-up adjustment required under Accounting Principle Bulletin 20. Accordingly, the change in principle is being accounting for on a prospective basis from January 31, 1994. The change in LIFO inventory as of July 30, 1994 under the new method was not material to the financial statements when compared to the LIFO inventory under the old method. At July 31, 1994 and January 31, 1994, inventories determined on a lower of first-in, first-out (FIFO) cost or market basis would have been greater by $5,820,000 and $7,187,000, respectively. Shoppers Food inventory was included at January 31, 1994 but not July 31, 1994. Crown Books' and Total Beverage's inventories are priced at the lower of FIFO cost or market.

    Trak Auto, Crown Books and Total Beverage take a physical count of their store and warehouse inventories semi-annually, except for one Trak Auto warehouse for which the count is taken annually. Shoppers Food takes an annual physical count of its store and warehouse inventories. Complete physical inventories were taken for the quarter ended July 31, 1994 for Trak Auto, Crown Books and Total Beverage except for one Trak Auto warehouse. The Company uses a gross profit method combined with available perpetual inventory information to determine Trak Auto's, Crown Books', Shoppers Food's and Total Beverage's inventories for quarters when complete physical counts are not taken.

(5)  Credit Agreement:

     The Corporation is party to a revolving credit agreement, together with Trak Auto and Crown Books, for a $6,000,000 revolving line of credit. The $6,000,000 is an aggregate amount and not specifically allocated to any of the parties. The line is intended to be used for the issuance of standby and trade letters of credit. At July 31, 1994, there had been no borrowings under the credit agreement. This line of credit expires May 1, 1995.

(6)  Minority Interests:

    The $106,617,000 of minority interests reflected in the Consolidated Balance Sheet as of July 31, 1994 represents the portion of real estate partnership equity owned by Haft family partnerships and the portion of Trak Auto and Crown Books equity owned by the public shareholders of Trak Auto and Crown Books. The minority interests reflected in the Consolidated Balance Sheets as of January 31, 1994, also included the portion of Shoppers Food equity owned by the shareholders of Shoppers Food (other than the Corporation). No such minority interests are included as of July 31, 1994. Income attributed to the minority

                    DART GROUP CORPORATION AND SUBSIDIARIES

                             July 31, 1994 AND 1993
                                  (Unaudited)


(6)  Minority Interests (continued):

shareholders of Trak Auto was $2,081,000 and $147,000 for the six months ended July 31, 1994 and 1993, respectively and $1,207,000 and $115,000 for the three months ended July 31, 1994 and 1993, respectively. Income attributed to the minority shareholders of Crown Books was $498,000 and $787,000 for the six months ended July 31, 1994 and 1993, respectively and $296,000 and $273,000 for the three months ended July 31, 1994 and 1993, respectively. Income attributed to the minority ownership of Shoppers Food was $1,050,000 and $3,505,000 for the six months ended July 31, 1994 and 1993, respectively; no income for Shoppers Food was attributed to minority interest for periods after May 28, 1994. Income attributed to the minority ownership of the real estate partnerships was $78,000 and $166,000 for the six months ended July 31, 1994 and 1993, respectively and $21,000 and $115,000 for the three months ended July 31, 1994 and 1993, respectively.

(7)  Transaction with Affiliate:

    In June 1994, one of the other shareholders of Shoppers Food exercised his right to reacquire one share of Shoppers Food Class B common stock, thereby reducing the Corporation's ownership to exactly 50%. As a result, the accounts of Shoppers Food are consolidated with the Corporation's through May 28, 1994, but not thereafter. The Corporation's investment in Shoppers Food is reflected in the financial statements using the equity method of accounting for periods subsequent to May 28, 1994. Under the equity method, the Company's investment is shown in the balance sheet as a single line under Share of Equity in Shoppers Food Warehouse. Accordingly, assets and liabilities of Shoppers Food previously shown in the accounts of the Company have been aggregated and are included in this item. The unamortized difference between the original purchase price of Shoppers Food and the net assets acquired of $11,260,000 is also in this item and continues to be amortized over ten years from the acquisition date. Similarly, the sales and expenses of Shoppers Food which were previously included in the accounts of the Company have been aggregated, subsequent to May 28, 1994 and reflected in the caption Equity in Affiliate on the Consolidated Statements of Income.

    For purposes of the statements of cash flows only, the accounts of Shoppers Food have been deconsolidated at January 31, 1994. Accordingly, the Company's consolidated cash position decreased by $61,014,000 (representing cash and cash equivalents held by Shoppers Food Warehouse at January 31, 1994) and net income excluded the Corporation's share of Shoppers Food net income for the six months ended July 31, 1994.

Summary Income Data for Deconsolidated Subsidiary:

    The following information reflects the results of Shoppers Food from May 29, 1994 to July 30, 1994:

                    Revenue           $140,255,000
                    Gross Profit        27,232,000
                    Net Income           4,344,000

                    DART GROUP CORPORATION AND SUBSIDIARIES

                             July 31, 1994 AND 1993
                                  (Unaudited)


(8)  Subsequent Events:

    On August 4, 1994, the Corporation advanced $18,000,000 to Herbert H. Haft in exchange for a promissory note from Mr. Haft. Mr. Haft returned the funds to the Corporation on August 8, 1994. The outside directors of the Corporation and their special counsel are reviewing the circumstances surrounding this transaction.

    On September 6, 1994, Ronald S. Haft tendered to the Corporation a letter purporting:

    (1) to exercise, effective immediately, options (the "Options") to purchase, at an exercise price of $89.65 per share, 197,048 shares (the "Option Shares") of the Corporation's Class B Common Stock pursuant to Article 4(a) of the Employment Agreement (the "Employment Agreement") dated August 1, 1993 between Ronald S. Haft and the Corporation; and

    (2) to exercise his right under the Employment Agreement, effective immediately, to obtain a loan from the Corporation in the amount of $17,665,353.20, for part of the exercise price of the Options.

     Together with that letter, Ronald S. Haft tendered to the Corporation: a check payable to the Corporation in the amount of $197,048 as payment of the par value of the Option Shares; and an executed unsecured promissory note of Ronald S. Haft payable to the order of the Corporation in the amount of $17,665,353.20, the balance of the exercise price for the Option Shares under the Options.

     The Corporation has neither accepted nor rejected the validity of Ronald
S. Haft's purported exercise of the Options or the adequacy of the promissory note tendered in connection therewith. Issuance of the Option Shares has not been recorded in the stock records of the Corporation, and the Corporation has not issued any stock certificate to Ronald S. Haft for the Option Shares.

     A pending shareholders' derivative lawsuit (Alan R. Kahn, et al. v. Herbert H. Haft, et al.), Del. Ch. No. 13154 (filed September 29, 1993), seeks a judgment that would, inter alia, declare the Options to be null and void and rescind their issuance. A special litigation committee of the Board of Directors of the Corporation is currently reviewing the allegations in the complaint filed in the lawsuit.

    The Corporation's proper course with respect to the Options is being evaluated in light of facts and circumstances that include the pending shareholders' derivative lawsuit and the anticipated report of the special litigation committee of the Board.

     Ronald S. Haft has filed a lawsuit against the Corporation (Ronald S. Haft v. Dart Group Corporation, Del. Ch. 13736 (filed September 12, 1994)) seeking a court order that the Corporation issue the Option Shares to him and grant him a loan of $17,665,353.30 to be used as part of the payment for the Option Shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

    Cash, including short-term instruments, and U.S. government and other marketable debt securities are the Company's primary source of liquidity. Cash, including short-term instruments, U.S. government and other marketable debt securities and bankers' acceptances, decreased by $75,711,000 to $211,666,000 at July 31, 1994 from $287,377,000 at January 31, 1994. This decrease was primarily due to the accounts of Shoppers Food no longer being consolidated with the Company. Cash decreases for Crown Books' purchases of merchandise inventory, payment of January 31, 1994 accounts payable and purchases of United States Treasury Notes were partially offset by Trak Auto's increased cash from current period operating results.

    For the quarter ended July 31, 1994, the Company realized a pre-tax yield of approximately 3.3% on the bankers' acceptances, approximately 2.8% on United States Treasury Bills and approximately 5.4% on the marketable debt securities. All of the Corporation's bankers' acceptances have matured in the normal course.

    Operating activities (not including Shoppers Food) used $21,440,000 of the Company's funds for the six months ended July 31, 1994 compared to providing $8,042,000 of the Company's funds (including Shoppers Food) for the same period one year ago. The primary use of cash for the six months ended July 31, 1994 was for payments on Crown Books January 31, 1994 accounts payable balances.

    Investing activities used $63,461,000 of the Company's funds for the six months ended July 31, 1994, compared to $55,969,000 for the same period last year. The primary use of cash during the six months ended July 31, 1994 was due to the deconsolidation of Shoppers Food (see Note 7 to the Consolidated Financial Statements). During the six months ended July 31, 1994, the Company's net purchase/disposition of marketable debt securities was lower than the same period last year, which was the Company's initial purchase of such securities. The Corporation's bankers acceptances all matured and were reinvested in United States Treasury Bills. Capital expenditures decreased $12,600,000 to $7,078,000 compared to last year, primarily due to fewer Super Crown Books and Super Trak stores opening this year.

    The Company used $2,684,000 for net financing activities for the six months ended July 31, 1994 compared to providing $9,438,000 for the six months ended July 31, 1993. The change was primarily due to CMREC's Bull Run Plaza obtaining a $9,750,000 mortgage last year.

    The Corporation, together with Crown Books and Trak Auto, has a $6,000,000 revolving credit facility agreement. As of July 31, 1994 there has been no borrowing under this credit agreement (see Note 6 to the Consolidated Financial Statements).

    At July 31, 1994, Crown Books had five signed leases for Super Crown stores, Trak Auto had 13 signed leases for new stores and seven signed agreements for additional space in existing stores for Super Trak stores and CMREC's Bull Run Plaza had completed renovation and expansion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Liquidity and Capital Resources, (Continued):

     The Company anticipates that funds necessary to fund these capital expenditures, as well as purchase inventory for new stores, meet the Company's long-term lease obligations, and pay current liabilities will come from operations, existing current assets and, if necessary, the aforementioned credit agreement.

     The Company believes that Shoppers Food's cash and short-term investments, plus cash generated from operations, will be adequate to fund Shoppers Food's capital expenditures, purchase inventory for new stores, and to meet its current liabilities and long-term lease obligations.

    The liquid assets maintained by the Company are intended to fund the expansion of the Company's retail business through the opening of stores in new markets, converting selected existing stores to superstores and opening additional stores in existing markets.

Results of Operations

Trak Auto

    Sales of $177,567,00 for the twenty-six weeks ended July 30, 1994 increased by $15,330,000 or 9.4% compared to the twenty-six weeks ended July 31, 1993 and sales of $89,180,00 for the thirteen weeks ended July 30, 1994 increased by $4,826,000 or 5.7% compared to the thirteen weeks ended July 31, 1993. The increases were primarily attributable to increased sales for Super Trak stores converted from classic Trak stores and to increases of 5.6% and 3.8% in sales for all stores open more than one year for the twenty-six and thirteen weeks ended July 30, 1994, respectively. Sales for comparable Super Trak stores open more than one year increased 4.2% and 2.5%, respectively, for the twenty -six and thirteen weeks ended July 30, 1994. Sales for comparable classic Trak stores open more than one year increased 6.0% and 4.2%, respectively, for the twenty-six and thirteen weeks ended July 30, 1994. Sales for Super Trak stores represented 38.4% and 40.6% of total sales during the twenty-six and thirteen weeks ended July 30, 1994 compared to 31.6% and 33.4% for the twenty-six and thirteen weeks ended July 31, 1993.

    During the twenty-six weeks ended July 30, 1994, Trak Auto opened 13 new Super Trak stores, and closed 32 classic Trak stores. At July 30, 1994, Trak Auto had 295 stores, including 92 Super Trak stores and one Super Trak Warehouse store.

    Interest and other income decreased by $104,000 for the twenty-six weeks ended July 30, 1994 and increased $28,000 for the thirteen weeks ended July 30, 1994 when compared to the same periods last year. The decrease for the twenty-six weeks ended July 30, 1994 was primarily due to a decrease in the average daily balance in funds available for short term investments during the thirteen weeks ended April 30, 1994. During the thirteen weeks ended July 30, 1994, such balances increased as a result of funds generated by current operating results.

    Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 72.4% and 71.6% for the twenty-six weeks and thirteen weeks ended July 30, 1994, respectively, compared to 75.4% and 76.6% for the twenty-six weeks and thirteen weeks ended July 31, 1993, respectively. The decreases were primarily due to increased store margins as a result of higher merchandise

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Results of Operations (Continued):

margins and a favorable change in sales mix (increased hard parts and decreased motor oils).

    Selling and administrative expenses as a percentage of sales were 19.7% and 19.6% for the twenty-six weeks and thirteen weeks ended July 30, 1994 compared to 21.4% and 20.0% for the twenty-six and thirteen weeks ended July 31, 1993. The decreases were primarily due to lower payroll costs as a result of Trak Auto's efforts to control store hours and administrative overhead and to Super Trak store maturity.


    Depreciation and amortization expenses increased $39,000 for the twenty-six weeks ended July 30, 1994 and decreased $41,000 for the thirteen weeks ended July 30, 1994 when compared to the same periods last year. The increase for the twenty-six weeks was due to the increase in fixed assets for new and converted Super Trak stores. The decrease for the thirteen weeks was due to a lower depreciation adjustment this year, for fixed assets acquired in the first half of the fiscal year, compared to last year.

     The effective income tax rate was 36.8% for the twenty-six weeks ended July 30, 1994 compared to 32.9% for the twenty-six weeks ended July 31, 1993. The increase is primarily due to anticipated income before income taxes for fiscal 1995 at a higher federal statutory rate and a lower portion of income before taxes that is exempt.

Crown Books

    Sales of $137,821,000 for the twenty-six weeks ended July 30, 1994 increased by $23,151,000 or 20.2% over the same period one year ago while sales of $72,179,000 for the thirteen weeks ended July 30, 1994 increased by $12,032,000 or 20.0% over the same period one year ago. Comparable sales (sales for stores open for fifteen months) increased 2.6% and 3.1% for the twenty-six and thirteen weeks ended July 30, 1994, respectively. Sales for Super Crown Book stores represented 52.8% and 54.0% of total sales for the twenty-six weeks and thirteen weeks ended July 30, 1994 compared to 32.2% and 34.2% of total sales for the twenty-six weeks and thirteen weeks ended July 31, 1993. Super Crown sales of $72,781,000 and $39,005,000 for the twenty-six weeks and thirteen weeks ended July 30, 1994 increased 97.1% and 89.7% respectively, over the prior year sales and sales for comparable Super Crown Books stores increased 7.3% and 7.4%, respectively. Sales for comparable classic Crown Books stores increased 0.6% and 1.2% during the twenty-six and thirteen weeks ended July 30, 1994.

    During the twenty-six weeks ended July 30, 1994, Crown Books opened eight Super Crown Books stores while closing 13 classic Crown Books stores and one Super Crown Books store. This Super Crown Books store was closed as a result of opening a larger superstore in the same area. At July 30, 1994, Crown Books had 234 stores including 66 Super Crown Books stores.

    Interest and other income decreased by $361,000 and $146,000 during the twenty-six weeks and thirteen weeks ended July 30, 1994, respectively, when compared to the same periods one year ago. The decreases were due to decreased funds available for short-term investments, resulting primarily from payments on January 29, 1994 accounts payable balances and current inventory increases.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Results of Operations, (Continued) :

     Cost of sales, store occupancy and warehousing as a percentage of sales were 82.6% and 82.9% for the twenty-six weeks and thirteen weeks ended July 30, 1994, respectively, compared to 79.7% and 79.9% for the same periods last year. The increases were primarily due to a decrease in store margins as a result of increased purchases from wholesalers and a less favorable sales mix, and to increased store occupancy costs for Super Crown Books stores. In addition, last year Crown Book's cost of sales, store occupancy and warehousing expenses were reduced by a $631,000 reduction in the closed store reserve as a result of the termination of three leases.

     Selling and administrative expenses as a percentage of sales were 15.1% and 14.7% for the twenty-six weeks and thirteen weeks ended July 30, 1994, respectively, compared to 17.4% and 17.5% for the same periods last year. The decreases were primarily due to reduced payroll costs at both the store and administrative levels as a result of Crown Books's efforts to control store hours and administrative overhead.

    Depreciation expense increased $604,000 for the twenty-six weeks ended July 30, 1994 compared to the same period one year ago. The increase was primarily due to the increase in fixed assets as a result of the expansion of Super Crown Books stores.

    Interest expense decreased by $15,000 due to the reduction of amounts owed under capital lease obligations.

    The effective income tax rate was 36.0% for the twenty-six weeks ended July 30, 1994, compared to 37.9% for the twenty six weeks ended July 31, 1993. The decrease is primarily due to increased tax exempt interest income from municipal securities as a percentage of total pre-tax income.

Shoppers Food

     See Note 1 and 7 to the Consolidated Financial Statements for a description of a change in accounting for the Corporation's ownership of Shoppers Food for periods subsequent to May 28, 1994. Shoppers Food sales for the four months and one month ended May 28, 1994, were $258,476,000 and $63,318,000, respectively. Cost of sales, store occupancy and warehousing, as a percentage of sales, were 84.3% and 84.5%, respectively, during those periods. Selling and administrative expenses, as a percentage of sales, were 13.7% and 14.3%, respectively, during those periods. Because Shoppers Food's accounts are not consolidated with the Company's after May 28, 1994, comparisons with the results included in the Company's consolidated financial statements for the periods ended July 31, 1993, would not be meaningful.

     Shoppers Food's reported net income for the two months ended July 31, 1994 was $4,344,000, 50 percent of which was included in the net income of the Company for the thirteen and twenty-six week periods ended July 31, 1994, pursuant to the equity method of accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Total Beverage

     Total Beverage purchased the assets of a discount beverage superstore in February 1993 and opened two additional stores in October 1993. During the six months and three months ended July 31, 1994 sales were $11,010,000 and $5,980,000, respectively and Total Beverage recorded a net operating loss of $1,547,000 and $868,000, respectively.

Cabot-Morgan Real Estate

     Revenues from real estate properties increased by $591,000 to $9,486,000 and $401,000 to $4,813,000 during the six months and three months ended July 31, 1994, respectively when compared to the same periods one year ago. The increases were primarily the result of a higher occupancy rate at Bull Run Plaza.

     Administrative expenses for CMREC partnerships increased $233,000 and $213,000 during the six months and three months ended July 31, 1994 compared to the same periods one year ago primarily due to increased maintenance charges and management fees.

     Depreciation expense increased $235,000 and $97,000 during the six months and three months ended July 31, 1994 when compared to the same periods one year ago. The increases were due to the increased basis of the building and improvements at Bull Run Plaza as result of the recently completed renovation.

    Interest expense increased $455,000 and $376,000 during the six months and three months ended July 31, 1994 primarily due to the mortgage at Bull Run Plaza and was partially offset by the refinancing of mortgages at Briggs Chaney.

Dart Financial and Other Corporate

    Income from bankers' acceptances decreased $895,000 during the six months ended July 31, 1994 when compared to the same period in the prior year. The decrease is the result of the Corporations' decision to no longer invest in bankers' acceptances. As the bankers' acceptances matured during the six months ended July 31, 1994 they were reinvested in United States Treasury Bills. Dart Financial currently has no assets.

    Interest and other income increased $447,000 during the quarter ended July 31, 1994 when compared to the same period in the prior year. The increase was primarily due to the Corporation investing in United States Treasury Bills instead of bankers' acceptances.

    Administrative expenses decreased $632,000 and $136,000 during the six months and three months ended July 31, 1994, due primarily to decreased payroll costs which were partially offset by increased legal expenses during the three months ended July 31, 1994.

    Depreciation expense decreased by $68,000 during the six months ended July 31, 1994 when compared to the same period in the prior year. The decrease was the result of a capital lease obligation that expired in January 1994.

    Trak Auto and Crown Books file separate income tax returns. CMREC, Total Beverage and Dart Financial are included in the Corporation's income tax returns. The Corporation's current net operating loss was not tax benefitted as a result of the complete utilization of all available carrybacks.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)


     As a result of the Corporation's operating loss for the six months ended July 31, 1994, a net tax operating loss carryforward of $5,225,000 was created. The Corporation's cumulative total net tax operating loss carryforward is $13,868,000. All net operating loss carryforwards will expire by fiscal 2010. In addition, the Corporation has an Alternative Minimum Tax credit carryforward of approximately $1,010,000.

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

                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     See the Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 1994, at pages 50-51, and the Corporation's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994, at page 16 for a description of certain litigation.

     On August 17, 1994, the District Court in Robert M. Haft v. Dart Group Corporation, et al. denied plaintiff's and defendants' motions for summary judgment. Trial in this case commenced on September 6, 1994.

     See Item 5 for a description of other litigation.

Item 5.  Other Information

    Stock Options:

    On September 6, 1994, Ronald S. Haft tendered to the Corporation a letter purporting:

    (1) to exercise, effective immediately, options (the "Options") to purchase, at an exercise price of $89.65 per share, 197,048 shares (the "Option Shares") of the Corporation's Class B Common Stock pursuant to Article 4(a) of the Employment Agreement (the "Employment Agreement") dated August 1, 1993 between Ronald S. Haft and the Corporation; and

    (2) to exercise his right under the Employment Agreement, effective immediately, to obtain a loan from the Corporation in the amount of $17,665,353.20, for part of the exercise price of the Options.

     Together with that letter, Ronald S. Haft tendered to the Corporation: a check payable to the Corporation in the amount of $197,048 as payment of the par value of the Option Shares; and an executed unsecured promissory note of Ronald S. Haft payable to the order of the Corporation in the amount of $17,665,353.20, the balance of the exercise price for the Option Shares under the Options.

     The Corporation has neither accepted nor rejected the validity of Ronald
S. Haft's purported exercise of the Options or the adequacy of the promissory note tendered in connection therewith. Issuance of the Option Shares has not been recorded in the stock records of the Corporation, and the Corporation has not issued any stock certificate to Ronald S. Haft for the Option Shares.

     A pending shareholders' derivative lawsuit (Alan R. Kahn, et al. v. Herbert H. Haft, et al.), Del. Ch. No. 13154 (filed September 29, 1993), seeks a judgment that would, inter alia, declare the Options to be null and void and rescind their issuance. A special litigation committee of the Board of Directors of the Corporation is currently reviewing the allegations in the complaint filed in the lawsuit.

    The Corporation's proper course with respect to the Options is being evaluated in light of facts and circumstances that include the pending shareholders' derivative lawsuit and the anticipated report of the special litigation committee of the Board.

     Ronald S. Haft has filed a lawsuit against the Corporation (Ronald S. Haft v. Dart Group Corporation, Del. Ch. 13736 (filed September 12, 1994)) seeking a court order that the Corporation issue the Option Shares to him and grant him a loan of $17,665,353.30 to be used as part of the payment for the Option Shares.

     Shoppers Food Warehouse Corp.:

     See Notes 1 and 7 to the Consolidated Financial Statements for a description of events resulting in the Corporation's ownership of Shoppers Food being reduced to 50% and the resulting change in the method of accounting for the Corporation's ownership of Shoppers Food.


Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27     Financial Data Schedule

               99(a)  Letter dated September 6, 1994 from
                      Ronald S. Haft to Herbert H. Haft
                      relating to the exercise of options for
                      Class B stock of Dart Group Corporation.

          (b)  Reports on Form 8-K

               During the second quarter ended July 31, 1994, the Corporation filed one Current Report on Form 8-K on May 25, 1994 reporting certain litigation developments. The report did not contain financial statements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             DART GROUP CORPORATION




 Date      September 14, 1994       By      /s/Herbert H. Haft
        ------------------------        ----------------------------------
                                               HERBERT H. HAFT
                                            Chief Executive Officer



 Date      September 14,1994                /s/Ron Marshall
        ------------------------        ---------------------------------
                                               RON MARSHALL
                                            Senior Vice President and
                                            Chief Financial Officer