Form 10-Q
period 1994-10-31
DART GROUP CORP
filed 1994-12-15
CIK 26938

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 1994

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from____________ to
         _____________

 Commission file number 0-1946
                        ------


                            DART GROUP CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                    53-0242973
    ---------------------------------------------            ---------------
    (State or other jurisdiction of incorporation           (I.R.S.Employer
     or organization)                                        Identification No.)

              3300 75th Avenue, Landover, Maryland,      20785
              ---------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

                                 (301) 731-1200
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

              ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   x     NO
    ------     -------

At December 14, 1994, the registrant had 1,458,338 shares of Class A Common Stock outstanding and 302,952 shares of Class B Common Stock outstanding. The Class B Stock is the only voting stock and is not publicly traded.


This Quarterly Report on Form 10-Q contains one Exhibit. The exhibit index begins on page 28.

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

                    DART GROUP CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)


                                   Three Months Ended                       Nine Months Ended
                           -----------------------------------         -------------------------------
                            October 31,            October 31,         October 31,        October 31,
                              1994                    1993                 1994              1993
                           ------------         --------------         -----------       ------------
Sales                      $162,841,000          $323,355,000         $747,715,000       $962,080,000
Income from bankers'
  acceptances                     -                   710,000              429,000          2,034,000
Real estate revenue           5,050,000             4,628,000           14,536,000         13,523,000
Other interest and
  other income                1,759,000             2,819,000            7,067,000          8,624,000
                           ------------          ------------         ------------       ------------
                            169,650,000           331,512,000          769,747,000        986,261,000
                           ------------          ------------         ------------       ------------

Expenses:
  Cost of sales,
    store occupancy
    and warehousing         150,409,000           261,250,000          620,256,000        770,870,000
  Selling and
    administrative          106,792,000            57,040,000          207,294,000        169,455,000
  Depreciation and
    amortization              4,108,000             6,625,000           16,505,000         21,089,000
  Interest                    2,807,000             3,493,000            9,235,000         10,190,000
                           ------------          ------------         ------------       ------------
                            264,116,000           328,408,000          853,290,000        971,604,000
                           ------------          ------------         ------------       ------------

Income (loss) before
  income taxes, equity
  in affiliate and
  minority interests        (94,466,000)            3,104,000          (83,543,000)        14,657,000
Income taxes (benefit)      (12,173,000)            2,096,000           (6,745,000)         7,812,000
                           ------------          ------------         ------------       ------------
Income (loss) before
  equity in affiliate
  an minority
  interests                 (82,293,000)            1,008,000          (76,798,000)         6,845,000
Equity in affiliate           2,327,000                 -                4,499,000              -
Minority interests
  in income of
  consolidated
  subsidiaries and
  partnerships               11,369,000            (1,695,000)           7,662,000         (6,300,000)
                           ------------          ------------         ------------       ------------
Net income (loss)          $(68,597,000)         $   (687,000)        $(64,637,000)      $    545,000
                           ============          ============         ============       ============


                         (continued on following page)

                    DART GROUP CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


                             Three Months Ended         Nine Months Ended
                        --------------------------  --------------------------
                        October 31,    October 31,  October 31,    October 31,
                           1994            1993         1994          1993
                        -----------    -----------  -----------    -----------
Earnings per common
  share and common
  share equivalents:
    Net income (loss)   $  (36.91)     $    (.44)   $  (34.98)     $     .06
                        ===========    ===========  ===========    ===========

Weighted average
  common share and
  common share
  equivalents
  outstanding             1,867,000      1,871,000    1,867,000      1,867,000
                        ===========    ===========  ===========    ===========

Dividends per share
  of Class A Common
  Stock                 $     .033     $     .033   $     .099     $     .099
                        ===========    ===========  ===========    ===========

        The accompanying notes are an integral part of these statements.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                  (Unaudited)

                                               October 31,     January 31,
                                               ------------    ------------
                                                   1994            1994
                                               ------------    ------------
Current Assets:
  Cash                                         $ 15,707,000    $ 17,955,000
  Short-term instruments, including
    $49,406,000 and $133,315,000 held
    by majority-owned subsidiaries at
    October 31, 1994 and January 31,
    1994                                         53,049,000     138,278,000
  Marketable debt securities                    145,459,000      68,837,000
  Bankers' acceptances                                -          62,307,000
  Accounts receivable, trade                      7,133,000      15,351,000
  Accounts receivable, other                        546,000       1,044,000
  Merchandise inventories                       228,437,000     203,036,000
  Deferred income tax benefit                    12,770,000       6,522,000
  Other current assets                            2,642,000       4,048,000
                                               ------------    ------------
    Total Current Assets                        465,743,000     517,378,000
                                               ------------    ------------

Property and Equipment, at cost:
  Furniture, fixtures and equipment              74,102,000     128,982,000
  Building and leasehold improvements           165,137,000     166,250,000
  Land                                           33,252,000      33,396,000
  Property under capital leases                  27,129,000      35,792,000
                                               ------------    ------------
                                                299,620,000     364,420,000
Accumulated Depreciation and
  Amortization                                   74,292,000     104,137,000
                                               ------------    ------------
                                                225,328,000     260,283,000
Share of Equity in Shoppers Food
  Warehouse Corporation                          44,643,000           -
                                               ------------    ------------

Other Assets                                      8,511,000       9,369,000
                                               ------------    ------------

Excess of Purchase Price Over Net
  Assets Acquired net of accumulated
  amortization of $6,074,000                          -           3,659,000
                                               ------------    ------------

Deferred Income Tax Benefit                      15,992,000      12,209,000
                                               ------------    ------------

Total Assets                                   $760,217,000    $802,898,000
                                               ============    ============



      The accompanying notes are an integral part of these balance sheets.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                  (Unaudited)

                                               October 31,     January 31,
                                               ------------    ------------
                                                   1994            1994
                                               ------------    ------------
Current Liabilities:
  Current portion of mortgage payable          $    988,000    $    988,000
  Accounts payable, trade                       147,436,000     154,926,000
  Income taxes payable                            2,518,000       4,968,000
  Accrued salaries and employee benefits         48,871,000      22,791,000
  Accrued taxes other than income taxes           8,688,000      11,831,000
  Other accrued liabilities                      65,252,000      40,287,000
  Current portion of obligations under
    capital leases                                  345,000         345,000
                                               ------------    ------------
    Total Current Liabilities                   274,098,000     236,136,000
                                               ------------    ------------

Mortgage Payable                                 80,881,000      80,709,000
                                               ------------    ------------
Obligations Under Capital Leases                 29,751,000      39,295,000
                                               ------------    ------------
Reserve for Closed Facilities and
  Restructuring                                  70,252,000      28,595,000
                                               ------------    ------------
Other Long-term Liabilities                           -           3,219,000
                                               ------------    ------------

Commitments and Contingencies

Minority Interests                               96,463,000     140,637,000
                                               ------------    ------------

Stockholders' Equity:
  Class A common stock, non-voting,
    par value $1.00 per share; 3,000,000
    shares authorized; 1,660,678 and
    1,655,763 shares issued                       1,661,000       1,656,000
  Class B common stock, voting, par
    value $1.00 per share; 500,000
    shares authorized; 302,952 shares
    issued and outstanding                          303,000         303,000
  Paid-in capital                                65,295,000      65,323,000
  Unrealized losses on short-term
    instruments                                    (730,000)          -
  Retained earnings                             143,992,000     208,774,000
  Treasury stock, 202,340 shares of
    Class A common stock, at cost                (1,749,000)     (1,749,000)
                                               ------------    ------------

Total Stockholders' Equity                      208,772,000     274,307,000
                                               ------------    ------------


Total Liabilities
  and Stockholders' Equity                     $760,217,000    $802,898,000
                                               ============    ============


      The accompanying notes are an integral part of these balance sheets.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                               Nine Months Ended October 31,
                                               -----------------------------
                                                   1994              1993
                                               -------------   -------------
Cash Flows from Operating Activities:
  Net income (loss)                            $ (64,637,000)  $     545,000
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization                 13,201,000      21,089,000
    Write-off deferred compensation                1,424,000           -
    Equity in affiliate                           (5,549,000)          -
    Provision for closed facilities               46,413,000      (1,574,000)
    Change in assets and liabilities:
      Accounts receivable, trade                   4,019,000      (1,950,000)
      Accounts receivable, other                     498,000       3,270,000
      Merchandise inventories                    (52,361,000)    (95,306,000)
      Other current assets                           (18,000)       (944,000)
      Deferred tax benefits                      (13,350,000)     (1,704,000)
      Other assets                                   264,000      (1,157,000)
      Accounts payable, trade                     25,681,000      74,474,000
      Income taxes payable                        (2,194,000)        364,000
      Accrued salaries and employee benefits      29,751,000       4,999,000
      Accrued taxes other than income taxes       (1,188,000)        100,000
      Other accrued liabilities                   13,059,000      (2,410,000)
      Deferred income                                  -              50,000
      Reserve for closed facilities               (2,207,000)     (1,519,000)
      Minority interests                          (8,264,000)      9,222,000
                                               -------------   -------------
        Net cash provided by (used in)
          operating activities                 $ (15,458,000)  $   7,549,000
                                               -------------   -------------

Cash Flows from Securities and Capital
  Investment Activities:
  Capital expenditures                          $(10,247,000)  $ (34,172,000)
  Decrease in cash and cash equivalents
    as a result of deconsolidation of
    Shoppers Food Warehouse Corp.                (61,014,000)          -
  Purchases of bankers' acceptances              (28,198,000)   (325,400,000)
  Maturities of bankers' acceptances              90,505,000     346,038,000
  Sales of United States Treasury Bills           34,823,000     230,888,000
  Purchases of United States Treasury Bills     (169,668,000)   (270,213,000)
  Maturities of United States Treasury Bills      87,866,000      30,917,000
  Sales of marketable debt securities            176,765,000      66,714,000
  Purchases of marketable debt securities       (213,909,000)   (120,049,000)
  Maturities of marketable debt securities         6,771,000       6,250,000
  Proceeds from reverse repurchase
    agreements                                    18,019,000           -
                                               -------------   -------------
        Net cash provided by (used in)
          securities and capital
          investment activities                $ (68,287,000)  $ (69,027,000)
                                               -------------   -------------





                         (continued on following page)

                    DART GROUP CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

                                               Nine Months Ended October 31,
                                               -----------------------------
                                                   1994             1993
                                               -------------    ------------
Cash Flows from Financing Activities:
  Borrowings from real estate mortgages         $      -        $  9,750,000
  Cash dividends                                    (145,000)       (144,000)
  Stock options exercised                            368,000         624,000
  Proceeds from (repayment of) the option
    to acquire common stock                         (985,000)        985,000
  Distribution paid to minority partners          (1,776,000)          -
  Proceeds from redemption of note
    receivable                                         -             833,000
  Principal payments under mortgage
    obligations                                     (934,000)       (307,000)
  Principal payments under capital
    lease obligations                               (260,000)       (316,000)
                                                ------------    ------------
      Net cash provided by (used in)
        financing activities                    $ (3,732,000)   $ 11,425,000
                                                ------------    ------------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                   $(87,477,000)   $(50,053,000)
Cash and Cash Equivalents at Beginning
  of Year                                        156,233,000     170,361,000
                                                ------------    ------------

Cash and Cash Equivalents at End of Period      $ 68,756,000    $120,308,000
                                                ============    ============

Supplemental Disclosures of Cash Flow
  Information:
Cash paid during the period for:
  Interest                                      $  9,235,000    $ 10,327,000
  Income taxes                                     9,216,000      10,860,000

Reconciliation of Cash and Cash Equivalents
  to Balance Sheet Captions:
  Cash                                          $ 15,707,000    $ 13,794,000
  Overnight repurchase agreements                      -           1,600,000
  Short-term investment of majority-owned
    subsidiaries utilized in their
    operating cash management                     53,049,000     104,914,000
                                                ------------    ------------

                                                $ 68,756,000    $120,308,000
                                                ============    ============

        The accompanying notes are an integral part of these statements.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           October 31, 1994 and 1993
                                  (Unaudited)

(1)  General:

    The accompanying consolidated financial statements reflect the accounts of Dart Group Corporation (the "Corporation") and its direct and indirect wholly-owned and majority-owned subsidiaries and majority-owned partnerships, including Trak Auto Corporation ("Trak Auto"), Crown Books Corporation ("Crown Books"), Shoppers Food Warehouse Corp. ("Shoppers Food"), Total Beverage Corporation ("Total Beverage"), Cabot-Morgan Real Estate Company ("CMREC"), and Dart Group Financial Corporation ("Dart Financial"). The accounts of Shoppers Food are consolidated with the Corporation's through May 28, 1994, but not thereafter, as a result of a reduction of the Corporations' ownership to 50%. The Corporation's investment in Shoppers Food is reflected in the financial statements using the equity method of accounting for periods subsequent to May 28, 1994 (see Note 7). The accounts of Total Beverage are included from the date of its purchase on February 28, 1993. The Corporation, Trak Auto, Crown Books, Shoppers Food (for periods through May 28, 1994), Total Beverage, CMREC and Dart Financial and the Corporation's other direct and indirect wholly-owned and majority-owned subsidiaries and majority-owned partnerships are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The unaudited statements as of October 31, 1994 and 1993 reflect, in the opinion of management, all adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position as of October 31, 1994 and 1993 and the results of operations and cash flows for the periods indicated.

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

(3)  Short-term Instruments and Marketable Debt Securities:

    At October 31, 1994, the Company's short-term instruments included United States Treasury Bills (held by subsidiaries) and marketable debt securities included United States Treasury Bills (held by the Corporation), United States Treasury Notes, corporate notes, municipal securities and United States agency securities. Additionally, approximately $18,019,000 of United States treasury obligations serve as security for reverse repurchase agreements, the liability for which has been included in other accrued liabilities in the accompanying balance sheets. The Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, effective February 1, 1994. In accordance with the standard, these short-term instruments and marketable debt securities are considered available for sale securities. Accordingly, they are recorded at fair market value and unrealized losses are classified as a component of stockholders' equity. At October 31, 1994, market value was $730,000 less than cost, net of minority interest and income taxes.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                           October 31, 1994 and 1993
                                  (Unaudited)

(4)  Inventory:

    Trak Auto and Shoppers Food inventories are priced at the lower of last-in, first-out (LIFO) cost or market. Effective January 30, 1994, Trak Auto changed its method for determining the index used to calculate the cost basis of the LIFO inventory for financial and income tax reporting purposes. Under the new method, Trak Auto uses an index published by United States Bureau of Labor Statistics. Previously an index determined by Trak Auto, based upon inventory cost changes between financial reporting periods, was utilized. This change has been accounted for as a change in accounting method in the accompanying financial statements. Due to limitations in the availability of historical information, it is not possible to determine the effect, if any, of the corresponding cumulative catch-up adjustment required under Accounting Principle Bulletin 20. Accordingly, the change in principle is being accounting for on a prospective basis from January 31, 1994. The change in LIFO inventory as of October 31, 1994 under the new method was not material to the financial statements when compared to the LIFO inventory under the old method. Crown Books' and Total Beverage's inventories are priced at the lower of FIFO cost or market.

    Trak Auto, Crown Books and Total Beverage take a physical count of their store and warehouse inventories semi-annually, except for one Trak Auto warehouse for which the count is taken annually. Shoppers Food takes an annual physical count of its store and warehouse inventories. Physical inventories were not taken for the quarter ended October 31, 1994. The Company uses a gross profit method combined with available perpetual inventory information to determine Trak Auto's, Crown Books', Shoppers Food's and Total Beverage's inventories for quarters when complete physical counts are not taken.

(5)  Minority Interests:

    The $96,463,000 of minority interests reflected in the Consolidated Balance Sheet as of October 31, 1994 represents the minority portion of real estate partnership equity owned by Haft family partnerships (CMREC owns the majority interest in these real estate partnerships) and the portion of Trak Auto and Crown Books equity owned by the public shareholders of Trak Auto and Crown Books. The minority interests reflected in the Consolidated Balance Sheets as of January 31, 1994, also included the portion of Shoppers Food equity owned by the shareholders of Shoppers Food (other than the Corporation). No such minority interests for Shoppers Food are included as of October 31, 1994. Income attributed to the minority shareholders of Trak Auto was $2,849,000 and $239,000 for the nine months ended October 31, 1994 and 1993, respectively and $768,000 and $92,000 for the three months ended October 31, 1994 and 1993, respectively. Income (loss) attributed to the minority shareholders of Crown Books was $(11,668,000) and $846,000 for the nine months ended October 31, 1994 and 1993, respectively and $(12,166,000) and $59,000 for the three months ended October 31, 1994 and 1993, respectively. Income attributed to the minority ownership of Shoppers Food was $1,050,000 and $4,946,000 for the nine months ended October 31, 1994 and 1993, respectively; no income for Shoppers Food was attributed to minority interest for periods after May 28, 1994. Income attributed to the minority ownership of the real estate partnerships was $107,000 and $227,000 for the nine months ended October 31, 1994 and 1993, respectively and $29,000 and $61,000 for the three months ended October 31, 1994 and 1993, respectively.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                           October 31, 1994 and 1993
                                  (Unaudited)

(6)  Shoppers Food Warehouse:

    In June 1994, one of the other shareholders of Shoppers Food exercised his right to reacquire one share of Shoppers Food Class B common stock, thereby reducing the Corporation's ownership to exactly 50%. As a result, the accounts of Shoppers Food are consolidated with the Corporation's through May 28, 1994, but not thereafter. The Corporation's investment in Shoppers Food is reflected in the financial statements using the equity method of accounting for periods subsequent to May 28, 1994. Under the equity method, the Company's investment is shown in the balance sheet as a single line under Share of Equity in Shoppers Food Warehouse. Accordingly, assets and liabilities of Shoppers Food previously shown in the accounts of the Company have been aggregated and are included in this item. The unamortized difference between the original purchase price of Shoppers Food and the net assets acquired of $11,260,000 is also included in this item and continues to be amortized over ten years from the acquisition date. Similarly, the sales and expenses of Shoppers Food which were previously included in the accounts of the Company have been aggregated, subsequent to May 28, 1994 and reflected in the caption Equity in Affiliate on the Consolidated Statements of Income.

     For purposes of the statements of cash flows only, the accounts of Shoppers Food have been deconsolidated at January 31, 1994. Accordingly, the Company's consolidated cash position was decreased by $61,014,000 (representing cash and cash equivalents held by Shoppers Food at January 31, 1994) and net income excluded the Corporation's share of Shoppers Food net income for the nine months ended October 31, 1994.

Summary Income Data for Deconsolidated Subsidiary:

     The following information reflects the results of Shoppers Food from May 29, 1994 to October 31, 1994:

                    Revenue           $335,779,000
                    Gross Profit        63,470,000
                    Net Income           8,999,000

     The Corporation's interest in Shoppers Food is held through a wholly-owned subsidiary Dart/SFW Corp. ("Dart/SFW"). The Corporation had previously executed agreements which by their express terms provide for options to Herbert
H. Haft and Robert M. Haft to each acquire up to 10% of the stock of Dart/SFW on a fully diluted basis. These agreements state that the options became exercisable in August 1994 and expire in August 2004 and that the optionees have the right to require the Corporation to repurchase the shares at their then fair market value at any time within three years after receipt of the shares. The Corporation accrues the estimated fair value of the stock over the exercise price of the options provided for in these agreements ($7.0 million at October 31, 1994).

                    DART GROUP CORPORATION AND SUBSIDIARIES

                           October 31, 1994 and 1993
                                  (Unaudited)


(7)  Board of Directors:

     The Board of Directors of the Corporation established an Executive Committee of the Board of Directors (the "Executive Committee") on September 7, 1994. The Executive Committee has the authority to conduct the affairs of the Corporation with respect to matters that are the subject of dispute between the present Chairman of the Board, Mr. Herbert H. Haft, and the present President of the Corporation, Mr. Ronald S. Haft. The Directors appointed to the Executive Committee are Douglas M. Bregman, H. Ridgely Bullock, Larry G. Schafran and Bonita Wilson, with Mr. Bullock serving as the Chairman of the Executive Committee. Any and all actions of the Executive Committee are required to be without a dissenting vote. On October 11, 1994, the Boards of Directors of Trak Auto, Crown Books and Total Beverage each established an Executive Committee of their respective Board of Directors with authority parallel to that of the Corporation's Executive Committee.

     Members of the Executive Committee are compensated at a salary rate of $275 per hour plus reimbursement of expenses. Members of the Special Litigation Committee of the Board of Directors, which was established in January 1994, have been compensated at a salary rate of $250 per hour plus reimbursement of expenses. Through October 31, 1994, the compensation paid by the Corporation and its subsidiaries to members of the respective Executive Committees for their services on those committees totalled $263,000, and the compensation paid by the Corporation and its subsidiaries to members of the Special Litigation Committee for their service on that committee totalled $300,000, in each case exclusive of expense reimbursement.

(8) Control Procedure:

    On August 4, 1994, the Corporation, on the instruction of Herbert H. Haft, caused to be issued to Herbert H. Haft two bank cashiers checks totalling $18,000,000 in exchange for a promissory note from Mr. Haft. On August 8, 1994 Mr. Haft returned to the Corporation the two checks, unnegotiated. Mr. Haft subsequently paid the Corporation interest on the amount for the period it was outstanding. The Executive Committee of the Corporation has conducted a review of this transaction and as a result the Board of Directors has adopted a policy that no funds of the Corporation will be advanced to any person who owns of record or has power to vote 10% or more of the Corporation's Class B common stock (except pursuant to contracts previously approved by the Board of Directors) without prior approval of a majority of the disinterested Directors. The Executive Committee, with the assistance of counsel, is continuing to review the circumstances related to the loan as well as certain charges of misconduct made by the Corporation's Chairman and Chief Executive Officer and the Corporation's President and Chief Operating Officer against each other.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                           October 31, 1994 and 1993
                                  (Unaudited)

(9)  Pennsy Warehouse Leases:

     The Pennsy Warehouse leases cover a 533,800 square foot facility consisting of office space and three warehouses once occupied and used by the Dart Drugstore chain, a predecessor of the Corporation. The warehouses and office space are not required by the Corporation for its operations. These warehouses are owned by partnerships in which members of the Haft family own all of the general and limited partnership interests. The office space and warehouses were built by Haft partnerships between 1965 and 1974: warehouse I and the offices in 1965, warehouse II in 1971 and warehouse III in 1974. The facility is located at 3301 Pennsy Drive, Landover, Maryland.

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

     In 1984, the Corporation sold the Dart Drugstore chain to a new company owned by its management, Dart Drug Stores, Inc. ("DDSI"). At that time, the subject leases were assigned to a subsidiary (Dart Drug Corporation, Maryland) whose stock was transferred to DDSI, and the leases were extended to 2016 and modified. The leases were then assigned again to DDSI itself. Ownership of DDSI was subsequently transferred and it commenced operation under the name of Fantles in 1988. DDSI, dba Fantles, occupied the properties up to and through DDSI's bankruptcy in December of 1990.

     DDSI (Fantles) having rejected the leases in its bankruptcy, the Corporation in February 1991 resumed paying rent to the landlords, Haft family interest, on the theory that the Corporation's obligations to the landlords survived the 1984 transactions.

     The leases expire September 30, 2016 and provide for increasing rental payments based on the Consumer Price Index. The leases are "triple net" leases, in that in addition to rental payments the Corporation is responsible for all expenses, including but not limited to real estate taxes, all utilities, insurance and maintenance. The following table shows projected future expenditures (assuming a 4% inflation rate) for the remaining term of the leases.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                           October 31, 1994 and 1993
                                  (Unaudited)

(9)  Pennsy Warehouse Leases (continued):

Lease Table

                      Rental Payments
Fiscal    ---------------------------------------
 Year        Whse I       Whse II      Whse III     Maintenance     Total
- ------    -----------   -----------   -----------   -----------  -----------
1996      $   325,000   $   305,000   $   226,000   $   500,000  $ 1,356,000
1997          325,000       597,000       398,000       510,000    1,830,000
1998          325,000     1,181,000       729,000       521,000    2,756,000
1999          325,000     1,198,000       729,000       532,000    2,784,000
2000          325,000     1,287,000       729,000       544,000    2,885,000
2001-2016  17,235,000    26,286,000    15,659,000    11,299,000   70,479,000
           ----------   -----------   -----------   -----------  -----------
          $18,860,000   $30,854,000   $18,470,000   $13,906,000  $82,090,000
          ===========   ===========   ===========   ===========  ===========

     Since DDSI assumed control of the warehouses in 1984, the buildings have fallen into disrepair. Deferred maintenance is estimated at between $2 million and $3 million dollars (not included in the table above). On November 21, 1994, the Corporation's Executive Committee, which is comprised of the Corporation's four outside directors, received a report indicating the presence of friable asbestos in warehouses I and II as well as the existence of asbestos located in certain intact floor tiles in warehouse III. Some asbestos-containing material has fallen on particular store fixtures and material stored in warehouse number I. However, tests demonstrated that the level of airborne asbestos did not exceed the legal limits.

     To remove certain fixtures and material unaffected by the asbestos, the Corporation is allowing limited access to warehouse number I on a temporary basis, by specially instructed employees with safety garb. The Corporation will not permit the use of warehouses number I or II, nor will it place personnel in those warehouses in their present condition except as described above. The Corporation has taken steps to secure warehouses number I and II to prevent unauthorized entry. With respect to warehouse number III, the Corporation is in the process of ascertaining whether the presence of asbestos-containing materials in the floor tiles renders warehouse number III unsafe. Preliminary reports indicate that the materials are intact and the asbestos is non-friable. The report noted no friable asbestos in the portion of warehouse III sublet to Trak Auto and Shoppers Food.

     It is estimated that, notwithstanding the asbestos problem and the special handling it might require, the buildings could be demolished and rebuilt as modern, efficient warehouses for approximately $13.0 million. Nevertheless, as the table above shows, if these leases remain enforceable, the Corporation will pay in excess of $68.2 million in rent to the Haft interests, plus an additional $13.9 million in "triple net" expenses. The net present value of future payments discounted at a risk free rate of 6%, and eliminating the effect of estimated future inflation included in the table above is approximately $32,300,000 and at the end of the lease term the Corporation retains no residual value in either the land or buildings.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                           October 31, 1994 and 1993
                                  (Unaudited)

(9)  Pennsy Warehouse Leases (continued):

     These estimated outflows will substantially impair the future cash flows of the Corporation for the foreseeable future. The Corporation's Executive Committee has undertaken a comprehensive legal review of the subject leases from their inception.

     Since 1991, the Corporation has received inquiries from unrelated third parties interested in subletting various portions of the warehouse properties. The Corporation is reviewing two proposals at this time. Such subleases would serve to mitigate the net effect of these leases on the Corporation. However, given the poor state of repair and the recently uncovered asbestos problem in warehouses number I and number II, there can be no assurance that such subleases can be satisfactorily and timely negotiated and consummated. Accordingly, the Corporation revised its expectations of future sublease income and increased the reserve for the obligations represented by these leases to $32.3 million from $9.6 million, an increase of $22.7 million during the quarter ended October 31, 1994.

(10) Stock Options:

    On September 6, 1994, Ronald S. Haft tendered the Corporation a letter requesting:

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

    Together with that letter, Ronald S. Haft tendered to the Corporation a check payable to the Corporation in the amount of $197,048 as payment of the par value of the Option Shares; and an executed unsecured promissory note of Ronald S. Haft payable to the order of the Corporation in the amount of $17,665,353.20, the balance of the exercise price for the Option Shares under the Options.

    The Corporation has rejected the validity of Ronald S. Haft's purported exercise of the Options and the promissory note tendered in connection therewith. Issuance of the Option Shares has not been recorded in the stock records of the Corporation, the Corporation has returned his $197,048 check, and the Corporation has not issued any stock certificate to Ronald S. Haft for the Option Shares. The Corporation delivered to Ronald S. Haft a check in the amount of the $985,000 price (plus interest) previously paid by him for the Options, but he returned the check to the Corporation. These funds are now in an interest bearing escrow account.

    Ronald S. Haft has filed an action to compel the Corporation to issue the Option Shares and grant him the related loan. See Note 12 to the Consolidated Financial Statements.

                   DART GROUP CORPORATION AND SUBSIDIARIES

                          October 31, 1994 and 1993
                                 (Unaudited)

(11)  Store Closing Reserves:

Trak Auto

     Restructuring Charges

     During the year ended January 30, 1993, Trak Auto recorded a restructuring charge of $7,400,000, before income taxes. The restructuring charge was divided into two categories consisting of the estimated cost of relocating or expanding and remodeling an estimated 126 existing Classic Trak stores and discontinuing the operations of an estimated 38 stores. The restructuring charge for the two components consisted of unrecoverable lease obligations (rent, real estate taxes, and common area charges) after the projected closing date of the store or upon remodel or expansion, the write-off of leasehold improvements and net book values of fixed assets, and costs associated with inventory conversion. During the year ended January 29, 1994, Trak Auto charged approximately $600,000 against the restructure reserve.

     Store Closing Costs

     Trak Auto has historically recorded charges when the decision is made to close a store due to poor operating performance. Such costs consist primarily of future lease obligations after the closing date, net of estimated sublease income. Trak Auto's closed store reserve was approximately $997,000 as of January 29, 1994.

     Restructuring and Store Closing Costs - Current Period Activity

     During the nine months ended October 29, 1994, Trak Auto charged approximately $2,225,000 against the restructuring and closed store reserves, primarily for the charge-off of unrecoverable lease obligations and the net book value of fixed asset and leasehold improvements in stores that were converted to Super Trak stores.

     As of the end of the nine months ended October 29, 1994, Trak Auto re-evaluated its needs for reserves for restructuring and closing stores. The essence of the restructuring of Trak Auto has been accomplished, with a reduced need for the reserve in the future. Trak Auto continues to review store operations and reserve for projected costs to be incurred beyond the estimated closing dates. It is Trak Auto's current estimate that approximately sixteen additional stores will be closed in conjunction with Trak Auto's restructuring efforts with an estimated future lease obligation beyond the closing dates of approximately $1,360,000. Additionally, Trak Auto continues to make payments on stores already closed, and has future lease obligations on those stores of approximately $1,190,000. Finally, Trak Auto estimates that it will close 38 stores that are not currently providing satisfactory performance. The future lease obligations beyond the estimated closing dates for these stores are approximately $5,100,000.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                           October 31, 1994 and 1993
                                  (Unaudited)


(11)  Store Closing Reserves (continued):

     A charge of $2,080,000 for additional store closings net of the reduction in the restructuring reserve is included in cost of sales, store occupancy and warehousing expenses in the accompanying financial statements for the period ending October 29, 1994. Trak Auto continues to review store operations and may close additional stores in the future.

Crown Books

     During the three months ended October 29, 1994, the new operating management of Crown Books concluded that due to lower than anticipated operating performance as many as 100 of its stores would not generate sufficient return on investment to justify their continued operation and therefore should be closed.

     These stores are in addition to the stores previously scheduled for closing under Crown Books' restructuring and closed store reserves and accordingly, Crown Books has recorded charges of approximately $18,963,000 during the three months ended October 29, 1994. The charge is comprised of the following components:

           Future lease obligations                  $16,555,000
           Leasehold improvements and fixtures         2,408,000
                                                     -----------
                                                     $18,963,000
                                                     ===========

To estimate the future lease obligations, the Crown Books' charge considers lease costs after the planned closing date. The charge is included in cost of goods sold, store occupancy and warehousing in the accompanying statement of income. Crown Books continues to review store operations and may close additional stores in the future.

     In addition to the charge recorded during the period ending October 29, 1994, Crown Books has remaining closed store reserves from charges recorded in prior years of approximately $920,000. The following table indicates the fiscal years in which the total closed store reserves are expected to be utilized:

                  Fiscal Year        Amount
                  -----------      -----------
                    1996           $ 8,673,000
                    1997             4,181,000
                    1998             2,893,000
                    1999             1,690,000
                    2000               835,000
                    2001-2005        1,611,000
                                   -----------
                                   $19,883,000
                                   ===========

                    DART GROUP CORPORATION AND SUBSIDIARIES

                           October 31, 1994 and 1993
                                  (Unaudited)


(11)  Store Closing Reserves (continued):

Total Beverage

     During the three months ended October 31, 1994 the Corporation's management concluded that one of the Total Beverage stores would never generate a sufficient return on investment to justify its continued operation. The store is located in a center owned by CMREC. Accordingly, the Corporation decided to reserve approximately $2,800,000 for the future lease obligations and a portion of the fixtures net of recoveries expected through CMREC.

(12) Litigation:

Robert M. Haft Employment

     On September 20, 1994, a federal district court jury in the employment litigation brought by Robert M. Haft, the former president of the Corporation (Robert M. Haft v. Dart Group Corporation, et al. (D. Del. Civ. Action No. 93-384-SLR)), found that the Corporation had breached its employment contract with him and awarded him damages against the Corporation (equivalent to the compensation projected to be due under the remaining term of the employment contract) in the amount of $18,856,964. The jury also found that Crown Books had breached an employment agreement with Robert M. Haft and awarded him damages (equivalent to the compensation projected to be due under that employment contract) against Crown Books in the amount of $12,800,910. The jury also found that Robert M. Haft did not voluntarily terminate his employment within the meaning of his Incentive Stock Agreement with Crown Books, and therefore Crown Books does not have the right to repurchase 100,000 shares of incentive stock at their original issue price.

     Robert M. Haft has asked the judge presiding over the case to award him additional damages in the amount of approximately $2.4 million based on the failure of Crown Books to deliver the 100,000 shares of Crown Books incentive stock to him when he demanded them in August of 1993. Robert M. Haft has also requested a declaratory judgment on his claims against the Corporation, Crown Books and Trak Auto arising from stock options granted to him by those corporations and his claim that he has a purchase option for an interest in Total Beverage. The defendants have opposed these requests. The court has not ruled on the requests and has not entered a judgment in the case. The defendants intend to move for a new trial after judgment is entered.

     The Corporation and Crown Books have reserved $31,658,000 for the jury verdict and Crown Books has charged-off the remaining unamortized deferred compensation totalling $1,424,000 (before income taxes) associated with the incentive stock.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                           October 31, 1994 and 1993
                                  (Unaudited)


(12) Litigation (continued):

Derivative Litigation

     In September 1994, Jolien Lou, who alleges to be a shareholder of Crown Books, filed a lawsuit in the Delaware Court of Chancery for New Castle County naming as defendants Herbert H. Haft, Glenn E. Hemmerle, Ronald S. Haft, Douglas M. Bregman, H. Ridgely Bullock, Larry G. Schafran and Bonita A. Wilson. The suit is brought derivatively and names Crown Books as nominal defendant. The complaint alleges waste and breach of fiduciary duty in connection with the termination of Robert M. Haft from his position at Crown Books in 1993. Plaintiff seeks an accounting of unspecified damages incurred by Crown Books, and costs and attorneys' fees. Crown Books has been informed that Ronald S. Haft has been dismissed without prejudice from this lawsuit.

     In September 1994, the Special Litigation Committee appointed by the Board of Directors of the Corporation, Trak Auto, and Crown Books to assess two previously reported lawsuits filed derivatively in the Delaware Court of Chancery for New Castle County, one filed by Alan R. Kahn and The Tudor Trust in September 1993 and the other filed by Robert M. Haft in November 1993, moved for dismissal of certain claims in those derivative lawsuits and for realignment of the parties to permit the Company to prosecute other claims in those derivative lawsuits.

     Given that these derivative lawsuits are brought in the name of the Corporation and its subsidiaries, recovery in them would inure to the benefit of the Corporation and its subsidiaries if the claims in them are successfully litigated or settled. It is therefore the opinion of management that the resolution of these actions will not have a material adverse effect on the consolidated financial condition or annual results of operations of the Company.

Ronald S. Haft Stock Options

     Ronald S. Haft has filed a lawsuit against the Corporation (Ronald S. Haft v. Dart Group Corporation, Del. Ch. 13736 (filed September 12, 1994)) seeking a court order that the Corporation issue the Option Shares to him and grant him a loan of $17,665,353.20 to be used as part of the payment for the Option Shares. The Corporation has denied the validity of the Options and is contesting the lawsuit. On September 14, 1994, a Standstill Agreement agreed to on behalf of the Corporation and Ronald S. Haft was ordered by the Delaware Court of Chancery in this matter. This Standstill Agreement restricts certain actions by the Corporation and its stockholders until further order of the Court.

     On November 14, 1994, the Court of Chancery of the State of Delaware entered a Memorandum Opinion denying plaintiff Ronald S. Haft's motion for summary judgement. Separately, the Court scheduled a trial of this case in March 1995. The Court has indicated that it will permit the plaintiffs in the derivative lawsuit filed September 1993 (Alan R. Kahn and the Tudor Trust) to intervene in this case for the purpose of challenging the validity of the Options.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                           October 31, 1994 and 1993
                                  (Unaudited)

(12) Litigation (continued):

Legal Costs

     During the three months ended October 31, 1994, the Corporation and its subsidiaries recorded an accrual of approximately $10.8 million for estimated future legal costs considered necessary for the litigation discussed above.

(13) Credit Agreement:

     The Corporation is party to a revolving credit agreement, together with Trak Auto and Crown Books, for a $6,000,000 revolving line of credit. The $6,000,000 is an aggregate amount and not specifically allocated to any of the parties. The line is intended to be used for the issuance of standby and trade letters of credit. At October 31, 1994, there had been no borrowings under the credit agreement. This line of credit expires May 1, 1995.

(14)  Income Taxes:

     Trak Auto, Crown Books and Shoppers Food file separate income tax returns. CMREC, Total Beverage and Dart Financial are consolidated in the Corporation's income tax returns.

     The following summarizes the Company's deferred tax asset position as of October 31, 1994:

            Gross Deferred Tax Asset        $ 58,641,000
            Valuation Allowance              (29,879,000)
                                            ------------
            Net Deferred Tax Asset          $ 28,762,000
                                            ============

     During the three months ended October 31, 1994 the Company's deferred tax assets increased by $31,864,000. The valuation allowance increased by $21,958,000 and is included in Income Taxes in the accompanying Consolidated Statements of Income. The increase in the deferred tax asset is primarily attributable to significant events that occurred during the third quarter that have resulted in additional temporary differences. In management's opinion, a valuation allowance of $29,879,000 is necessary for tax net operating loss carrybacks, alternative minimum tax credit carryforwards and certain temporary differences that the Company believes are not realizable under the "more likely than not" criteria of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The Company will evaluate the continuing need for its valuation reserves on a periodic basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

    Cash, including short-term instruments, and U.S. government and other marketable debt securities are the Company's primary source of liquidity. Cash, including short-term instruments, U.S. government and other marketable debt securities and bankers' acceptances, decreased by $73,162,000 to $214,215,000 at October 31, 1994 from $287,377,000 at January 31, 1994. This decrease was primarily due to the accounts of Shoppers Food no longer consolidated with the Company. Cash decreases for Crown Books' purchases of merchandise inventory, Crown Books' payment of January 31, 1994 accounts payable, payments for the Company's legal expenses, and purchases of United States Treasury Notes were partially offset by Trak Auto's increased cash from current period operating results.

     For the nine months ended October 31, 1994, the Company realized a pre-tax yield of approximately 3.3% on the bankers' acceptances, approximately 3.9% on United States Treasury Bills and approximately 5.8% on the marketable debt securities. All of the Corporation's bankers' acceptances have matured in the normal course.

    Operating activities (not including Shoppers Food) used $15,458,000 of the Company's funds for the nine months ended October 31, 1994 compared to providing $7,549,000 of the Company's funds (including Shoppers Food) for the same period one year ago. The primary use of cash for the nine months ended October 31, 1994 was for Crown Books payments on January 29, 1994 accounts payable balances, Crown Books current inventory purchases and payments for the Company's legal expenses. The decrease was partially offset by cash provided by Trak Auto's current operating results.

    Investing activities used $68,287,000 of the Company's funds for the nine months ended October 31, 1994, compared to $69,027,000 for the same period last year. The primary use of cash during the nine months ended October 31, 1994 was due to the deconsolidation of Shoppers Food (see Note 6 to the Consolidated Financial Statements). During the nine months ended October 31, 1994, the Company's net purchase/disposition of marketable debt securities was lower than the same period last year, which was the Company's initial purchase of such securities. The Corporation's bankers acceptances all matured and were reinvested in United States Treasury Bills. Capital expenditures decreased $23,925,000 to $10,247,000 compared to last year, primarily due to fewer Super Crown Books and Super Trak stores opening this year.

    The Company used $3,732,000 for net financing activities for the nine months ended October 31, 1994 compared to providing $11,425,000 for the nine months ended October 31, 1993. The change was primarily due to CMREC's Bull Run Plaza obtaining a $9,750,000 mortgage last year.

    The Corporation, together with Crown Books and Trak Auto, has a $6,000,000 revolving credit facility agreement. As of October 31, 1994 there has been no borrowing under this credit agreement (see Note 13 to the Consolidated Financial Statements).

    At October 31, 1994, Crown Books had five signed leases for Super Crown stores and three signed agreements for additional space in existing stores, Trak Auto had nine signed leases for new stores and four signed agreements for additional space in existing stores for Super Trak stores and CMREC's Bull Run Plaza had completed renovation and expansion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

     The Company anticipates that funds necessary to fund these capital expenditures, as well as purchase inventory for new stores, meet the Company's long-term lease obligations, and pay current liabilities (including any judgment in the Robert M. Haft employment litigation) will come from operations, existing current assets and, if necessary, the aforementioned credit agreement.

     The Company believes that Shoppers Food's cash and short-term investments, plus cash generated from operations, will be adequate to fund Shoppers Food's capital expenditures, purchase inventory for new stores, and to meet its current liabilities and long-term lease obligations.

    The liquid assets maintained by the Company are intended to fund the expansion of the Company's retail business through the opening of stores in new markets, converting selected existing stores to superstores, opening additional stores in existing markets and other corporate purposes.

Results of Operations

Trak Auto

    Sales of $266,415,000 for the thirty-nine weeks ended October 29, 1994 increased by $17,826,000 or 7.2% compared to the thirty-nine weeks ended October 30, 1993 and sales of $88,848,000 for the thirteen weeks ended October 29, 1994 increased by $2,496,000 or 2.9% compared to the thirteen weeks ended October 30, 1993. The increases were primarily attributable to increased sales for Super Trak stores converted from classic Trak stores as well as a 4.3% and 2.0% increase in sales for all stores open more than one year for the thirty-nine weeks and thirteen weeks ended October 29, 1994, respectively. Sales for comparable Super Trak stores open more than one year increased 3.7% and 3.0%, respectively, for the thirty-nine and thirteen weeks ended October 29, 1994. Sales for comparable classic Trak stores open more than one year increased 4.6% and 1.5%, respectively, for the thirty-nine and thirteen weeks ended October 29, 1994. Sales for Super Trak and Super Trak Warehouse stores represented 40.7% and 45.2% of total sales during the thirty-nine and thirteen weeks ended October 29, 1994 compared to 32.9% and 35.3% for the thirty-nine and thirteen weeks ended October 30, 1993.

    During the thirty-nine weeks ended October 29, 1994, Trak Auto opened or converted 32 new Super Trak and Super Trak Warehouse stores, and closed or converted 55 classic Trak stores. At October 29, 1994, Trak Auto had 292 stores, including 101 Super Trak stores and four Super Trak Warehouse stores.

    Interest and other income increased by $14,000 and $118,000 for the thirty-nine weeks and thirteen weeks ended October 29, 1994 when compared to the same periods last year. The increases were primarily due to rental income resulting from a temporary sublease for a portion of the Ontario, California distribution center. In addition, interest income increased during the thirteen weeks ended October 29, 1994 compared to the same period last year as a result of increased funds available for short-term investment, while interest income for the thirty-nine weeks ended October 29, 1994 remains less than last year.

    Cost of sales, store occupancy and warehousing expenses (excluding the $2,080,000 closed store reserve, see Note 11 to the Consolidated Financial Statements) as a percentage of sales were 72.6% and 73.0% for the thirty-nine

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

weeks and thirteen weeks ended October 29, 1994, respectively, compared to 76.1% and 77.4% for the thirty-nine weeks and thirteen weeks ended October 30, 1993, respectively. The decreases were primarily due to increased store margins as a result of higher merchandise margins and a favorable change in sales mix (increased hard parts and decreased motor oils).

    Selling and administrative expenses as a percentage of sales were 19.8% and 20.0% for the thirty-nine weeks and thirteen weeks ended October 29, 1994 compared to 20.8% and 19.6% for the thirty-nine and thirteen weeks ended October 30, 1993. During the thirty-nine and thirteen weeks such expenses, excluding a $500,000 legal accrual (see Note 12 to the Consolidated Financial Statements) decreased to 19.6% and 19.5%, respectively, primarily due to lower payroll costs as a result of Trak Auto's efforts to control store hours and administrative overhead and to Super Trak store maturity.

     Depreciation and amortization expenses decreased $303,000 and $342,000 for the thirty-nine weeks and thirteen weeks ended October 29, 1994 when compared to the same periods last year. The decreases were primarily the result of store closings and to the point-of-sale registers system being fully depreciated.

     The effective income tax rate was 30.7% for the thirty-nine weeks ended October 29, 1994 compared to 32.8% for the thirty-nine weeks ended October 30, 1993. The decrease was primarily due to the reversal of the $728,000 deferred tax valuation allowance. Management has concluded that based on the weight of currently available evidence, it is more likely than not, that the entire deferred tax asset is realizable. Management will continue to evaluate the need for a valuation allowance.

Crown Books

          New operating management has concluded that many of Crown Books' stores are not generating, and are not expected to generate, a return on investment sufficient to justify their continued operation. These stores are mostly older, smaller, classic Crown Books stores (averaging 3,000 square feet) and certain other stores whose operating results have been disappointing. Accordingly, Crown Books expects to close as many as 100 of these underperforming stores and has recorded a closed store reserve of $18.9 million for the costs to be incurred in these closings over the next 18-36 months. See
Note 7 to the Consolidated Financial Statements. Management anticipates opening 28 Super Crown Books stores varying in size from 12,000 to 18,000 square feet over the next twelve months. These stores represent opening approximately 420,000 square feet of new space in the next twelve months. The store identified for closing represent approximately 300,000 square feet to be closed over the next 18-36 months.

    Sales of $206,195,000 for the thirty-nine weeks ended October 29, 1994 increased by $30,553,000 or 17.4% over the same period one year ago while sales of $68,374,000 for the thirteen weeks ended October 29, 1994 increased by $7,402,000 or 12.1% over the same period one year ago. Comparable sales (sales for stores open for fifteen months) increased 1.0% for the thirty-nine weeks ended October 29, 1994 and decreased 2.1% for the thirteen weeks ended October 29, 1994. Sales for Super Crown Book stores represented 53.6% and 55.3% of total sales for the thirty- nine weeks and thirteen weeks ended October 29, 1994 compared to 35.1% and 40.5% of total sales for the thirty-nine weeks and thirteen weeks ended October 30, 1993. Super Crown sales of $110,605,000 and $37,824,000 for the thirty-nine weeks and thirteen weeks ended October 29, 1994 increased 55.7% and 65.2% respectively, over the prior

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

year sales and sales for comparable Super Crown Books stores increased 4.8% and 1.1%, respectively. Sales for comparable classic Crown Books stores decreased 0.8% and 3.9% during the thirty nine and thirteen weeks ended October 29, 1994.

    During the thirty-nine weeks ended October 29, 1994, Crown Books opened ten Super Crown Books stores while closing 18 classic Crown Books stores and one Super Crown Books store. This Super Crown Books store was closed as a result of opening a larger superstore in the same area. At October 29, 1994, Crown Books had 231 stores including 66 Super Crown Books stores.

    Interest and other income decreased by $555,000 and $194,000 during the thirty-nine weeks and thirteen weeks ended October 29, 1994, respectively, when compared to the same periods one year ago. The decreases were due to decreased funds available for short-term investment, resulting primarily from payments on January 29, 1994 accounts payable balances and to current inventory purchases.

     Cost of sales, store occupancy and warehousing (excluding the closed store reserve) as a percentage of sales were 82.8% and 83.4% for the thirty-nine weeks and thirteen weeks ended October 29, 1994, respectively, compared to 80.2% and 81.2% for the same periods last year. The increases were primarily due to a decrease in store margins as a result of a less favorable sales mix and to increased store occupancy costs for Super Crown stores. During the thirteen weeks ended October 29, 1994, Crown Books recorded a closed store reserve of $18,963,000 for underperforming stores while last year the Company's cost of sales, store occupancy and warehousing expenses were reduced by a $631,000 reduction in the closed store reserve as a result of the termination of three leases.

     Selling and administrative expenses as a percentage of sales were 24.0% and 42.1% for the thirty-nine weeks and thirteen weeks ended October 29, 1994, respectively, compared to 17.7% and 17.7% for the same periods last year. The increases were primarily due to the accruals of Robert M. Haft's jury award and legal costs (see Note 9 to the Consolidated Financial Statements). Excluding these accruals, selling and administrative expenses as a percentage of sales decreased to 15.5% and 16.4% for the thirty-nine and thirteen weeks ended October 29, 1994, respectively, as a result of reduced payroll costs.

    Depreciation expense increased $805,000 for the thirty-nine weeks ended October 29, 1994 compared to the same period one year ago. The increase was primarily due to the increase in fixed assets as a result of the expansion of Super Crown Books stores.

     Interest expense decreased by $14,000 due to the reduction of amounts owed under capital lease obligations.

     Crown Books has recorded a tax benefit of $14,234,000 for the thirty-nine weeks ended October 29, 1994 net of a deferred tax valuation allowance of $2,500,000 as compared to tax expense of $1,027,000 for the same period one year ago. The tax benefit was the result of taxable temporary differences included in the $35,718,000 financial reporting net operating loss. In management's opinion, a valuation allowance of $2,500,000 was necessary for the uncertainty related to the timing of the reversal of certain taxable temporary differences during periods when Crown Books has taxable income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Shoppers Food

     See Notes 1 and 6 to the Consolidated Financial Statements for a description of a change in accounting presentation for the Corporation's ownership for periods subsequent to May 28, 1994.

     Shoppers Food sales for the four months and one month ended May 28, 1994, were $258,476,000 and $63,218,000, respectively. Cost of sales, store occupancy and warehousing, as a percentage of sales, were 84.3% and 84.5%, respectively, during those periods. Selling and administrative expenses, as a percentage of sales, were 13.7% and 14.3%, respectively during those periods. Because Shoppers Food's accounts are not consolidated with the Company's subsequent to May 28, 1994, comparisons with results of operations included in the Company's consolidated financial statements for the periods ended October 31, 1993, would not be meaningful.

     Shoppers Food's reported net income for the five months and three months ended October 31, 1994 was $8,999,000 and $4,655,000, respectively, 50 percent of which was included in the net income (loss) of the Company for the nine months and three months ended October 31, 1994, pursuant to the equity method of accounting.

Total Beverage

     Total Beverage purchased the assets of a discount beverage superstore in February 1993 and opened two additional stores in October 1993.

     Total Beverage sales of $16,629,000 during the nine months ended October 31, 1994 increased $8,914,000 over the same period one year ago as a result of the opening of the two new stores. Sales for the three months ended October 31, 1994 were $5,620,000 compared to $3,052,000 one year ago. Store margins have increased approximately 2.0% compared to the prior year as a result of improved control over inventory and pricing. Total Beverage recorded a net operating loss of $8,173,000 during the nine months and three months ended October 31, 1994 primarily the result of recording a closed store reserve of approximately $5.6 million (before recoveries expected by CMREC) for one store that management concluded will never generate returns to justify keeping it open. Management believes that the Total Beverage concept is viable and that with more stores to absorb overhead costs, principally advertising, the stores will generate a reasonable return on investment. Accordingly, the Company anticipates opening three additional stores next year.

Cabot-Morgan Real Estate

     Revenues from real estate properties increased by $1,013,000 to $14,536,000 and $422,000 to $5,050,000 during the nine months and three months ended October 31, 1994, respectively when compared to the same periods one year ago. The increases were primarily the result of higher occupancy rates at Bull Run Plaza.

     Administrative expenses for CMREC partnerships increased $414,000 and $271,000 during the nine months and three months ended October 31, 1994 compared to the same periods one year ago primarily due to increased maintenance charges and management fees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

     Depreciation expense increased $333,000 and $98,000 during the nine months and three months ended October 31, 1994 when compared to the same periods one year ago. The increases were due to the increased basis of the building and improvements at Bull Run Plaza as a result of the completed renovation of the center.

    Interest expense increased $527,000 and $72,000 during the nine months and three months ended October 31, 1994 primarily due to the mortgage obtained by Bull Run Plaza in 1993.

Dart Financial and Other Corporate

    Income from bankers' acceptances decreased $1,605,000 during the nine months ended October 31, 1994 when compared to the same period in the prior year. The decrease is the result of the Corporation's decision to no longer invest in bankers' acceptances. As bankers' acceptances matured during this year they were reinvested in United States Treasury Bills. Dart Financial currently has no assets.

    Interest and other income increased $1,808,000 and $735,000 during the nine months and three months ended October 31, 1994 when compared to the same period in the prior year. The increase was primarily due to the Corporation investing in United States Treasury Bills instead of bankers' acceptances.

     During the three months ended October 31, 1994, the Corporation recorded reserves totaling in excess of $54.0 million in administrative expenses. These reserves are discussed in the footnotes to the accompanying financial statements. The principal components of the reserves include:

               Warehouse Lease Reserves                  $23,000,000
               Robert M. Haft Employment Litigation       19,000,000
               Legal and Other                            12,000,000
                                                         -----------
                                                         $54,000,000
                                                         ===========

         Trak Auto and Crown Books file separate income tax returns. CMREC, Total Beverage and Dart Financial are included in the Corporation's income tax returns. The Corporation's current net operating loss was not tax benefitted.

         As a result of the Corporation's operating loss for the nine months ended October 31, 1994, a tax net operating loss carryforward of $15,939,000 was created. The Corporation's cumulative total tax net operating loss carryforward is $23,250,000. All net operating loss carryforwards will expire by fiscal 2010. In addition, the Corporation has an Alternative Minimum Tax credit carryforward of approximately $1,010,000. The Corporation has recorded a $27,379,000 valuation allowance at October 31, 1994. Management believes that it is unlikely that these tax benefits can be utilized. Management will continue to evaluate the need for the valuation allowance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)


Effect of New Financial Accounting Standards

     The Company does not offer any of the benefits covered under Statement of Financial Accounting Standards No. 106, Employers' Accounting of Postretirement Benefits Other Than Pensions, and as such the standard has had no impact on the Company.

     The Company has adopted Statement of Financial Accounting Standards No. 112, Employer's Accounting for Postemployment Benefits. Implementation of the standard has not had a significant impact on the financial statements.

                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     See the Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 1994, at pages 50-51 and the Corporation's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994, at page 16 for a description of certain litigation.

     See Note 12 to the Consolidated Financial Statements for a description of current matters under litigation.

Item 4.  Submission of Matter to a Vote of Security Holders

     On October 22, 1994, Herbert H. Haft, who by proxy votes 172,713 (or 57%) of the issued and outstanding shares of Class B Common Stock of the Corporation, executed a written Consent of Majority Stockholder in lieu of a special meeting of the holders of Class B Common Stock, adopting a resolution to the effect that each member of the Executive Committee shall be entitled to receive compensation from the Corporation at a rate of $275 per hour for his or her time spent in connection with any and all activities of the Executive Committee, plus disbursements including out-of-pocket costs incurred. The consent of other holders of Class B Common Stock of the Corporation was not solicited.

Item 5.  Other Information

     Shoppers Food Warehouse Corp.:

     See Notes 1 and 6 to the Consolidated Financial Statements for a description of events resulting in the Corporation's ownership of Shoppers Food being reduced to 50% and the resulting change in the method of accounting for the Corporation's ownership of Shoppers Food.

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

10(mmmmm)      Consulting Agreement dated October 1, 1994           Pages 31-36
               between RPF Inc. and Dart Group Corporation relating to the appointment of Robert A. Marmon, as Treasurer and Chief Financial Officer of Dart
               Group and its subsidiaries (excluding Shoppers
               Food Warehouse Corporation), Chief Financial
               Officer of Crown Books Corporation and its subsidiary corporations and Principal Financial
               Officer of Trak Auto Corporation.

27             Financial Data Schedule

          (b)  Reports on Form 8-K

               The Corporation filed a Current Report on Form 8-K on September 8, 1994 reporting the resignation of Ron Marshall, the Corporation's Chief Financial Officer and the establishment of the Executive Committee of the Board of Directors of the Corporation.

               The Corporation filed a Current Report on Form 8-K on September 16, 1994 reporting Ronald S. Haft's request to exercise his options to purchase Class B common Stock (the "Options"), his subsequent lawsuit against the Corporation and a court ordered Standstill Agreement.

               The Corporation filed a Current Report on Form 8-K on September 26, 1994 reporting the federal district court jury verdict in the Robert M. Haft employment litigation.

               The Corporation filed a Current Report on Form 8-K on October 12, 1994 reporting the appointment of Robert A. Marmon as Chief Financial Officer, the Executive Committee's filing an answer in the lawsuit by Ronald S. Haft to enforce exercise of the Options, the establishment of an Executive Committee for Crown Books, Trak Auto and Total Beverage and the Executive Committee's review of Herbert H. Haft's $18,000,000 advance from the Corporation.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             DART GROUP CORPORATION



 Date       December 15, 1994       By            Herbert H. Haft
        ------------------------        ----------------------------------
                                                  HERBERT H. HAFT
                                               Chairman of the Board




 Date       December 15, 1994                   Robert A. Marmon
        ------------------------       ---------------------------------
                                                ROBERT A. MARMON
                                            Chief Financial Officer

                        Exhibit Index

Exhibit No.                     Description
- -----------                     -----------
EX-10(mmmmm)                    Consulting Agreement

EX-27                           Financial Data Schedule