Form 10-K
period 1995-01-31
DART GROUP CORP
filed 1995-05-01
CIK 26938

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-K

(Mark One)
/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended January 31, 1995

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from __________ to __________
Commission file number 0-1946

                            DART GROUP CORPORATION
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                  53-0242973
- -------------------------------         -------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

3300 75th Avenue, Landover, Maryland                    20785
- -------------------------------------  ---------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code         (301) 731-1200
                                                   ---------------------------
Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

               Class A Common Stock, Par Value $1.00 per share
- ------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x  .  No _____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

At April 28, 1995, the registrant had 1,458,338 shares of Class A Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant was approximately $113,845,000. The Class B Common Stock, of which there are 302,952 shares outstanding, is the only voting stock and is not publicly traded.

All of the Registrant's voting stock, Class B Common Stock, is held by affiliates.

The exhibit index begins at page 129 of this Form 10-K.

                                     PART I

Item 1.   Business

      Dart Group Corporation (the "Corporation") was incorporated in Delaware in 1960 and operates retail discount auto parts stores through Trak Auto Corporation ("Trak Auto"), retail discount book stores through Crown Books Corporation ("Crown Books"), retail discount beverage stores through Total Beverage Corporation ("Total Beverage"), a real estate company through Cabot-Morgan Real Estate Company ("CMREC"), and a financial business which purchased bankers' acceptances through Dart Group Financial Corporation ("Dart Financial"). The Corporation, Trak Auto, Crown Books, Total Beverage, CMREC, Dart Financial and the Corporation's other direct and indirect wholly-owned and majority-owned subsidiaries and majority owned partnerships are referred to collectively as the "Company". The Corporation owned 64.8% of the common stock of Trak Auto as of January 31, 1995. In February 1995, Trak Auto purchased approximately 310,000 shares of its outstanding common stock through a tender offer. As a result of the offer, the Corporation now owns 68.3% of Trak Auto, 51.4% of the common stock of Crown Books, 100% of the common stock of Total Beverage, 100% of the common stock of CMREC and 100% of the common stock of Dart Financial. The Corporation engages in the retail discount grocery business through its ownership of 50% of the common stock of Shoppers Food Warehouse Corp. ("Shoppers Food"). The common stocks of Trak Auto and Crown Books are quoted on the Nasdaq National Market ("Nasdaq") under the symbols TRKA and CRWN, respectively.

      On January 31, 1995, there were 282 Trak Auto, 196 Crown Books, 33 Shoppers Food and two Total Beverage stores; and CMREC owned a 75% interest in two real estate partnerships which own and operate two shopping centers and a 51% interest in three real estate partnerships which own and operate two shopping centers and an office building. Dart Financial held bankers' acceptances that matured in the normal course of business during the year ended January 31, 1995 and, as a result, Dart Financial currently holds no financial instruments.

Trak Auto Operations

      Trak Auto operates retail discount specialty stores in the metropolitan areas of Washington, D.C.; Richmond, Virginia; Chicago, Illinois; and Los Angeles, California.

      Trak Auto is engaged in the retail sale of a wide range of automobile parts and accessories for the do-it-yourself market. Trak Auto's products include "hard parts" (such as alternators, starters, shock absorbers, fan belts, spark plugs, mufflers, thermostats, and wheel bearings), as well as motor oil, oil filters, headlights, batteries, waxes, polishes, anti-freeze and windshield wipers. A typical classic store normally carries 10,000 different item numbers or SKU's. Trak Auto does not sell tires and does not provide automotive service or installation.

      Super Trak operates retail auto parts stores that offer more services and merchandise than the "Classic Trak" stores described above. Super Trak stores carry approximately 5,000 more SKU's, concentrated primarily in application parts categories. Additionally, Super Trak stores feature special order services that permit customers to access virtually any automotive part, including engines. The stores also offer extensive technical assistance through computerized parts look-up, instruction for repairs, free use of specialized tools, and factory trained parts people. Trak Auto has successfully opened or converted 106 Super Traks and seven Super Trak warehouse stores and will continue to open or convert stores to the Super Trak concepts aggressively as opportunities present themselves. Trak Auto plans to continue to convert Classic Trak stores into Super Trak and Super Trak Warehouse stores and open new stores as opportunities present themselves in Trak Auto's four metropolitan markets as well as new markets.

      During the year ended January 28, 1995, Trak Auto expanded its Super Trak concept to include Super Trak Warehouse stores. These stores are typically between 15,000 and 25,000 square feet and carry approximately 35,000 SKU's. The added SKU's are composed of additional application parts.

      Trak Auto's merchandise is generally purchased directly from a large number of manufacturers and suppliers. Trak Auto's distribution system is computerized utilizing an automated replenishment and perpetual inventory system to generate shipments of product from distribution centers in Landover, Maryland; Bridgeview, Illinois and Ontario, California. The required items are generally assembled and packaged for delivery in the order in which they will be unpacked and displayed on the shelves at the retail stores, promoting store efficiency. Inventories are monitored both at stores and in the distribution centers to determine purchase requirements. Trak Auto has a computerized point of sale ("POS") register system in every store. Trak Auto uses scanners to identify most merchandise at the register and uses a price look-up function to price the sale. Most merchandise is pre-labeled with bar codes by the manufacturers.

      Trak Auto's merchandising philosophy is to develop strong consumer recognition and acceptance of its name by use of mass-media advertising to promote a broad selection of products at low prices. Trak Auto emphasizes quality customer service through knowledgeable personnel and advanced technology such as electronic parts look-up, POS and computerized do-it-yourself aids. During the year ended January 28, 1995, Trak Auto completed the installation of the electronic parts look-up into all of its stores.

      Classic Trak stores range in size from approximately 5,000 to 6,000 square feet, Super Trak stores range in size from 6,000 to 11,000 square feet, and Super Trak Warehouse stores range in size from approximately 15,000 to 25,000 square feet. Trak Auto's stores use modern fixtures and equipment and the interiors have been standardized, so that the interiors of new stores can be assembled quickly. The stores are open seven days a week.

      The following table sets forth by metropolitan area the locations of Trak Auto's stores for each of the last five fiscal years.

                                            Number of Stores
                                         at end of fiscal year
                                   --------------------------------
Metropolitan Area                  1991   1992   1993     1994  1995
- -----------------                  ----   ----   ----     ----  ----
 Washington, D.C. ............       77     81     84      86    81
 Baltimore, Maryland .........       14      6      0       0     0
 Richmond, Virginia ..........       14     15     15      15    11
 Chicago, Illinois ...........      100     99     99      97    86
 Los Angeles, California .....      119    121    119     116   104
 San Diego, California........        7     11      0       0     0
                                   ----   ----   ----    ----  ----
          Total ..............      331    333    317     314   282

      The following tables set forth the number of stores of each of Classic Trak, Super Trak, and Super Trak Warehouse that were opened, closed or remodeled during each of the last five fiscal years, as well as the total number of such stores as of the end of each such fiscal year.

                                   1991   1992   1993   1994   1995
                                   ----   ----   ----   ----   ----
Super Trak Stores
- -----------------
 Opened during the year.......        -      -      1     10     20
 Closed during the year.......        -      -      -      1      -

Super Trak Warehouse Stores
- ---------------------------
 Opened during the year .......       -      -      -      -      6

                                   1991   1992   1993   1994   1995
                                   ----   ----   ----   ----   ----
Classic Trak Stores
- -------------------
 Opened during the year.......       26     19      6      1      -
 Closed during the year.......        3     17     23     13     58
 Converted to Super Trak or
   Super Trak Warehouse during
   the year............               -      -     11     52     14
 Remodeled during the year....        4      -      -      -      -

Total Opened at January 31
- --------------------------

Super Trak Stores                     -      -     12     73    106
Super Trak Warehouse Stores           -      -      -      -      7
Classic Trak Stores                 331    333    305    241    169

      Trak Auto had 15 stores substantially damaged or completely destroyed in the Los Angeles civil disturbances at the end of the first fiscal quarter of 1993. Twelve of these stores have subsequently reopened and three stores remain closed. The Los Angeles earthquake in January of 1994 damaged two Trak Auto stores and one Super Trak resulting in their closing. The Super Trak reopened shortly after year-end while the two Trak Auto stores remain closed.

      As of January 28, 1995, Trak Auto had signed leases for three new Super Trak stores and amendments to eight existing leases for conversion of Classic Trak stores to Super Trak stores. Trak Auto currently anticipates that during fiscal 1996 approximately 57 Super Trak or Super Trak Warehouse stores will be opened or converted from Classic Trak stores.

Store Closings and Restructuring

      Trak Auto continually evaluates the operations of its stores and the need to close, relocate, or expand stores or convert existing Classic Trak stores into Super Trak or Super Trak Warehouse stores. Of Trak Auto's 282 stores as of January 28, 1995, Trak Auto currently expects to close approximately 30 Classic Trak stores that are not providing satisfactory performance and 15 Classic Trak stores in conjunction with Trak Auto's remaining restructuring efforts. Trak Auto also expects to convert at least eight existing Classic Trak stores into Super Trak or Super Trak Warehouse stores.

      As of January 28, 1995, Trak Auto had a reserve of $6,945,000 for store closings and restructurings that relate to 21 stores that had been closed and 45 existing stores that had been earmarked for closing or restructuring. Trak Auto expects to use approximately $1,916,000 of this reserve during fiscal 1996. The costs associated with closing a store primarily consist of future unrecoverable lease obligations (rent, real estate taxes and common area charges) after the closing date, net of estimated sublease income, and the remaining book value of leasehold improvements. Trak Auto recognizes store closing costs when management determines to close a store. The net charge (income) for store closings was $1,580,000, $(943,000), and $500,000 during fiscal 1995, 1994 and 1993, respectively. Income during fiscal 1994 was the result of early lease terminations, net of cash buyouts. Trak Auto currently estimates that it may close 30 Classic Trak stores that are not providing satisfactory performance. The future lease obligations beyond the estimated closing dates of these 30 stores are approximately $4,213,000. Finally, Trak Auto continues to make payments on 21 stores already closed, and has future lease obligations on those stores of approximately $1,438,000.

      The costs associated with restructuring, which involves relocating or expanding and remodeling stores, consists of unrecoverable lease obligations after the projected closing date of the store or upon remodel or expansion, the write-off of leasehold improvements and net book values of fixed assets, and costs associated with inventory conversion. During the year ended January 30, 1993, Trak Auto recorded a restructuring charge of $7,400,000 related to the relocating or expanding and remodeling of 126 Classic Trak stores and discontinuing the operations of 38 other Classic Trak stores. During the years ended January 28, 1995 and January 29, 1994, Trak Auto charged approximately $2,432,000 and $600,000, respectively, against the restructuring reserve. During the year ended January 28, 1995, Trak Auto re-evaluated its need for reserves for store conversions under the remaining restructuring efforts. Many of the stores originally planned for conversion have been converted as of January 28, 1995. The remaining restructuring reserve will be utilized primarily for continuing lease obligations for stores closed in conjunction with the restructuring effort. Trak Auto currently estimates that 15 existing Classic Trak stores will be closed in connection with Trak Auto's restructuring efforts. The future lease obligations beyond the estimated closing dates of these 15 stores are approximately $1,294,000.

      No store contributed more than 1.0% to Trak Auto's consolidated sales during the year ended January 28, 1995.


Crown Books Operations

      Crown Books is a retailer operating discount specialty stores. These stores offer popular hardback and paperback books, newspapers, magazines, books on tape, videos, computer software, reference materials and other items and accessories.

      Crown Books responds to the demand for books at prices below the publishers' suggested retail prices and at the same time provides quality service to its customers. Crown Books sells hardbacks on The New York Times best seller list at 40% below the publishers' suggested retail prices, paperbacks on The New York Times best seller list at 25% below the publishers' suggested retail prices, other new books at 10% to 25% below the publishers' suggested retail prices, and magazines at 10% below the publishers' suggested retail prices. All other merchandise is sold at a discount from the manufacturers' suggested retail price. Crown Books sells publishers' over-stock, reprints and former best sellers at significant discounts from the publishers' original suggested retail prices. In addition, Crown Books allows customers at all stores to special order books not stocked in inventory at discount pricing. Merchandise is generally purchased directly from a large number of publishers and suppliers and Crown Books is not dependent on any single publisher or supplier.

      Crown Books advertises intensively, primarily through newspapers and
direct mail, stressing its pricing policy.   Crown Books satisfies regional and
local consumer preferences by tailoring the selections and quantities of books that it makes available in individual stores. Crown Books clusters its stores in selected market areas to maximize the efficiency of advertising, publicity, management and distribution. Within those areas, Crown Books generally locates its stores in retail power centers, strip shopping centers and urban street locations. These locations typically may be rented at more favorable rates than locations in large enclosed malls and provide for increased consumer awareness and convenience of the store locations.

      All major merchandising decisions concerning pricing, advertising and promotional campaigns, as well as the initial ordering of inventory for each store, are managed centrally at Crown Books' headquarters in Landover, Maryland. Over 80% of the merchandise is shipped directly from publishers to the stores. Best sellers and other hardback books that are purchased in large quantities are often shipped directly from the publishers to Crown Books' regional warehouses for distribution to the stores. Inventories are monitored both at stores and in the central office in Landover, Maryland, to determine purchase requirements. In general, unsold books and magazines can be returned to the publishers for credit.

      Super Crown Books operates discount retail book superstores. The first Super Crown Books store opened in May of 1990 and Crown Books has been expanding the Super Crown Books concept since. The stores carry as many as 80,000 titles, nearly eight times the number of titles as a "classic" Crown Books ("Classic Crown Books") store. Super Crown Books stores also carry a wider selection of non-book products and accessories.

      The following table sets forth by metropolitan area the locations of Crown Books' stores for each of the last five fiscal years:

                                           Number of Stores
                                         at end of fiscal year
                                ------------------------------------
                                1991    1992    1993    1994    1995
                                ----    ----    ----    ----    ----
Metropolitan Area:
- ------------------
 Washington, D.C. ...........     63      61      59      60      47
 Los Angeles, California ....     80      79      76      68      59
 Chicago, Illinois ..........     44      43      43      43      37
 San Francisco, California ..     31      30      30      31      24
 San Diego, California ......     19      20      20      17      12
 Houston, Texas .............      6       5       3       6       6
 Seattle, Washington ........     16      16      16      15      11
                                ----    ----    ----    ----    ----
   Total.....................    259     254     247     240     196
                                ====    ====    ====    ====    ====

The following tables set forth the number of stores of each of Classic Crown Books and Super Crown Books that were opened, closed or remodeled during each of the last five fiscal years, as well as the total number of such stores as of the end of each such fiscal year.

                                1991    1992    1993    1994    1995
                                ----    ----    ----    ----    ----
Super Crown Books stores:
- -------------------------
   Opened during the year....      6       9      13      37      12
   Closed during the year....      -       -       -       4       3

Classic Crown Books stores:
- ---------------------------
   Opened during the year....     10       4       -       5       2
   Closed during the year....     10      18      20      45      55
   Remodeled during the year.     16       7       2       -       -

Total Open at January 31
- ------------------------

 Super Crown Books stores....      6      15      28      61      70
 Classic Crown Books stores..    253     239     219     179     126

      Classic Crown Books stores range in size from approximately 2,000 to 3,000 square feet and Super Crown Books stores range in size from approximately 6,500 to 35,000 square feet. All stores use specially-designed display fixtures. Crown Books' new prototype stores generally range in size from approximately 12,000 to 35,000 square feet. These new prototype stores permit more effective and economic utilization of space. The interior of the stores is standardized, so that the stores can be assembled quickly. Most of the stores are open seven days a week.

      All Super Crown Books stores and all Classic Crown Books stores have computerized point of sale and inventory management systems ("Systems"). The Systems enable store personnel to scan bar coded merchandise resulting in less time to process the sales transaction with more accurate pricing. The Systems are designed to provide detailed inventory information on an item basis to store management and the central office providing for better informed reordering and merchandising decisions. As of January 28, 1995 the Systems were not fully operational. Crown Books believes the Systems will, when fully operational, enhance customer service as well as store operating efficiency.

      During the past three fiscal years, Crown Books has recorded charges in connection with store closings and restructurings. During the year ended January 30, 1993, Crown Books recorded a restructuring charge of $6,600,000 for anticipated costs associated with a restructuring plan to close, relocate, expand and convert approximately 50 Classic Crown Books stores to a Super Crown Books format. At January 28, 1995, Crown Books had charged approximately $1,445,000 against this reserve in connection with the closing, relocation, expansion or conversion of approximately 40 stores. These charges consisted primarily of unrecoverable lease costs (including buyouts of remaining lease terms) and the remaining book value of leasehold improvements and store fixtures for stores that have closed.

      In the year ended January 29, 1994, Crown Books determined that seven of the smaller Super Crown Books stores (typically 6,000 - 10,000 square feet) opened in prior years were no longer competitive in the current market environment and in light of the industry's movement to larger stores. Accordingly, Crown Books recorded an additional restructuring charge of

$6,200,000 in the year ended January 29, 1994, representing the anticipated costs (unrecoverable lease costs and the remaining book value of leasehold improvements and store fixtures subsequent to management's estimate of the stores' closing dates) associated with closing, relocating and converting these stores to the new, larger prototype. At January 28, 1995, Crown Books had not charged any costs in connection with this reserve. Crown Books presently expects to complete the restructuring related to these seven stores during the next 24 months. The total restructuring reserve at January 28, 1995 is $10.5 million.

      A comprehensive review of Crown Books was begun by its new Chief Operating Officer and interim Chief Financial Officer shortly after their appointments in October of 1994. That review, which continued into February, identified opportunities to improve Crown Books' profitability, organization, staffing, computer systems, and operating controls. The initial review found that Crown Books still had a majority of its stores in the original Classic Crown Books stores format and concluded that many of these Classic Crown Books stores were not generating, and were not expected to generate, a return on investment sufficient to justify their continued operation and that Crown Books's competitors had long since moved to a much larger format. As a result, Crown Books determined to act aggressively to implement the larger Super Crown format begun as part of its earlier restructuring and close approximately 100 of these small and under-performing stores over the succeeding 6-18 months.
As a result, Crown Books recorded a closed store reserve of $18.9 million for the costs to be incurred in these closings.

      During the fiscal years 1995, 1994 and 1993, Crown Books recorded net charges (income) of $18,865,000, $(631,000), and $513,000, respectively for such closed store costs. The income during the year ended January 28, 1994 was the result of early lease terminations, net of cash buyouts. At January 28, 1995, 28 of the 100 stores targeted for closing during the third fiscal quarter had been closed and over 40 stores targeted for closing under the previous restructuring had been closed. As of January 28, 1995, Crown Books had an aggregate restructuring and store closing reserve of $29,853,000 of which approximately $6,936,000 will be utilized over the next 12 months.

      During the fourth fiscal quarter an additional 54 stores were targeted for closure as a result of the continuing analysis of store profitability and market presence. Additional reserves for store closings were not deemed necessary as the remaining reserves adequately provide for Crown Books' obligations for the currently identified stores to be closed due to revisions to the planned closing dates for certain stores. Crown Books will continue to evaluate the performance and future viability of its remaining stores and may close additional stores in the future. No reserves for these stores have been recorded. The closings of these smaller or underperforming stores may, where appropriate, be coordinated with the opening of Super Crown Books stores in those markets where Crown Books plans to maintain or expand its presence. A commitment has recently been made to accelerate the opening of stores in the Super Crown Books format.

      Management plans to open 28 Super Crown Books stores varying in size from 12,000 to 18,000 square feet over the next 12 to 18 months. These stores will represent approximately 420,000 square feet of new space opened in the next 12-18 months.

      The review discussed above also identified the need for changes in officers and key employees to address the other opportunities identified for improving Crown Books' performance. In this regard, Crown Books has recruited and hired senior management to address particular issues identified, including a senior management information systems specialist; a senior loss prevention specialist; a senior personnel administrator and trainer; and a senior regional operations manager. Recruiting of other key personnel is underway including: a permanent chief financial officer; a senior merchandiser; a senior operations manager; additional management information specialists; and experienced district and sales managers at several levels. Coupled with this recruiting effort, Crown Books has also begun replacing certain district and regional managers.

      Finally, as a result of the review discussed above, an increased focus on enhancing store profitability through efforts to re-engineer operating processes, procedures and further improve information system capabilities was initiated. Crown Books believes that there exist opportunities to enhance store operating performance through the use of updated methodologies and technology.

      Crown Books anticipates that the efforts relating to improved personnel in strategic areas and local store management, together with Crown Books' planned re-engineering efforts, will continue and will have a positive impact on Crown Books' results of operations in the future.


Shoppers Food Operations

      Shoppers Food operates retail discount grocery stores that sell groceries, meats, produce, beer and wine, baked goods, cigarettes, health and beauty aids and have a deli department. The stores are located in the Washington, D.C. metropolitan area, a warehouse is located in Landover, Maryland and office facilities are located in Lanham, Maryland. The Corporation owns 50% of the common stock of Shoppers Food.

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

      The following table sets forth the total number of open stores as of the end of each of the last five fiscal years and the number of stores opened, closed and remodeled during each of the last five years.


                                                 Number of Stores
                                                   January 31,
                                     ------------------------------------
                                     1991    1992    1993    1994    1995
                                     ----    ----    ----    ----    ----
Total Open.....................        24      31      34      35      33

Opened during the year.........         3       7       4       2       -
Closed during the year.........         -       -       1       1       2
Remodeled during the year......         -       1       1       2       -

Total Beverage Corporation

      Total Beverage operates retail discount beverage superstores in the Washington, D.C. metropolitan area. The stores carry a wide range of foreign and domestic beers and wines as well as non-alcoholic beverages. The Corporation organized Total Beverage Corporation on January 26, 1993 and purchased the assets for the first store on February 27, 1993 from Shoppers Food for approximately $1,494,000. In October 1993 Total Beverage opened two additional stores and after 14 months of disappointing sales volume at one location, closed that store. Total Beverage recorded a closed store reserve of approximately $5,595,000 for future lease obligations associated with this store. On April 1, 1995, Total Beverage opened a new store, putting its store count back to three and is seeking locations for additional stores.

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

Dart Financial Operations

      Dart Financial bought and held bankers' acceptances. As of July 31, 1994, all the bankers' acceptances matured and Dart Financial discontinued buying and holding financial instruments. The funds were returned to the Corporation in the form of United States Treasury Bills. All bankers' acceptances were obligations of Japanese banks with a minimum credit rating of A1/P1 and were secured further by the underlying commodities.

Competition

      The market for the products and services provided by the Company's retail discount specialty operations is highly competitive. The stores compete with retail outlets, including drug stores, supermarkets, department stores, hardware stores, variety stores, auto parts stores and book stores.
Competitors range from small independent stores to large regional and national chains, many of which have greater resources than the Company. The stores encounter strong competition with respect to the prices at which they sell their products and services. Many companies are engaged in real estate development and many have greater resources than CMREC.

Employees

      On January 31, 1995, the Company employed approximately 5,000 full-time and 5,700 part-time persons (including approximately 1,300 full-time and 2,500 part-time persons at Shoppers Food). The Company considers its relations with employees to be good.

Changes in Management

      Robert M. Haft's employment as President and Chief Operating Officer of the Corporation terminated in June 1993. In August 1993, Ronald S. Haft was elected President and Chief Operating Officer of the Corporation. Robert M. Haft's employment as Chief Executive Officer and President of Crown Books concluded in November 1992 upon the employment and election of Glenn Hemmerle to those two positions. Robert Haft continued to serve as Chairman of Crown Books until June 25, 1993. Thereafter, Herbert H. Haft resumed the position of Chairman of the Board of Crown Books.

      In June 1994, Glenn E. Hemmerle resigned all positions with Crown Books. Crown Books then sought to replace Mr. Hemmerle and in the interim Ronald S. Haft was appointed Crown Books' President and Chief Executive Officer and Ron Marshall was appointed its interim Chief Operating Officer.

      Effective October 1, 1994, Ron Marshall resigned his positions with the Company. In addition to serving as Crown Books' interim Chief Operating Officer, Mr. Marshall had served as Chief Financial Officer of the Corporation and Crown Books and Principal Financial Officer of Trak Auto.

      Subsequent to Mr. Marshall's departure, the Board of Directors of Crown Books appointed E. Steve Stevens as Senior Executive Vice President and Chief Operating Officer, and, on an interim basis, Robert A. Marmon as Chief Financial Officer in October 1994. Also in October 1994, Mr. Marmon was appointed, on an interim basis, as Chief Financial Officer of the Corporation and Principal Financial Officer of Trak Auto.

      The Board of Directors of each of the Corporation, Crown Books and Trak Auto was reconstituted in 1993 to include five new directors, four of whom are neither officers or employees of the Company. Bonita A. Wilson and Douglas M. Bregman were elected directors of the Corporation, Crown Books and Trak Auto in June 1993. Ronald S. Haft was appointed President and Chief Operating Officer of the Corporation on August 1, 1993 and was elected a director of the Corporation, Crown Books and Trak Auto on July 28, 1993. H. Ridgely Bullock and Larry G. Schafran were elected as directors by the respective boards of the Corporation, Crown Books and Trak Auto on December 20, 1993. Robert M. Haft and Gloria G. Haft ceased to be directors of the Corporation, Crown Books and Trak Auto in June 1993.

      On September 7, 1994, the Board of Directors of the Corporation established an Executive Committee comprised of the Corporation's outside directors to conduct the affairs of the Corporation with respect to matters that are the subject of dispute between the Chairman of the Board and Chief Executive Officer of the Corporation, Herbert H. Haft, and the President and Chief Operating Officer of the Corporation, Ronald S. Haft. On October 11, 1994, the Boards of Directors of Trak Auto, Crown Books and Total Beverage each established an Executive Committee of their respective Boards of Directors comprised of the same outside directors, with authority parallel to that of the Corporation's Executive Committee. The disputes between Herbert Haft and Ronald Haft concerning issues involving the Corporation have been extensive. Accordingly, the Executive Committee has assumed day-to-day involvement in these disputed issues and other matters affecting the Corporation, in particular matters relating to litigation to which the Corporation is a party. The continuing role of the Executive Committee is dependent upon future developments.

      The Directors appointed to the Executive Committee were Douglas Bregman,
H. Ridgely Bullock, Larry G. Schafran and Bonita Wilson, with Mr. Bullock as the Chairman of the Executive Committee. After Mr. Bullock died in December 1994, Mr. Schafran was elected Chairman of the Executive Committee in January 1995.

      A Standstill Agreement entered into in September 1994 in connection with a lawsuit filed by Ronald S. Haft against the Corporation (the "Standstill Agreement") provides, among other things, that the Corporation may not, until further order is entered by the Delaware Court of Chancery, (i) change the current composition of the board of directors of the Corporation or any of its subsidiaries, or (ii) change the current Haft family officers of the Corporation or any of its subsidiaries. See Item 3. - Legal Proceedings.

Segment Information

      See Note 19 to the Consolidated Financial Statements.

Item 2.  Properties

      Dart Group Corporation

      The Corporation leases its headquarters building and distribution center of approximately 271,000 square feet in Landover, Maryland from a private partnership in which members of the Haft family own all of the beneficial interests. The lease is for 30 years and six months, commenced in October 1985, and provides for increasing rental payments over the term of the lease. The current annual rental is $1,884,000 and the lease requires the payment for maintenance, utilities, insurance and real estate taxes. The Corporation has sublet 210,000 square feet of the headquarters building and distribution center to Trak Auto and 28,000 square feet to Crown Books. In addition, the Corporation has a lease agreement with the aforementioned partnership for land adjacent to the headquarters building and distribution center. Trak Auto pays the carrying cost for the land. The lease is co-terminus with the headquarters building and distribution center lease and provides for current annual rental of $35,000 with increases of 3% per year.

      Trak Auto

      All of Trak Auto's 282 stores are leased. As of January 28, 1995, the total minimum payments for Trak Auto's retail stores aggregated approximately $94,286,000 to lease expiration dates. The lease expiration dates (without regard to renewal options) range from 1995 to 2013. Twenty-four of these leases, are with entities in which members of the Haft family have all or substantially all the beneficial interest, two are with CMREC shopping centers and two are subleased from Crown Books.

      Trak Auto leases a 176,000 square foot warehouse located in Bridgeview, Illinois from a private partnership in which Haft family members own all of the partnership interests. The lease is for thirty years and six months, provides for rental payments increasing approximately 15% every five years over the term of the lease and commenced April 1984. The current annual rental is $651,000. The lease also requires Trak Auto to pay for maintenance, utilities, insurance and real estate taxes on the warehouse. Under the terms of the lease agreement, Dart is jointly and severally liable for the lease obligations.

      Trak Auto also leases a 317,000 square foot warehouse located in Ontario, California from a private partnership in which Haft family members own all of the partnership interests. The lease is for 20 years and provides for increasing rental payments, based upon the Consumer Price Index for the Los Angeles area, over the term of the lease. The lease commenced December 1989. The current annual rental is $1,374,000. The lease also requires Trak Auto to pay for maintenance, utilities, insurance and real estate taxes on the warehouse.

      Crown Books

      All of Crown Books' 196 stores are leased. As of January 28, 1995, the total minimum payments for Crown Books' retail stores aggregated approximately $100,409,000 to the lease expiration dates. The lease expiration dates (without regard to renewal options) range from 1995 to 2009. Nine of these leases are with entities in which members of the Haft family have all or substantially all the beneficial interest and three are with CMREC shopping centers.

      Crown Books leases 23,300 square feet of office and warehouse space in Addison, Illinois. The lease commenced in January 1993 and has a term of ten years with one five-year renewal option. The annual rent is $143,000 for the each of the first five years and increases to $156,000 for each of the second five years. The lease also obligates Crown Books to pay maintenance, utilities, insurance and real estate taxes.

      Crown Books leases 28,000 square feet of office and warehouse space in Mirada, California. The lease commenced in May 1990 and has a term of five years with two five-year renewal options. The annual rent is $138,000 for the each of the first five years and, if the option is exercised, increases to $154,500 for each of the second five years. The lease also obligates Crown Books to pay maintenance, utilities, insurance and real estate taxes.

      Shoppers Food

      Shoppers Food leases 32 stores and owns one store. As of January 31, 1995, the total minimum payments for Shoppers Food's 32 retail stores and equipment under lease aggregated approximately $113,553,000 to the lease expiration dates. The lease expiration dates (without regard to renewal options) range from 1995 to 2013. Seven of these leases are with entities in which members of the Haft family have all or substantially all the beneficial interest and one is with a CMREC shopping center.

      Shoppers Food has a lease agreement with a limited partnership in which members of the Haft family and the owners of the other 50% interest in Shoppers Food own all of the beneficial interests for approximately 86,000 square feet of space in an office building in Lanham, Maryland. The lease commenced January 1991, is for 20 years and the current annual rental is $1,299,000. Shoppers Food has sublet approximately 36,000 square feet of the office to unaffiliated third parties.

      Total Beverage

      Total Beverage's two stores are leased. As of January 31, 1995, the total minimum payments for Total Beverage's retail stores under lease aggregated approximately $7,903,000 to the lease expiration dates. The lease expiration dates (without regard to renewal options) range from 1995 to 2008. One lease agreement is with a partnership in which members of the Haft family have all or substantially all the beneficial interest and one is with a CMREC shopping center.

      CMREC

      As of January 31, 1995, CMREC owned a 75% interest in two shopping centers located in Greenbelt and Silver Spring, Maryland, a 51% interest in a shopping center and office building located in Fairfax, Virginia and 51% interest in a shopping center located in Prince William County, Virginia. The remaining interests in these properties are owned by partnerships in which members of the Haft family own all the beneficial interests. At January 31, 1995, the total minimum rental revenues for these properties aggregated approximately $128,259,000 to the lease expiration dates, which range from 1995 to 2011.

      Pennsy Warehouse Facility

      As previously disclosed, the Executive Committee undertook a legal review of leases covering approximately 533,800 square feet of space in certain warehouses located at 3301 Pennsy Drive, Landover, Maryland (the "Pennsy Leases"), beginning late in the third quarter of the year ending January 31, 1995. By their terms, the Pennsy Leases, which run to 2016, require annual rental payments of $855,000 subject to escalation in 1996 and thereafter based on increases in the Consumer Price Index. The lease terms also require the lessee to pay real estate taxes, insurance, utilities and maintenance expenses. Trak Auto has a sublease agreement for 6,500 square feet of warehouse space for a term of one year with nine one-year options at an annual rent of $21,000 to increase to $24,000 per year in the last five option periods. Shoppers Food Warehouse has a month-to-month lease for 6,000 square feet of space at approximately $2,000 per month.

      As a result of this review, on February 10, 1995, the Corporation filed a complaint in Circuit Court for Prince George's County, Maryland, alleging, inter alia, breaches of fiduciary duty, waste and other irregularities by certain members of the Haft family and others in connection with the Pennsy Leases, and in particular with the resumption of rental payments for these warehouses in 1991 following the bankruptcy of the prior tenant, Dart Drug Stores, Inc. The complaint seeks rescission of the Pennsy Leases, restitution of rent paid since 1991 and other monetary damages. The Corporation is holding all sublease income received from Trak Auto and Shoppers food Warehouse in escrow, pending resolution of this litigation. See Item 3. - Legal Proceedings and Item 13. - Certain Relationships and Related Transactions, and see Notes 4, 5 and 9 to the Consolidated Financial Statements.

      The Executive Committees of the Corporation, Crown Books and Trak Auto have also undertaken a legal review of other leasing arrangements and real estate related transactions between the Company and Haft-owned entities. This review is ongoing and the Executive Committees have not yet determined whether other actions will be taken as a result of this legal review.

Item 3.   Legal Proceedings

Robert M. Haft Employment Litigation

      In August 1993, Robert M. Haft, the former president of Crown Books and the Corporation, filed a lawsuit in the United States District Court for the District of Delaware, Robert M. Haft v. Dart Group Corporation, et al. (D. Del. Civil Action No. 93-384-SLR), naming as defendants the Corporation and two of its subsidiaries, Crown Books and Trak Auto. The complaint, as amended, alleged breach of contract regarding various employment, stock option, stock incentive and loan agreements and sought declaratory judgment regarding a stock incentive agreement and a possible right by Robert M. Haft to acquire an interest in Total Beverage, all in connection with the termination of Robert M. Haft's employment in June 1993. The complaint, as amended, sought unspecified damages, costs and attorneys' fees.

      On September 20, 1994, a jury found that the Corporation had breached its employment contract with Robert M. Haft and awarded him damages against the Corporation (equivalent to the compensation projected to be due over a ten-year period) in the amount of $18,856,964. The jury also found that Crown Books had breached an employment agreement with Robert Haft and awarded him damages (equivalent to the compensation projected to be due over a ten-year period) against Crown Books in the amount of $12,800,910.

      The jury also found that Robert M. Haft did not voluntarily terminate his employment within the meaning of his Incentive Stock Agreement ("ISA") with Crown Books. Under the terms of the ISA, a voluntary termination by Robert M. Haft of his employment would have allowed Crown Books to repurchase all or a portion of 100,000 shares of stock issued to Robert Haft by Crown Books pursuant to the ISA, subject to certain transfer restrictions, in return for a non-interest bearing promissory note, discounted at an effective rate of 11%, for $203,750, due January 2, 2004. The jury's finding would preclude Crown Books from making such a repurchase.

      Robert M. Haft asked the judge presiding over the case to award him additional damages in the amount of approximately $2.4 million based on the failure of Crown Books to deliver 100,000 shares of unrestricted common stock of Crown Books, which he would have a right to receive under the ISA in the event of his termination without cause by Crown Books, when he demanded them in August of 1993. Robert M. Haft also requested a declaratory judgment on his claim against the Corporation, Crown Books and Trak Auto arising from certain stock options granted to him by those corporations and his claim that he has a purchase option for an interest in Total Beverage.

      On February 22, 1995, the federal district court in Robert M. Haft's employment litigation made the following rulings against the Corporation, Crown Books and Trak Auto:

      (1) The court found that Robert M. Haft was entitled to damages in the amount of $2,146,250, plus interest, based on the failure of Crown Books to deliver 100,000 shares of unrestricted Crown Books common stock when he demanded them in August of 1993;

      (2) The court found that Robert M. Haft was entitled to exercise certain employee stock options under the 1981 and 1992 Stock Option Plans of the Corporation, the Crown Books Stock Option Plan adopted March 12, 1987, and the Trak Auto Corporation Stock Option Plan adopted March 24, 1987. As to options that had expired during the pendency of the case, the court extended the time for exercise for a period equal to the period from June 30, 1993 to the expiration date. As to options that had not yet expired, the court extended the exercise date for a period equal to the period from June 30, 1993 until final judgment was entered. (Under the relevant plans, Robert M. Haft would be entitled to exercise options for 50,000 of Class A Common Stock, $1.00 par value per share (the "Class A Common Stock"), of Dart having exercise prices of $71.50 - $104.50 per share, 80,000 shares of Crown Books Common Stock having exercise prices of $21.45 - $23.93 per share and 40,000 shares of Trak Auto Common Stock having exercise prices of $6.60 - $13.75 per share.); and

      (3) The Court found that Robert M. Haft has the right to purchase for $149,400 ten percent of the Corporation's interest in the entity that acquired the assets of Total Beverage's Chantilly, Virginia store.

      The Court entered final judgment on all claims in this lawsuit on March 23, 1995. On April 6, 1995, the Corporation and Crown Books filed a motion for a new trial and/or reduction of damages with the court, challenging the Court's breach of contract findings, damages awards and certain evidentiary rulings. Depending upon the outcome of this motion, the Corporation, Crown Books and Trak Auto may also file an appeal challenging some or all of the rulings in this lawsuit.

      The Corporation has reserved approximately $32,200,000 for these judgments and has expensed the remaining unamortized deferred compensation associated with the ISA totaling $1,424,000 (before income taxes).

Derivative Litigation

      In September 1993, Alan R. Kahn and the Tudor Trust (the "Kahn Derivative Plaintiffs"), shareholders of the Corporation, filed a lawsuit in the Delaware Court of Chancery for New Castle County naming as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, Bonita A. Wilson, Combined Properties, Inc., Combined Properties Limited Partnership, and Capital Resources Limited Partnership. The suit is brought derivatively and names as nominal defendants the Corporation, Trak Auto, Crown Books, Shoppers Food, Total Beverage, and CMREC.

      The complaint, as amended on January 12, 1995, alleges waste, breach of fiduciary duty, violation of securities laws and entrenchment in connection with various lease agreements between the Combined Properties defendants and the Corporation and its subsidiaries, the termination of Robert M. Haft, the compensation paid to Ronald S. Haft and Herbert H. Haft, the Corporation's employment agreement with Ronald S. Haft dated August 1, 1993 (the "Agreement"), the sale of 172,730 shares of Class B Common Stock, $1.00 par value per share (the "Class B common Stock"), of Dart by Herbert H. Haft to Ronald S. Haft and the compensation paid to the Executive Committee. Plaintiffs seek an accounting of unspecified damages incurred by the Corporation, voiding of the options sold to Ronald S. Haft, appointment of a temporary custodian to manage the affairs of the Corporation or to oversee its recapitalization or sale and costs and attorneys' fees.

      On April 27, 1995, the Kahn Derivative Plaintiffs and the Special Litigation Committee of the Corporation's Board of Directors filed a Stipulation and Order which, if entered by the Court, will (1) dismiss claims against

Douglas M. Bregman and Bonita Wilson; and (2) realign the Corporation as a party plaintiff to the amended complaint.

In November 1993, Robert M. Haft filed another lawsuit in the Delaware Court of Chancery for New Castle County. The lawsuit names as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, and Bonita A. Wilson, and also names the Corporation as a nominal defendant. The complaint derivatively alleges interested director transactions, breach of fiduciary duty and waste in connection with the Agreement. Robert M. Haft also brings individual claims for breach of contract and dilution of voting rights in connection with the sale of the shares of Class B Common Stock by Herbert H. Haft to Ronald S. Haft and the Agreement. The complaint seeks rescission of the sale of such shares and the Agreement, unspecified damages from the individual directors, and costs and attorneys' fees.

      A Special Litigation Committee consisting of two outside, independent directors of the Corporation, Crown Books and Trak Auto was appointed by the Board of Directors to assess, on behalf of the Corporation, whether to pursue, settle or abandon the claims asserted in these two derivative lawsuits. In September 1994, the Special Litigation Committee moved for dismissal of certain claims in those derivative lawsuits and for realignment of the parties to permit the Corporation to prosecute other claims in those derivative lawsuits.

      In September 1994, Jolien Lou, a purported shareholder of Crown Books, filed a lawsuit in the Delaware Court of Chancery for New Castle County naming as defendants Herbert H. Haft, Glenn E. Hemmerle, Ronald S. Haft, Douglas M. Bregman, H. Ridgely Bullock, Larry B. Schafran and Bonita A. Wilson. The suit is brought derivatively and names Crown Books as nominal defendant. The complaint, as amended on February 24, 1995, alleges waste and breach of fiduciary duty in connection with the termination of Robert M. Haft from his position at Crown Books in 1993 and in connection with Herbert H. Haft's management of Crown Books. The amended complaint also alleges legal malpractice against a lawyer advising the Corporation at that time. Plaintiff seeks unspecified damages incurred by Crown Books, and costs and attorneys' fees. Ronald S. Haft and Glenn E. Hemmerle have been dismissed without prejudice from this lawsuit. Crown Books and other defendants have filed a motion to dismiss this lawsuit.

      Given that these derivative lawsuits are brought in the name of the Corporation and its subsidiaries, recovery in them would inure to the benefit of the Corporation and its subsidiaries if the claims are successfully litigated or settled. Therefore, in the opinion of management, resolution of these actions will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Ronald S. Haft Stock Options

      On September 6, 1994, Ronald S. Haft tendered to the Corporation a letter requesting:

      (1) to exercise, effective immediately, options (the "Options") to purchase, at an exercise price of $89.65 per share, 197,048 shares (the "Option Shares") of Class B Common Stock and

      (2) to exercise his right under the Agreement, effective immediately, to obtain a loan from the Corporation in the amount of $17,665,353.20, for part of the exercise price of the Options.

      Together with that letter, Ronald S. Haft tendered to the Corporation a check payable to the Corporation in the amount of $197,048 as payment of the par value of the Option Shares; and an executed unsecured promissory note of Ronald S. Haft payable to the order of the Corporation in the amount of $17,665,353.20, the balance of the exercise price for the Option Shares under the Options.

      The Corporation has rejected the validity of Ronald S. Haft's exercise of the Options and the promissory note tendered in connection therewith. Issuance of the Option Shares has not been recorded in the stock records of the Corporation, the Corporation has returned his $197,048 check, and the Corporation has not issued any stock certificate to Ronald S. Haft for the Option Shares. The Corporation delivered to Ronald S. Haft a check in the amount of the $985,000 price (plus interest) previously paid by him for the Options, but he returned the check to the Corporation. These funds are now in an interest bearing escrow account.

      On September 12, 1994, Ronald S. Haft filed a lawsuit against the Corporation (Ronald S. Haft v. Dart Group Corporation, Del. Ch., C.A. No. 13736) (the "Options Lawsuit") in the Delaware Court of Chancery for New Castle County seeking a court order that the Corporation issue the Option Shares and grant him a loan of $17,665,353.20 to be used as part of the payment for such shares. See Note 6 to the Consolidated Financial Statements and Item 13 - Certain Relationships and Related Transactions for a description of the Agreement.

      The Corporation has denied the validity of the Options and the Agreement and is contesting the Options Lawsuit. On November 14, 1994, the Court of Chancery entered a Memorandum Opinion denying Ronald S. Haft's motion for summary judgment.

      In connection with this proceeding, on September 14, 1994, the Standstill Agreement agreed to on behalf of the Corporation and Ronald S. Haft was ordered by the Delaware Court of Chancery. The Standstill Agreement restricts certain actions by the Corporation until further order of the court. In particular, the Corporation may not, without further order of the court: (i) change its Certificate of Incorporation or Bylaws; (ii) change the current composition of the Board of Directors of the Corporation or its subsidiaries; (iii) change the current Haft family officers of the Corporation or its subsidiaries; (iv) issue any additional securities of the Corporation or any of its subsidiaries; or (v) take any extraordinary actions that would result in (a) the liquidation of the Corporation or any of its subsidiaries, (b) the sale of any major subsidiary of the Corporation, or (c) the disadvantage of any Class B Common Stockholder of the Corporation through any debt transaction.

      In December 1994, Ronald S. Haft filed a motion for contempt against the Corporation, Herbert H. Haft, Larry G. Schafran and Bonita A. Wilson, alleging a breach of the Standstill Agreement. In his motion, Ronald S. Haft asserted that the defendants violated the prohibition on the issuance of additional securities of the Corporation by approving certain employee stock option grants pursuant to existing stock option plans of the Company, and by approving a form of employment contract for executives of the Company that contains a provision for stock option grants. The Corporation opposed this motion and moved for clarification or waiver of the Standstill Agreement with respect to the issuance and exercise of employee stock options that would (i) allow the Corporation to grant stock options to its employees, other than members of the Haft family, in a way that complies with the past practice of the Corporation and (ii) allow the Corporation to issue stock pursuant to the exercise of options granted prior to September 14, 1994. A hearing on these matters was held on April 18, 1995 at which the court denied the motion for contempt and issued an order stating that the Standstill Agreement did not enjoin the exercise of stock options granted prior to September 14, 1994, or the issuance of stock options to employees approved by the Board of Directors in December 1994.

      In December 1994, the Delaware Court of Chancery granted a motion by the Kahn Derivative Plaintiffs to intervene permissively as defendants in the Options Lawsuit on their own behalf. Subsequently, on January 20, 1995, Ronald
S. Haft and the Kahn Derivative Plaintiffs filed a Stipulation and Agreement of Compromise, Settlement, and Release (the "Settlement Agreement"), in which they purported to settle the Options Lawsuit. As part of the putative Settlement Agreement, Ronald S. Haft's exercise of the Options would have been allowed.

      The Corporation filed a brief opposing the Settlement Agreement on March 8, 1995, which brief contained as an exhibit a memorandum (the "Memorandum") responding to the terms of the Settlement Agreement. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for further description of the Memorandum. On March 10, 1995, the Kahn Derivative Plaintiffs withdrew from the putative Settlement Agreement. Trial in the Options Lawsuit is currently scheduled for July 17, 1995.

Pennsy Warehouse Litigation

      The Executive Committee of the Corporation undertook a legal review of the Pennsy Leases, beginning late in the third quarter of the year ended January 31, 1995. By their terms, the Pennsy Leases, which run to 2016, require annual rental payments of $885,000 subject to escalation in 1996 and thereafter based on increases in the Consumer Price Index. The lease terms also require the lessee to pay real estate taxes, insurance, utilities, and maintenance expenses. At the end of the third quarter of the year ended January 31, 1995, the Corporation reserved $32.3 million for the obligations represented by the Pennsy Leases, which is the present value (discounted at 6%) before estimated inflation of 4% of the approximately $82.0 million that the Corporation projects it would be required to expend under the leases over the balance of the term.

      As a result of this review, on February 10, 1995, the Corporation filed a complaint in Circuit Court for Prince George's County, Maryland, alleging, inter alia, breaches of fiduciary duty, waste and other irregularities by certain members of the Haft family and others in connection with the Pennsy Leases, and in particular with the resumption of rental payments for these warehouses in 1991 following the bankruptcy of the prior tenant, Dart Drug Stores, Inc. The complaint seeks rescission of the Pennsy Leases, restitution of approximately $3.4 million of rent paid since 1991 and other monetary damages. See Notes 4 and 5 to the Consolidated Financial Statements.

      The Executive Committees of the Corporation, Trak Auto and Crown Books have also undertaken a legal review of other leasing arrangements and real estate related transactions between the Company, on the one hand, and Haft-owned entities, on the other hand. See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operation, Item 13. - Certain Relationships and Related Transactions and Note 4 to the Consolidated Financial Statements. The review is ongoing and the Executive Committees have not yet determined whether other actions will be taken as a result of this legal review.

Robert M. Haft Options Litigation

      On February 10, 1995, Robert M. Haft filed a complaint in the United States District Court for the District of Delaware against the Corporation seeking specific performance or damages in connection with the refusal of the Corporation to issue shares of Class A Common Stock to him pursuant to his exercise of certain options purportedly granted to him by the Corporation. Robert M. Haft allegedly received these options on three separate occasions:
(1) pursuant to the Dart Drug Corporation Executive Non-Qualified Stock Option Plan (the "1983 Plan"), pursuant to which Robert M. Haft allegedly received options to purchase 120,000 shares of Class A Common Stock; (2) pursuant to the Dart Group Corporation 1987 Executive Non-Qualified Stock Option Plan (the "1987 Plan"), pursuant to which Robert M. Haft allegedly received options to purchase 99,750 shares of Class A Common Stock; and (3) pursuant to a Stock Option Agreement (the "1989 Agreement") dated as of August 30, 1989, among the Corporation, Dart/SFW Corp. ("Dart/SFW"), a wholly-owned subsidiary of the Corporation that holds the Corporation's interest in Shoppers Food, and Robert
M. Haft, under which Robert M. Haft allegedly received options to purchase 10 shares (or 10%) of stock of Dart/SFW.

      The Executive Committee undertook a legal review of the options granted to Robert Haft pursuant to the 1983 Plan, the 1987 Plan and the 1989 Agreement. As a result of this review, the Corporation is contesting the validity of these options. See Notes 3, 9 and 14 of the Consolidated Financial Statements.

Total Beverage Litigation

      In October 1993, the Corporation and two of its wholly-owned subsidiaries, Total Beverage and Total Beverage G.B., Inc., filed a lawsuit in the United States District Court for the Eastern District of Virginia styled The Dart Group Corporation v. The Globe Distributing Company of Virginia, Inc., d/b/a The Forman Distributing Company of Virginia, Inc., et al., CA No. 93-1307-A (E.D. Va.). The lawsuit named as defendants The Globe Distributing Company, Inc. d/b/a The Forman Distributing Company of Virginia, Inc. ("Forman"), four other Virginia wine wholesalers, and several of their principals. The complaint, as amended, alleged violations of the federal and Virginia state antitrust laws and intentional tortious interference with contract by reason of an alleged conspiracy among the wholesalers to divide territories and allocate customers. The complaint, as amended, sought injunctive relief and unspecified damages, costs and attorneys' fees. In January 1994, the defendants filed counterclaims against the plaintiffs for defamation, conspiracy to injure in reputation, trade and business, conspiracy to coerce and compel, tortious interference with contractual relations and business expectancies, and violation of the Lanham Act.

      During the year ended January 31, 1995, all claims and counterclaims in these actions were settled. The terms and conditions of the settlement agreement has not had a material adverse effect on the consolidated financial condition or operating results of the Company.

Other

      Pursuant to an agreement between the Corporation and the Securities and Exchange Commission ("SEC") resolving the SEC's investigation of the Corporation's status as an investment company under the Investment Company Act of 1940 (the "1940 Act"), on February 28, 1990, the SEC filed with the U.S. District Court for the District of Columbia a complaint for injunction and other relief against the Corporation alleging that the Corporation had been since June 30, 1984 an investment company as defined in the 1940 Act and had engaged in certain activities prohibited by the 1940 Act without registering as an investment company. The SEC sought in the complaint an injunction banning the Corporation and its representatives from engaging in activities prohibited by the 1940 Act without first registering as an investment company. At the same time, the Corporation, without admitting or denying these allegations, consented to the entry of a final judgment (1) enjoining the Corporation, should it become an investment company in the future, from engaging in certain activities prohibited by the 1940 Act in the absence of an applicable exemption or unless the Corporation is registered as an investment company, and (2) requiring the Corporation, on a quarterly basis for a three year period, to provide the SEC with certain information concerning the composition of its assets and income.

      In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, liabilities, if any, will not have a material affect upon the consolidated financial condition and results of operations of the Company.

      The Corporation has recorded expenses of approximately $18.4 million and $8.0 million during the years ended January 31, 1995 and January 31, 1994, respectively, for legal expenses incurred during these years. These amounts include estimated future expenses likely to be considered necessary to resolve all litigation discussed above.

Item 4.   Submission of Matters to a Vote of Security Holders

     Inapplicable.




                                    PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
         Matters

      The Class A Common Stock is quoted on the Nasdaq under the symbol DARTA. The following table sets forth the range of the high and low sale prices for the Class A Common Stock, as reported by the Nasdaq, and the dividends declared for the fiscal quarters indicated.

Class A Common Stock

                                                            Dividends
Quarter Ended               High             Low           Declared Per Share
- -------------               ----             ---           ------------------
April 30, 1993               87               74               .03 1/3
July 31, 1993                88               76               .03 1/3
October 31, 1993             88 1/2           77               .03 1/3
January 31, 1994             88 1/2           79               .03 1/3

April 30, 1994               87               78               .03 1/3
July 31, 1994                83               70               .03 1/3
October 31, 1994             90               71 3/4           .03 1/3
January 31, 1995             92               72               .03 1/3


      There were approximately 360 record holders of the Class A Common Stock as of April 10, 1995.

      No public trading market exists for the Class B Common Stock. The Corporation has never paid dividends to the holders of Class B Common Stock and does not expect to do so in the foreseeable future. There were 4 record holders of the Class B Common Stock as of April 10, 1995.

Item 6.   Selected Financial Data

Income Statement Data:  (in thousands, except per share data)

                                                           Fiscal Year
                          ---------------------------------------------------------------------------
                               1995         1994            1993           1992           1991
                          -------------   ----------     ----------     ----------    ---------------
Revenues                  $  967,428      $1,376,543     $1,272,677    $1,195,148     $1,083,583
Unusual items                  -               -              3,894         -              1,829
Income (loss) before
  minority interests
  and income from
  unconsolidated
  subsidiary                 (78,022)           (225)        11,652        18,113         18,623
Minority interests (1)         4,235          (6,512)        (8,143)      (11,802)       (10,473)

Income (loss) from
  unconsolidated
  subsidiary                      (5)          -              -             -              -
Income (loss) before
  extraordinary item
  and cumulative effect
  of accounting change       (73,792)         (6,737)         3,509         6,311          8,150
Extraordinary item:
  Repurchase of
    debentures (2)             -               -               (885)       (1,589)           104
Cumulative effect of
  change in accounting
  principle (3)                -               -              1,135         -              -
                          ----------       ---------      ---------     ---------      ---------
Net Income (loss)         $  (73,792)     $   (6,737)     $   3,759     $   4,722      $   8,254
                          ==========       =========      =========     =========      =========

Per share data:
Income (loss) before
  extraordinary item
  and cumulative effect
  of accounting
  change                  $   (39.57)     $    (4.10)     $    1.91     $    3.46      $    4.36
Extraordinary item:
  Repurchase of
    debentures (2)             -               -               (.48)         (.87)           .06
Cumulative effect of
  change in accounting
  principle (3)                -               -                .62         -              -
                          ----------      ----------      ---------     ---------       --------
Net Income (loss)         $   (39.57)     $    (4.10)     $    2.05     $    2.59      $    4.42
                          ==========      ==========      =========     =========      =========

Cash dividends
  declared per
  share of Class A
  common stock            $     0.13      $     0.13      $    0.13     $    0.13      $    0.13
                          ==========      ==========      =========     =========      =========

Balance Sheet Data:                                 (in thousands)
- -------------------                                   Fiscal Year
                        ---------------------------------------------------------------------
                           1995           1994           1993           1992          1991
                        ----------     ----------     ----------     ----------    ----------
Working capital        $  180,415      $  281,242     $  267,801    $  260,374     $  369,061
Total assets (1)          706,489         802,898        722,379       696,395        704,080
Long-term
  Obligations             170,417         151,818        120,231        92,096        178,310
Stockholders'
  Equity                  199,363         274,307        279,239       276,476        271,896

(1) As of January 31, 1995 the Corporation owned 64.8% of the common stock of Trak Auto. Subsequent to January 31, 1995, Trak Auto repurchased approximately 310,000 shares of its outstanding common stock through a tender offer. The Corporation now owns 68.3% of the common stock of Trak Auto. The Corporation owned 51.4% of the common stock of Crown Books.

      The accounts of Shoppers Food are consolidated with the Corporation's through May 28, 1994, but not thereafter, as a result of a reduction of the Corporations' ownership to 50%. The Corporation's investment in Shoppers Food is reflected in the financial statements using the equity method of accounting for periods subsequent to May 28, 1994

      On December 31, 1989, partnerships in which CMREC holds a 75% interest purchased two shopping centers. The operating results of these partnerships are reported from January 1, 1990. On March 12, 1991, CMREC acquired a 51% interest in two partnerships that own the Greenbriar Town Center in Chantilly, Virginia. The operating results of these partnerships are reported from March 12, 1991. In January 1993, CMREC acquired a 51% interest in a partnership that owns Bull Run Plaza in Manassas, Virginia. The operating results of this partnership are reported from January 1, 1993.

(2)   See Note 16 to the Consolidated Financial Statements.

(3) The 1993 cumulative effect of a change in accounting principles was the result of Trak Auto's adopting Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      On September 7, 1994, the Board of Directors of the Corporation established an Executive Committee comprised of the Corporation's outside directors to conduct the affairs of the Corporation with respect to matters that are the subject of dispute between the Chairman of the Board and Chief Executive Officer of the Corporation, Herbert H. Haft, and the President and Chief Operating Officer of the Corporation, Ronald S. Haft. On October 11, 1994, the Boards of Directors of Trak Auto, Crown Books and Total Beverage each established an Executive Committee of their respective Board of Directors comprised of the same outside directors, with authority parallel to that of the Corporation's Executive Committee. The disputes between Herbert Haft and Ronald Haft concerning issues involving the Corporation have been extensive. Accordingly, the Executive Committee has assumed day-to-day involvement in these disputed issues and other matters affecting the Corporation, in particular matters relating to litigation to which the Corporation is a party. The continuing role of the Executive Committee is dependent upon future developments.

      A Standstill Agreement entered into on September 14, 1994 in connection with a lawsuit filed by Ronald S. Haft against the Corporation provides that the Corporation may not, until further order is entered by the Delaware Court of Chancery, (i) change its certificate of incorporation or bylaws, (ii) change the current composition of the board of directors of the Corporation or its subsidiaries, (iii) change the current Haft family officers of the Corporation or its subsidiaries, (iv) issue any additional securities of the Corporation or any of its subsidiaries, or (v) take any extraordinary actions that would result in (a) the liquidation of the Corporation or any of its subsidiaries,
(b) the sale of any major subsidiary of the Corporation, or (c) the disadvantage of any Class B stockholder of the Corporation through any debt transaction. See Item 3. - Legal Proceedings.

      In October 1994, Robert A. Marmon was appointed, on an interim basis, as Chief Financial Officer for the Corporation, each of its wholly-owned subsidiaries and Crown Books, and as Principal Financial Officer for Trak Auto. Robert Marmon reports directly to the Executive Committee and the Board of Directors of each of these companies.

      During the year ended January 28, 1995, Crown Books recorded approximately $18.9 million in restructuring and closed store reserve charges. This was in addition to charges recorded for reserves related to the $34 million judgment entered against the Corporation and Crown Books in favor of Robert Haft (See Item 3. - Legal Proceedings), $23 million in reserves recorded by the Corporation relating to the Pennsy Leases (See Note 5 to Consolidated Financial Statements) and reserves for legal expenses anticipated in future periods.

      The Executive Committees of the Corporation, Trak Auto and Crown Books have undertaken a legal review of leasing arrangements and other real estate related transactions between the Company and Haft-owned entities. On February 10, 1995, the Corporation filed a complaint alleging, inter alia, breaches of fiduciary duty, waste and other irregularities by members of the Haft family in connection with the Pennsy Leases. (See Item 3. - Legal Proceedings). This review is ongoing and the Executive Committees have not yet determined whether other actions will be taken as a result of its legal review of leasing arrangements and other real estate related transactions between the Company and Haft-owned entities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


      The Executive Committee also has conducted a legal review of certain options to purchase stock of the Corporation and Dart/SFW that are claimed by Robert Haft, Herbert Haft, Ronald Haft and other family members of the Haft family. This review has resulted in the Corporation contesting the validity of these options in response to Robert Haft's attempted exercise thereof. See
Item 3. - Legal Proceedings.

      The Corporation has retained an investment banking firm to provide advice concerning the value of the Corporation and the option to purchase Class B Common Stock of the Corporation claimed by Ronald Haft. This retention relates to the Corporation's defense of the Options Lawsuit and certain other issues of shareholder value. The investment banking firm has advised that the current market price of the Corporation's stock is significantly undervalued and has reviewed with members of the Executive Committee potential types of transactions that might enhance value for the Corporation's stockholders. No final decision has been made whether or not the Corporation will engage in any such transactions, and there can be no assurance as to the timing or terms of such transactions, if they occur. Any such transaction may require further order of the Delaware Court of Chancery under the Standstill Agreement any may be opposed by certain controlling stockholders of the Corporation.

LIQUIDITY AND CAPITAL RESOURCES

      Cash, including short-term instruments, and U.S. government and other marketable debt securities are the Company's primary source of liquidity. Cash, including short-term instruments, U.S. government and other marketable debt securities and bankers' acceptances, decreased by $95,673,000 to $191,704,000 at January 31, 1995 from $287,377,000 at January 31, 1994. This decrease was primarily due to the accounts of Shoppers Food no longer being consolidated with the Company. Cash decreases at Crown Books for increased merchandise inventory and payments for January 31, 1994 accounts payable, payments for the Company's legal expenses and capital expenditures were partially offset by Trak Auto's increased cash from current period operating results.

      For the year ended January 31, 1995, the Company realized a pre-tax yield of approximately 3.3% on the bankers' acceptances, approximately 4.1% on United States Treasury Bills and approximately 5.9% on the marketable debt securities. All of the Corporation's bankers' acceptances have matured in the normal course.

      Operating activities (not including Shoppers Food) used $13,421,000 of the Company's funds for the year ended January 31, 1995 compared to providing $38,402,000 of the Company's funds (including Shoppers Food) for the same period one year ago. The primary use of cash for the year ended January 31, 1995 was for the purchase of merchandise inventory, the payments in the current year for the prior year's accounts payable for both inventory and expenses and to the decline in operating results at Crown Books. The decrease was partially offset by the operating results of Trak Auto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


      Investing activities used $36,303,000 of the Company's funds for the year ended January 31, 1995, compared to $71,327,000 for the same period last year. The primary use of cash during the year ended January 31, 1995 was due to the deconsolidation of Shoppers Food (see Note 3 to the Consolidated Financial Statements). During the year ended January 31, 1995, the Company's net purchase/disposition of marketable debt securities was less than the same period last year, a result of the Company's initial purchase of such securities. The Corporation's bankers acceptances all matured and were reinvested in United States Treasury Bills. Capital expenditures decreased $30,655,000 to $15,150,000 compared to last year, primarily due to fewer Super Crown Books stores and Super Trak stores opening this year.

      Financing activities used $4,135,000 of the Company's cash during the year ended January 31, 1995 primarily due to CMREC's principal payments under mortgage obligations and CMREC's Greenbriar Center's cash distribution to its minority partner (Combined Properties, Inc.). During the year ended January 31, 1994, financing activities provided $18,797,000 to the Company primarily due to CMREC's Bull Run Plaza obtaining a $9,750,000 mortgage.

      The Corporation, together with Crown Books and Trak Auto, has a $6,000,000 revolving credit facility agreement. As of January 31, 1995 there has been no borrowing under this credit agreement. See Note 10 to the Consolidated Financial Statements.

      At January 31, 1995, Crown Books had two signed leases for Super Crown stores and four signed agreements for additional space in existing stores, Trak Auto had eight signed leases for new Super Trak stores and three signed agreements for additional space in existing stores for conversions to Super Trak stores and CMREC's Bull Run Plaza had completed renovation and expansion.

      The Company anticipates that funds necessary to fund these capital expenditures, as well as purchase inventory for new stores, meet the Company's long-term lease obligations, and pay current liabilities (including judgments in the Robert M. Haft employment litigation) will come from operations, existing current assets and, if necessary, the aforementioned credit agreement.

      During the year ended January 31, 1995, the Corporation recorded reserves totaling $63 million in administrative expenses. These reserves are discussed in the footnotes to the accompanying financial statements. The principal components of the reserves include:

               Pennsy Warehouse Lease Reserves           $23,000,000
               Robert M. Haft Employment Litigation       19,000,000
               Legal and Other                            21,000,000
                                                         -----------
                                                         $63,000,000
                                                         ===========


      As a result of the Executive Committee's legal review relating to the Pennsy Leases, it was determined that the existence of asbestos and the cost of the Pennsy Leases between the Corporation and a Haft-owned entity, would substantially impair the future cash flows of the Corporation for the foreseeable future. Accordingly, the Corporation revised its expectations of future sublease income and increased the reserve for the obligations represented by these leases to $32.3 million from $9.6 million, an increase of $22.7

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

million, during the year ended January 31, 1995. As a result of the legal review, on February 10, 1995 the Corporation filed a complaint for rescission of the Pennsy Leases for the return of rent paid since the reassumption of the Pennsy leases. See Item 3. - Legal Proceedings and Note 5 to the Consolidated Financial Statements.

      As a result of the judgment rendered against the Corporation in favor of Robert M. Haft, the Corporation reserved an additional $19 million.

      Finally, included in legal and other is a reserve of approximately $10.0 million for future legal and other expenses related to litigation involving the Corporation (other than the Robert M. Haft employment litigation) and approximately $11.0 million for the estimated fair value of the Dart/SFW stock over the exercise price of the options.

      In addition, a comprehensive review of Crown Books was begun by its new Chief Operating Officer and interim Chief Financial Officer shortly after their appointments in October of 1994. That review, which continued into February of 1995, identified opportunities to improve Crown Books' profitability, organization, staffing, computer systems, and operating controls. The initial review found that Crown Books still had a majority of its stores in the original Classic Crown Books stores format and concluded that many of these Classic Crown Books stores were not generating, and were not expected to generate, a return on investment sufficient to justify their continued operation and that Crown Books' competitors had long since moved to a much larger format. As a result, Crown Books determined to act aggressively to implement the larger Super Crown format begun as part of its earlier restructuring and close approximately 100 of these small and under-performing
stores over the next 6-18 months.   As a result, Crown Books recorded a closed
store reserve of $18.9 million for the costs to be incurred in these closings.

      During the fiscal years 1995, 1994 and 1993, Crown Books recorded net charges (income) of $18,865,000, $(631,000), and $513,000, respectively for such closed store costs. The income during the year ended January 28, 1994 was the result of early lease terminations, net of cash buyouts. At January 28, 1995, 28 of the 100 stores targeted for closing during the third fiscal quarter had been closed and over 40 stores targeted for closing under the previous restructuring had been closed. As of January 28, 1995, Crown Books had an aggregate closed store restructuring reserve of $29,853,000 of which approximately $6,936,000 will be utilized over the next 12 months.

      During the fourth fiscal quarter an additional 54 stores were targeted for closure as a result of the continuing analysis of store profitability and market presence. Additional reserves for store closings were not deemed necessary as the remaining reserves adequately proves for Crown Books' obligations for the currently identified stores to be closed due to revisions to the planned closing dates for certain stores. Crown Books will continue to evaluate the performance and future viability of its remaining stores and may close additional stores in the future. No reserves for these stores have been recorded.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


      The closings of these smaller or underperforming stores may, where appropriate, be coordinated with the opening of Super Crown Books stores in those markets where Crown Books plans to maintain or expand its presence. A commitment has recently been made to accelerate the opening of stores in the Super Crown Books format.

      Management plans to open 28 Super Crown Books stores varying in size from 12,000 to 18,000 square feet over the next 12 to 18 months. These stores will represent approximately 420,000 square feet of new space opened in the next 12 to 18 months.

      The liquid assets maintained by the Company are intended to fund the expansion of the Company's retail business through the opening of stores in new markets, converting selected existing stores to superstores, opening additional stores in existing markets and other corporate purposes.

      On December 21, 1994, Trak Auto offered to buy back from its shareholders approximately 24% of its outstanding common stock, or 1,500,000 shares, at a price of $17.50 per share. On February 6, 1995, Trak Auto amended the offer by increasing the purchase price to $20.50 per share, and made certain other changes. When the offer expired on February 28, 1995, Trak Auto had repurchased approximately 310,000 shares for a total consideration of $6,363,000 plus expenses of approximately $600,000.

At January 31, 1995:

      Working capital decreased $100,827,000 to $180,415,000 during the year ending January 31, 1995. The decrease was primarily due to the deconsolidation of Shoppers Food.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

  Year Ended January 31, 1995 Compared to the Year Ended January 31, 1994

Trak Auto

      During the year ended January 28, 1995, Trak Auto closed 58 Classic Trak stores and opened 20 Super Trak stores and 6 Super Trak Warehouse stores as well as converted 14 Classic Trak stores to Super Trak stores. The Super Trak store openings and conversions have had and are expected to continue to have a positive impact on operating results. Super Trak stores generate increased sales at converted locations as well as increased gross margins as a result of the change in product mix (increased hard parts). In addition, Trak Auto believes that by leasing larger stores it can obtain more favorable lease rates and that operating expenses as a percentage of sales will decrease as stores mature.

      Sales of $348,599,000 for the year ended January 28, 1995 increased by $13,801,000 or 4.1% compared to the year ended January 29, 1994. The increases were primarily attributable to increased sales by Super Trak stores that had been converted from Classic Trak stores as well as a 2.1% increase in sales for all stores open more than one year for the year ended January 28, 1995. Sales for comparable Super Trak stores open more than one year increased 1.0% for the year ended January 28, 1995. Sales for comparable Classic Trak stores open more than one year increased 2.5% for the year ended January 28, 1995. Sales for Super Trak and Super Trak Warehouse stores represented 42.6% of total sales during the year ended January 28, 1995 compared to 23.3% for the year ended January 29, 1994.

      Interest and other income increased by $325,000 for the year ended January 28, 1995 when compared to the same period last year. The increase was primarily due to rental income resulting from a temporary sublease for a portion of the Ontario, California warehouse. In addition, interest income increased during the year ended January 28, 1995 compared to the same period last year as a result of increased funds available for short-term investment.

      Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 73.0% for the year ended January 28, 1995 (excluding the closed store charge) (see Note 3 to the Consolidated Financial Statements) compared to 76.4% for the year ended January 29, 1994. The decrease was primarily due to increased store margins as a result of higher overall merchandise margins and a favorable change in sales mix (increased hard parts and decreased motor oils). Cost of sales, store occupancy and warehousing expenses include a charge of $1,580,000 for store closings, during the year ended January 28, 1995 compared to a net income of $943,000 during the year ended January 29, 1994, which resulted from early lease terminations, net of cash buyouts.

      Selling and administrative expenses as a percentage of sales were 19.9% for the year January 28, 1995 compared to 21.1% for the year ended January 29, 1994. The decrease was primarily due to lower payroll costs as a result of Trak Auto's efforts to control store hours and administrative overhead and the maturity of Super Trak stores.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


      Depreciation and amortization expenses decreased $752,000 for the year ended January 28, 1995 when compared to the same period last year. The decrease was primarily the result of store closings and to the point-of-sale register systems being fully depreciated.

      The effective income tax rate was 32.3% for the year ended January 28, 1995. The effective rate was lower than statutory rates primarily due to the reversal of a $728,000 deferred tax valuation allowance. Management has concluded that based on the weight of currently available evidence, it is more likely than not, that the entire deferred tax asset is realizable. Management will continue to evaluate the need for a valuation allowance.

Crown Books

      Sales of $305,606,000 for the year ended January 28, 1995 increased by $30,481,000 or 11.1% over the same period one year ago. Comparable sales (sales for stores open for fifteen months) decreased 2.5% for the year ended January 28, 1995. Sales for Super Crown Book stores represented 54.7% of total sales for the year ended January 28, 1995 compared to 39.8% of total sales for the year ended January 29, 1994. Super Crown sales of $167,200,000 for the year ended January 28, 1995 increased 52.5% over the prior year sales and sales for comparable Super Crown Books stores increased 0.2%. Sales for comparable classic Crown Books stores decreased 4.0% during the year ended January 28, 1995.

      During the year ended January 28, 1995, Crown Books opened 12 Super Crown Books stores and two Classic Crown Books stores while closing 55 Classic Crown Books stores and three Super Crown Books stores. These Super Crown Books stores were closed as a result of opening larger stores in the same area. At January 28, 1995, Crown Books had 196 stores including 70 Super Crown Books stores.

      Interest and other income decreased by $784,000 during the year ended January 28, 1995 when compared to one year ago. The decrease was due to decreased funds available for short-term investment resulting from the lower cash balances discussed above.

      Cost of sales, store occupancy and warehousing (excluding the closed store reserve) as a percentage of sales was 81.1% for the year ended January 28, 1995 compared to 80.4% for the same period the prior year. The increase was primarily due to increased occupancy costs for Super Crown Books stores and was partially offset by an increase in store margins as a result of a positive turn in the sales mix during the quarter ended January 28, 1995 and to an increase in overall store margins as a result of controlling purchasing. During the year ended January 28, 1995, Crown Books recorded a closed store reserve of $18,963,000 for underperforming stores while last year Crown Book's cost of sales, store occupancy and warehousing expenses were reduced by a $631,000 reduction in the closed store reserve as a result of the termination of three leases.

      Selling and administrative expenses as a percentage of sales were 20.4% for the year ended January 28, 1995 compared to 17.1% for the same period the prior year. The increase was primarily due to the accruals for a $12.8 million judgement against Crown Books in connection with Robert M. Haft's claim for breach of his employment contract and related legal costs. See Item 3. - Legal

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Proceedings. Excluding these accruals, selling and administrative expenses as a percentage of sales decreased to 16.2% for the year ended January 28, 1995, primarily the result of reduced payroll costs.

      Depreciation expense increased $1,190,000 for the year ended January 28, 1995 compared to the same period one year ago. The increase was primarily due to the increase in fixed assets as a result of the expansion of Super Crown Books stores.

      Interest expense increased by $642,000 primarily due to interest accrued on the judgment against Crown Books in favor of Robert M. Haft.

      Crown Books recorded a tax benefit of $7,951,000 for the year ended January 28, 1995 net of a deferred tax valuation allowance of $2,500,000 as compared to tax benefit of $276,000 for the same period one year ago. The tax benefit was the result of taxable temporary differences included in the $27,331,000 financial reporting net operating loss. In management's opinion, a valuation allowance of $2,500,000 is necessary for the uncertainty related to the timing of the reversal of certain of the taxable temporary differences during periods when Crown Books has taxable income.

      Based upon a review of Crown Books initiated by its new Chief Operating Officer and its interim Chief Financial Officer shortly after their appointments in October 1994, Crown Books identified the need for changes in officers and key employees to address the other opportunities identified for improving Crown Books' performance. In this regard, Crown Books has recruited and hired senior management to address particular issues identified, including a senior management information systems specialist; a senior loss prevention specialist; a senior personnel administrator and trainer; and a senior regional operations manager. Recruiting of other key personnel is underway including: a permanent chief financial officer; a senior merchandiser; a senior operations manager; additional management information specialists; and experienced district and sales managers at several levels. Coupled with this recruiting effort, Crown Books has also begun replacing certain district and regional managers.

      Finally, as a result of the review discussed above, an increased focus on enhancing store profitability through efforts to re-engineer operating processes, procedures and further improve information system capabilities was initiated. Crown Books believes that there exist opportunities to enhance store operating performance through the use of updated methodologies and technology.

      Crown Books anticipates that the efforts relating to improved personnel in strategic areas and in local store management will continue and will have a positive impact on Crown Books' results of operations in the future.

Shoppers Food

      See Note 3 to the Consolidated Financial Statements for a description of a change in accounting presentation for the Corporation's ownership for periods subsequent to May 28, 1994.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

      Because Shoppers Food's accounts are not consolidated with the Company's subsequent to May 28, 1994, comparisons with results of operations included in the Company's consolidated financial statements for the period ended January 31, 1994, would not be meaningful. Shoppers Food sales for the four months ended May 28, 1994 were $258,476,000. Cost of sales, store occupancy and warehousing, as a percentage of sales, was 84.3% during that period. Selling and administrative expenses, as a percentage of sales, was 13.7% during that period.

      Shoppers Food's net income for the year ended January 31, 1995 was $18,742,000 compared to $12,407,000 for the year ended January 31, 1994. The Company includes 50% of the Shoppers Food net income, after adjusting for the amortization of the difference between the original fair value of the assets acquired and the purchase price and certain tax contingencies recorded in Equity in Affiliate.

Total Beverage

      Total Beverage operated three stores during most of the year ended January 28, 1995. While two stores maintained sales volume, increased gross profit and controlled expenses, the Bull Run Plaza store sales were disappointing and after 14 months management decided to close that store.
Total Beverage and the Corporation's management believe that the Total Beverage concept is viable and that with more stores to absorb overhead costs, principally advertising, the stores will generate a reasonable return on investment. Accordingly, Total Beverage opened a new store April 1, 1995 and is actively seeking additional store locations.

      During the year ended January 28, 1995, Total Beverage sales increased $8,652,000 to $23,925,000 primarily as a result of the two stores that opened in October 1993. Store margins increased 2.9% compared to the prior year as a result of improved control over purchasing and pricing.

      Total Beverage recorded a net operating loss of $8,167,000 during the year ended January 28, 1995, which included a $5.6 million closed store reserve for the Bull Run Plaza store.

Cabot Morgan Real Estate

      Revenues from real estate properties increased by $1,319,000 to $19,977,000 during the year ended January 31, 1995, when compared to the same period one year ago. The increase was primarily the result of a higher occupancy rate at Bull Run Plaza.

      Administrative expenses for CMREC partnerships increased $659,000 during the year ended January 31, 1995 compared to the same period one year ago primarily due to increased maintenance expenses at all four shopping centers and to increased real estate taxes.

      Depreciation expense increased $190,000 during the year ended January 31, 1995 when compared to the same period one year ago. The increase was due to the increased basis of the building and improvements at Bull Run Plaza as a result of the completed renovation of the center.

      Interest expense increased $600,000 during the year ended January 31, 1995 primarily due to the mortgage obtained by Bull Run Plaza during fiscal 1994.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Dart Financial and Other Corporate

      Income from bankers' acceptances decreased $2,159,000 during the year ended January 31, 1995 when compared to the same period in the prior year. The decrease was the result of the Corporation's decision to no longer invest in bankers' acceptances. As bankers' acceptances matured during this year they were reinvested in United States Treasury Bills and Dart Financial currently has no assets.

      Interest and other income increased $1,962,000 during the year ended January 31, 1995 when compared to the same period in the prior year. The increase was primarily due to the Corporation investing in United States Treasury Bills instead of bankers' acceptances.

      Trak Auto and Crown Books file separate income tax returns. CMREC, Total Beverage and Dart Financial are included in the Corporation's income tax returns. The Corporation's current net operating loss was not tax benefitted.

      As a result of the Corporation's operating loss for the year ended January 31, 1995, a tax net operating loss carryforward of $9,692,000 was created. The Corporation's cumulative total tax net operating loss carryforward is $18,335,000. All net operating loss carryforwards will expire by fiscal 2010. In addition, the Corporation has an Alternative Minimum Tax credit carryforward of approximately $1,010,000. The Corporation has recorded a $26,700,000 valuation allowance at January 31, 1995 relating to the tax net operating loss carryforward. Management believes that it is unlikely that these tax benefits can be utilized. Management will continue to evaluate the need for the valuation allowance. As a result of a decrease in the Corporation's ownership of Shoppers Food to 50% (see Note 3 to the Consolidated Financial Statements), the Corporation has provided deferred taxes of $9,321,000 and reduced its valuation allowance by the same amount.


  Year Ended January 31, 1994 Compared to the Year Ended January 31, 1993

Trak Auto

      During the year ended January 29, 1994 Trak Auto opened ten Super Trak stores, converted 52 Classic Trak stores to Super Traks and opened one Classic Trak store while closing one Super Trak (temporarily due to the January 1994 Los Angeles earthquake), and 13 Classic Trak stores. Super Trak stores have generated increased sales at converted locations as well as increased gross margin as a result of the change in product mix (increased hard parts).

      Sales of $334,798,000 in the year ended January 29, 1994 increased by $19,005,000 or 6.0% from the prior fiscal year primarily due to increased sales for stores converted from Classic Trak to Super Trak stores. Sales for stores open more than one year increased 1.3% for the year ended January 29, 1994. Super Trak sales increased to $78,054,000 from $6,775,000 one year ago and comparable Super Trak sales decreased 4.0%. Classic Trak store sales decreased to $256,744,000 from $309,018,000 as a result of converting over 50 such stores to Super Traks. Comparable sales for Classic Trak stores increased 1.4%.
Sales for Super Trak stores represented 23.3% and 2.1% of total sales for the year ended January 29, 1994 and January 30, 1993, respectively.

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

      Selling and administrative expenses, as a percentage of sales, were 21.2% of sales for the year ended January 29, 1994 compared to 20.9% for the year ended January 30, 1993. The increase was primarily due to increased payroll costs associated with opening and operating Super Trak stores. The increase was partially offset by favorable settlement of future lease obligations of $943,000 for stores closed in prior years and by decreased insurance costs as a result of Trak Auto's safety programs, which reduced workers compensation claims.

      Depreciation and amortization increased $727,000 when compared to fiscal 1993. The increase was due primarily to the increase in fixed assets resulting from conversions to Super Trak.

      Interest expense increased $40,000 for the year ended January 29, 1994 compared to the year ended January 30, 1993 due to amounts owed under capital lease obligations.

      During the year ended January 29, 1994, Trak Auto recorded a tax benefit of $545,000 as a result of Trak Auto's book net operating loss in that fiscal year and the effect of certain permanent book/tax differences.


Crown Books

     Sales of $275,125,000 for the year ended January 29, 1994 increased by $34,443,000 or 14.3% compared to the year ended January 30, 1993. Sales for stores open more than one year decreased 0.6% for the year ended January 29, 1994. Sales for Super Crown Books stores represented 39.8% and 21.0% of total sales for the twelve months ended January 29, 1994 and January 30, 1993, respectively. As a result of the adoption of a 52/53 week fiscal year in December of 1992, fiscal 1994 has one less day than fiscal 1993. If prior year sales are adjusted to reflect the 52/53 week fiscal year, total sales increased 14.5% for the year ended January 29, 1994 and comparable sales decreased 0.3%. Super Crown Books stores sales of $109,637,000 increased 116.7% over the prior year and sales for comparable Super Crown Books stores increased 1.2%. Classic Crown Books stores sales of $164,886,000 decreased 13.3% over the prior year and sales for comparable classic Crown Books stores decreased 1.0%.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


      During the twelve months ended January 29, 1994, Crown Books opened 37 Super Crown Books stores, five expanded classic Crown Books stores and one store that primarily sells remainders, while closing 45 classic Crown Books stores and four Super Crown Books stores. At January 29, 1994, Crown Books had a total of 240 stores.

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

       Selling and administrative expenses as a percentage of sales were 17.1% for the year ended January 29, 1994 compared to 16.0% for the same period one year ago. The increase was due primarily to increased payroll costs at both the store and administrative levels, largely the result of expansion of Super Crown Books stores, and to increased legal fees (see Note 9 to the Consolidated Financial Statements) including the accrual of future estimated legal costs to be incurred in relation to certain litigation. The increases were partially offset by decreased insurance costs as a result of Crown Books' efforts to reduce workers compensation cost.

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

      In the year ended January 29, 1994, Crown Books determined that seven of the smaller Super Crown Books stores (typically 6,000 - 10,000 square feet) opened in prior years were no longer competitive in the current market environment and in light of the industry's movement to larger stores. Accordingly, Crown Books recorded a restructuring charge of $6,200,000 before income taxes. The charge included the anticipated costs associated with closing, relocating, expanding and converting smaller existing Super Crown Books to a new larger prototype store. This charge reflected the cost of implementing a decision of management to close smaller Super Crown Books stores opened over the three years ended January 29, 1994 that proved to be too small to compete effectively. These costs were primarily unrecoverable lease obligations and the remaining book value of leasehold improvements. At January 28, 1995, Crown Books had not charged any costs in connection with this reserve. Crown Books presently expects to complete the restructuring related to these seven stores during the next 24 months.

      Crown Books recorded a $276,000 tax benefit during the year ended January 29, 1994.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Shoppers Food

      Shoppers Food sales increased $30,177,000 or 4.4% to $718,144,000 during the twelve months ended January 31, 1994 when compared to the same period in the prior year. The increase was primarily due to the opening of two new stores during 1994. Sales on a comparable basis decreased 3.8% largely due to new stores opening near existing stores.

      Interest and other income increased $1,022,000 during the twelve months ended January 31, 1994 as a result of increased funds available for short-term investment.

      Cost of sales, store occupancy and warehousing, as a percentage of sales, decreased to 82.1% during the twelve months ended January 31, 1994 compared to 83.8% for the same period the prior year. The decrease was primarily due to increased margins as a result of a lessening of competitive pricing pressure in the Washington, D.C. grocery market.

      Selling and administrative expenses, as a percentage of sales, increased to 14.0% from 12.9% during the twelve months ended January 31, 1994. The increase resulted primarily from increased payroll and insurance costs and from a $1,000,000 charge for a closed store reserve.

      Depreciation and amortization decreased $599,000 during the twelve months ended January 31, 1994 when compared to the same period the prior year. The decrease was primarily the result of an increase in fixed assets the prior year and Shoppers Food recording a full year depreciation at that time.

      Shoppers Food's effective income tax was 39.2% for the year ended January 31, 1994 compared to 39.0% in the prior year.

Total Beverage

      Total Beverage purchased the assets of a discount beverage superstore in February 1993 and opened two additional stores in October 1993. During the year ended January 29, 1994, Total Beverage sales were $15,273,000 and Total Beverage recorded a net operating loss of $5,512,000 which included legal expenses of approximately $3,800,000. See Item 3. - Legal Proceedings and Note 9 to the Consolidated Financial Statements.

Cabot-Morgan Real Estate

      Revenues from real estate properties increased by $5,005,000 during the year ended January 31, 1994 when compared to the same period in the prior year. The increase was the result of the acquisition of Bull Run Plaza in January 1993 and Greenbriar Town Center's increased occupancy for the whole year.

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

      CMREC is included in the Corporation's federal income tax return but files separate state returns. Accordingly, during the year ended January 31, 1994, CMREC recorded a $16,000 tax provision.

Dart Financial and Other Corporate

      Income from bankers' acceptances decreased $871,000 during the year ended January 31, 1994 when compared to the same period in the prior year. The decrease was due to a decrease in the bankers' acceptances portfolio as a result of funds used for the redemption of the Corporation's debentures in July 1992 and to the Corporation converting bankers' acceptances to higher yielding instruments in fiscal 1994.

      Interest and other income increased $270,000 during the year ended January 31, 1994 when compared to the same period in the prior year. In its efforts to maximize total interest income, the Corporation invested funds where it believed they would generate the highest return consistent with minimizing principal risk. Accordingly, the Corporation transferred bankers' acceptances to marketable debt securities.

      Administrative expenses for the Corporation increased $2,777,000 during the year ended January 31, 1994, due primarily to increased payroll and legal costs. See Note 9 to the Consolidated Financial Statements.

      Interest expense for the Corporation decreased by $1,787,000 during the year ended January 31, 1994 when compared to the same period in the prior year. The decrease is the result of the Corporation's redemption of the remaining debentures in July 1992.

      As a result of the Corporation's operating loss for the year ended January 31, 1994, a net tax operating loss carryforward of $7,090,000 was
created.   The Corporation's cumulative total net tax operating loss
carryforward was $8,643,000 at January 31, 1994. All net operating loss carryforwards will expire by fiscal 2009. In addition, the Corporation had an Alternative Minimum Tax ("AMT") credit carryforward of approximately $1,010,000.

SEASONALITY

      Crown Books' sales, net income and increase in working capital for the quarter ended January 31 have historically been substantially higher than for any of the previous three quarters. Crown Books inventory and payable have historically been higher at the end of the third quarter than for any other quarter for the year. The fourth quarter results of operations have historically been sufficient to satisfy to a substantial degree the third quarter accounts payable requirements. Management does not believe the Corporation's other partially or wholly-owned businesses are affected by seasonality to any material extent.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


EFFECTS OF INFLATION

      Inflation in the past three years has had no significant impact on the Corporation's business. The Corporation believes that Trak Auto, Crown Books, Shoppers Food and Total Beverage will recover most cost increases due to inflation by increasing selling prices.

Item 8.   Financial Statements and Supplementary Data

                                                                 Page No.
                                                                 --------
Report of Independent Public Accountants                           43

Consolidated Balance Sheets
    January 31, 1995 and 1994                                    44 - 45

Consolidated Statements of Income
    Years ended January 31, 1995, 1994 and 1993                  46 - 47

Consolidated Statements of Stockholders' Equity
    Years ended January 31, 1995, 1994 and 1993                     48

Consolidated Statements of Cash Flows
    Years ended January 31, 1995, 1994 and 1993                  49 - 52

Notes to Consolidated Financial Statements                       53 - 97

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO DART GROUP CORPORATION:

      We have audited the accompanying consolidated balance sheets of Dart Group Corporation (a Delaware corporation) and subsidiaries as of January 31, 1995 and 1994 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 31, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dart Group Corporation and subsidiaries as of January 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 1995 in conformity with generally accepted accounting principles.

      As discussed in Note 1 to the Consolidated Financial Statements, effective February 1, 1992, the Company changed its method of accounting for income taxes.




                                                  ARTHUR ANDERSEN LLP


Washington, D. C.
April 27, 1995.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                          January 31,
                                                -------------------------------
                                                    1995               1994
                                                ------------       ------------
Current Assets:
  Cash                                          $ 17,984,000       $ 17,955,000
  Short-term instruments, including
    $44,346,000 and $133,315,000 held
    by majority owned subsidiaries
    in 1995 and 1994, respectively                84,390,000        138,278,000
  Marketable debt securities                      89,330,000         68,837,000
  Bankers' acceptances                                 -             62,307,000
  Accounts receivable                             10,108,000         16,395,000
  Merchandise inventories                        195,675,000        203,036,000
  Deferred income tax benefit                     17,799,000          6,522,000
  Other current assets                             1,988,000          4,048,000
                                                ------------       ------------
    Total Current Assets                         417,274,000        517,378,000
                                                ------------       ------------

Property and Equipment, at cost:
  Furniture, fixtures and equipment               76,713,000        128,982,000
  Buildings and leasehold improvements           165,017,000        166,250,000
  Land                                            33,396,000         33,396,000
  Property under capital leases                   27,129,000         35,792,000
                                                ------------       ------------
                                                 302,255,000        364,420,000
Accumulated Depreciation and Amortization         76,451,000        104,137,000
                                                ------------       ------------
                                                 225,804,000        260,283,000

Other Assets                                       8,643,000          9,369,000
                                                ------------       ------------

Share of Equity in Shoppers Food
  Warehouse Corporation                           40,983,000              -
                                                ------------       ------------

Excess of Purchase Price Over Net Assets
  Acquired net of accumulated
  amortization of $6,074,000                           -              3,659,000
                                                ------------       ------------
Deferred Income Tax Benefit                       13,785,000         12,209,000
                                                ------------       ------------
Total Assets                                    $706,489,000       $802,898,000
                                                ============       ============

See notes to the consolidated financial statements.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           January 31,
                                               ---------------------------------
                                                   1995                  1994
                                               ------------         ------------
Current Liabilities:
  Current portion of mortgages payable         $  1,981,000         $    988,000
  Accounts payable, trade                       106,292,000          154,926,000
  Income taxes payable                            7,148,000            4,968,000
  Accrued salaries and employee benefits         18,837,000           22,791,000
  Accrued taxes other than income taxes           9,475,000           11,831,000
  Accrued judgement in favor of
    Robert M. Haft                               32,199,000               -
  Current portion of reserve for closed
    facilities and restructuring                 10,427,000               -
  Other accrued liabilities                      50,132,000           40,287,000
  Current portion of obligations under
    capital leases                                  368,000              345,000
                                               ------------         ------------
    Total Current Liabilities                   236,859,000          236,136,000
                                               ------------         ------------

Mortgages Payable                                79,620,000           80,709,000
                                               ------------         ------------
Obligations Under Capital Leases                 29,792,000           39,295,000
                                               ------------         ------------
Reserve for Closed Facilities and
  Restructuring                                  61,005,000           28,595,000
                                               ------------         ------------
Other Long-term Liabilities                           -                3,219,000
                                               ------------         ------------

Commitments and Contingencies

Minority Interests                               99,850,000          140,637,000
                                               ------------         ------------

Stockholders' Equity:
  Class A common stock, non-voting, par
    value $1.00 per share; 3,000,000
    shares authorized; 1,660,678 and
    1,655,763 shares issued at each year end      1,661,000            1,656,000
  Class B common stock, voting, par value
    $1.00 per share; 500,000 shares
    authorized; 302,952 shares issued
    and outstanding                                 303,000              303,000
  Paid-in capital                                65,384,000           65,323,000
  Unrealized investment losses                   (1,024,000)              -
  Retained earnings                             134,788,000          208,774,000
  Treasury stock, 202,340 shares of
    Class A common stock, at cost                (1,749,000)          (1,749,000)
                                               ------------         ------------
    Total Stockholders' Equity                  199,363,000          274,307,000
                                               ------------         ------------


Total Liabilities and Stockholders' Equity     $706,489,000         $802,898,000
                                               ============         ============


See notes to the consolidated financial statements.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                            Years Ended January 31,
                            --------------------------------------------------------
                                 1995                 1994                 1993
                            --------------       --------------       --------------
Sales                        $ 936,606,000       $1,343,340,000       $1,244,442,000
Income from bankers'
  acceptances                      429,000            2,588,000            3,459,000
Real estate revenue             19,977,000           18,658,000           13,653,000
Other interest and
  other income                  10,416,000           11,957,000           11,123,000
                            --------------       --------------       --------------
                               967,428,000        1,376,543,000        1,272,677,000
                            --------------       --------------       --------------

Expenses:
  Cost of sales, store
    occupancy and
    warehousing                758,308,000        1,079,553,000          998,894,000
  Selling and
    administrative             256,307,000          242,286,000          204,813,000
  Depreciation and
    amortization                19,086,000           28,022,000           25,096,000
  Interest                      13,448,000           13,513,000           12,549,000
  Restructuring charge               -                6,200,000           14,000,000
  Unusual item                       -                    -               (3,894,000)
                            --------------       --------------       --------------
                             1,047,149,000        1,369,574,000        1,251,458,000
                            --------------       --------------       --------------

Income (loss) before income
  taxes, equity in
  affiliate and minority
  interests                    (79,721,000)           6,969,000           21,219,000
Income taxes (benefit)          (1,699,000)           7,194,000            9,567,000
                            --------------       --------------       --------------

Income (loss) before
  equity in affiliate and
  minority interests           (78,022,000)            (225,000)          11,652,000

Equity in affiliate                 (5,000)               -                    -

Minority interests in
  income (loss) of consoli-
  dated subsidiaries
  and partnerships               4,235,000           (6,512,000)          (8,143,000)
                            --------------       --------------       --------------

Income (loss) before extra-
  ordinary item and
  cumulative effect of
  Trak Auto's change
  in accounting
  principle                    (73,792,000)          (6,737,000)           3,509,000


                         (continued on following page)

                    DART GROUP CORPORATION AND SUBSIDIARIES

                                            Years Ended January 31,
                            --------------------------------------------------------
                                 1995                 1994                 1993
                            --------------       --------------       --------------
Extraordinary item:
  Loss on
    reacquisition of
    debentures                       -                    -                 (885,000)
Cumulative effect of
  change in Trak Auto's
  accounting principle,
  net of minority
  interest                           -                    -                1,135,000
                            --------------        -------------       --------------
Net Income (Loss)           $  (73,792,000)       $  (6,737,000)      $    3,759,000
                            ==============        =============       ==============

Earnings per share:
  Income (loss) before
    extraordinary item
    and cumulative effect
    of change in accounting
    principle               $       (39.57)       $       (4.10)      $         1.91
  Extraordinary item:
    Loss on reacquisition
      of debentures                    -                   -                    (.48)
  Cumulative effect of
    change in Trak Auto's
    accounting principle,
    net of minority
    interest                           -                   -                     .62
                            --------------        -------------       --------------
  Net Income (Loss)         $       (39.57)       $       (4.10)      $         2.05
                            ==============        =============       ==============


See notes to the consolidated financial statements.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              Years Ended January 31,
                             --------------------------------------------------------
                                  1995                 1994                1993
                             --------------       --------------       --------------
Common Stock:
  Class A:
  Balance, beginning
    of period                $    1,656,000       $    1,649,000       $    1,648,000
    Stock options
      exercised                       5,000                7,000                1,000
                             --------------       --------------       --------------
  Balance, end of period     $    1,661,000       $    1,656,000       $    1,649,000
                             ==============       ==============       ==============
  Class B:
  Balance, beginning
    and end of period        $      303,000       $      303,000       $      303,000
                             ==============       ==============       ==============

Paid-in Capital:
  Balance, beginning
    of period                $   65,323,000       $   63,332,000       $   64,136,000
    Stock options
      exercised                     368,000              469,000               96,000
    Purchase (refund)
      of (Class B) stock
      option (Note 6)              (985,000)             985,000                -
    Effect of subsidiary
      stock options
      exercised                     678,000              537,000             (900,000)
                             --------------       --------------       --------------
  Balance, end of period     $   65,384,000       $   65,323,000       $   63,332,000
                             ==============       ==============       ==============

Unrealized Investment losses $   (1,024,000)      $        -           $        -
                             ==============       ==============       ==============

Treasury Stock:
  Balance, beginning and
    end of period            $   (1,749,000)      $   (1,749,000)      $   (1,749,000)
                             ==============       ==============       ==============

Retained Earnings:
  Balance, beginning of
    period                   $  208,774,000       $  215,704,000       $  212,138,000
    Net Income                  (73,792,000)          (6,737,000)           3,759,000
    Dividends paid                 (194,000)            (193,000)            (193,000)
                             --------------       --------------       --------------
  Balance, end of period     $  134,788,000       $  208,774,000       $  215,704,000
                             ==============       ==============       ==============

Dividends paid per share of
  Class A Common Stock                  .13                  .13                  .13
                             ==============       ==============       ==============

  Class B Common Stock       $        -           $        -           $        -
                             ==============       ==============       ==============

Common Stock Outstanding
  Class A:
  Balance, beginning of
    period                        1,655,763            1,649,013            1,647,654
  Stock options exercised             4,915                6,750                1,359
                             --------------       --------------      ---------------
  Balance, end of period          1,660,678            1,655,763            1,649,013
                             ==============       ==============      ===============
  Class B:
    Balance, beginning and
      end of period                 302,952              302,952              302,952
                             ==============       ==============      ===============

See notes to the consolidated financial statements.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Years Ended January 31,
                             -----------------------------------------------------------
                                  1995                 1994                    1993
                             -------------         --------------         --------------
Cash Flows from Operating
  Activities:
  Net income (loss)          $ (73,792,000)        $   (6,737,000)        $    3,759,000
   Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
  Depreciation and
    amortization                15,782,000             28,022,000             25,096,000
  Write-off deferred
   compensation                  1,424,000                  -                      -
  Equity in affiliate           (1,045,000)                 -                      -
  Gain on sale
    of fixed assets                  -                      -                    (22,000)
  Cumulative effect of
    change in accounting
    principle                        -                      -                 (1,135,000)
  Amortization of bond
    discount and
    debenture costs                  -                      -                     41,000
  Write off of debenture
    costs and unamortized
    discount included in
    extraordinary loss               -                      -                    344,000
  Provision for closing
    facilities and
    restructuring               45,913,000              4,626,000             23,736,000
  Change in assets and
    liabilities, net
    of effects from
    acquisitions by
    Cabot Morgan Real
    Estate Company in
    1993:
    Accounts receivable          2,088,000             (1,587,000)              (587,000)
    Merchandise inventories    (19,099,000)           (41,242,000)            (9,309,000)
      Other current assets         636,000               (931,000)               231,000
    Deferred income tax
      benefit                  (16,172,000)            (7,398,000)            (5,640,000)
    Other assets                   166,000             (1,288,000)            (1,186,000)
    Accounts payable, trade    (15,463,000)            43,487,000              4,519,000
    Income taxes payable         2,436,000              2,696,000            (10,296,000)
    Accrued salaries and
      employee benefits         31,916,000              5,170,000              1,349,000





                         (continued on following page)

                                                         Years Ended January 31,
                                       ----------------------------------------------------
                                             1995               1994               1993
                                       --------------     --------------     --------------
    Accrued taxes other
      than income taxes                      (401,000)         2,202,000          1,036,000
    Other accrued
      liabilities                          20,552,000          6,662,000        (13,889,000)
    Accrued interest                           -                   -             (1,529,000)
    Deferred income                            -                 (73,000)         3,292,000
    Reserve for closed
      facilities                           (3,574,000)        (1,719,000)        (2,730,000)
    Minority interest                      (4,788,000)         6,512,000          8,143,000
                                       --------------     --------------     --------------
      Net cash provided
        by (used for)
        operating
        activities                     $  (13,421,000)    $   38,402,000     $   25,223,000
                                       --------------     --------------     --------------

Cash Flows from Securities and
  Capital Investment Activities:
  Capital expenditures                 $  (15,150,000)    $  (45,805,000)    $  (38,161,000)
  Decrease in cash and cash
    equivalents as a result
    of the deconsolidation of
    Shoppers Food Warehouse
    Corp.                                 (61,014,000)             -                  -
  Purchase of subsidiary
    common stock                                -             (1,094,000)             -
  Sale of bankers'
    acceptances                                 -                  -             22,264,000
  Maturities of bankers'
    acceptances                            90,505,000        470,250,000        517,650,000
  Purchase of bankers'
    acceptances                           (28,198,000)      (442,188,000)      (495,370,000)
  Sale of United
    States Treasury Bills                  35,020,000        296,962,000        298,610,000
  Maturity of United States
    Treasury Bills                        179,393,000              -                  -
  Purchase of United States
    Treasury Bills                       (225,315,000)      (290,671,000)      (305,308,000)
  Purchases of marketable
    debt securities                      (223,509,000)      (209,328,000)             -
  Sale of marketable
    debt securities                       200,585,000        141,263,000              -
  Maturities of marketable
    debt securities                        12,309,000          9,284,000              -
  Disposition from reverse
    repurchase agreements                    (929,000)             -                  -
  Cash paid for purchase of
    real estate partnership
    interest                                    -                  -            (10,897,000)
                                       --------------     --------------     --------------
    Net cash used for
      securities and
      capital invest-
      ment activities                  $  (36,303,000)    $  (71,327,000)    $  (11,212,000)
                                       --------------     --------------     --------------


                         (continued on following page)

                                                                Years Ended January 31,
                                                 ----------------------------------------------------
                                                      1995               1994               1993
                                                 --------------     --------------     --------------
Cash Flows from Financing Activities:
  Borrowings from real estate
    mortgage                                     $        -         $   13,590,000     $   38,000,000
  Cash dividends                                       (194,000)          (193,000)          (193,000)
  Repurchase of debentures                                -                  -            (29,120,000)
  Stock options exercised                               368,000            925,000          5,254,000
  Contribution (distribution)
    paid to minority
    shareholders                                     (1,776,000)         3,418,000         (7,368,000)
  Proceeds from (refund of)
    option to acquire common
    stock                                              (985,000)           985,000              -
  Proceeds from redemption
    of note receivable                                    -                833,000              -
  Principal payments under
    mortgage obligations                             (1,202,000)          (277,000)        (1,452,000)
  Principal payments under
    capital lease obli-
    gations                                            (346,000)          (484,000)        (1,422,000)
                                                 --------------     --------------     --------------
  Net cash provided by
      (used for) financing
      activities                                 $   (4,135,000)    $   18,797,000     $    3,699,000
                                                 --------------     --------------     --------------

Net Increase (Decrease)
  in Cash and Equivalents                        $  (53,859,000)    $  (14,128,000)    $   17,710,000
Cash and Equivalents
  at Beginning of Year                              156,233,000        170,361,000        152,651,000
                                                 --------------     --------------     --------------

Cash and Equivalents
  at End of Year                                 $  102,374,000     $  156,233,000     $  170,361,000
                                                 ==============     ==============     ==============

Supplemental Disclosures of Cash Flow Information:

Cash paid during the year for:
  Interest                                       $   12,799,000     $   13,570,000     $   13,673,000
  Income taxes                                       11,846,000         12,457,000         20,506,000

Reconciliation of Cash and
  Equivalents to
  Balance Sheet Captions:
  Cash                                           $   17,984,000     $   17,955,000     $   14,084,000

Short-term investment of
  majority-owned sub-
  sidiaries utilized in
  their operating cash
  management                                         84,390,000        138,278,000        156,277,000
                                                 --------------     --------------     --------------
                                                 $  102,374,000     $  156,233,000     $  170,361,000
                                                 ==============     ==============     ==============




                         (Continued on following page)

Supplemental Disclosures of Noncash Investing and Financing Activities:

Dart Group Corporation, through its wholly-owned subsidiary, Cabot-Morgan Real Estate Company, in fiscal 1993 acquired a 51% interest in a real estate partnership for $10,897,000 (including a $8,250,000 promissory note to Bull Run Joint Venture). In conjunction with this acquisition, liabilities (including the minority interest portion) were assumed as follows:

                                         Years Ended January 31,
                             ----------------------------------------------
                                  1995            1994            1993
                             --------------  --------------  --------------
  Fair value of assets
    acquired                 $       -       $        -      $   14,632,000
  Cash paid                          -                -          10,897,000
  Minority interest not
    acquired                         -                -           2,543,000
                             --------------  --------------  --------------
       Liabilities Assumed   $       -       $        -      $    1,192,000
                             --------------  --------------  --------------

See Note 4 re:  capital leases.

See notes to consolidated financial statements.

                   DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended January 31, 1995, 1994 And 1993

(1)  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The accompanying consolidated financial statements reflect the accounts of Dart Group Corporation (the "Corporation") and its direct and indirect, wholly-owned and majority-owned subsidiaries and majority-owned partnerships, including Trak Auto Corporation ("Trak Auto"), Crown Books Corporation ("Crown Books"), Total Beverage Corporation ("Total Beverage"), Cabot- Morgan Real Estate Company ("CMREC") and Dart Group Financial Corporation ("Dart Financial"). The accounts of Shoppers Food Warehouse Corp. ("Shoppers Food") are consolidated with the Corporation's financial statements through May 28, 1994, but not thereafter, as a result of a reduction of the Corporation's ownership to 50%. The Corporation's investment in Shoppers Food is reflected in the financial statements using the equity method of accounting for periods subsequent to May 28, 1994 (see Note 3). The accounts of CMREC, through partnerships in which it owns the majority interest, are included from the date of their purchase. The accounts of Total Beverage are included from the date of its purchase on February 28, 1993. The Corporation, Trak Auto, Crown Books, Shoppers Food (for periods through May 28, 1994), Total Beverage, CMREC, Dart Financial and the Corporation's other direct and indirect wholly-owned and majority-owned subsidiaries and majority-owned partnerships are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated.

Fiscal Year

      The Corporation's fiscal year ends on January 31 each year.  Trak
Auto, Crown Books, Shoppers Food and Total Beverage are reported to the Saturday closest to January 31. All fiscal years presented include 52 weeks.

Cash and Equivalents

      For purposes of the statements of cash flows, the Company considers the short-term instruments, consisting of United States Treasury Bills, purchased with an original maturity of less than one year held by its majority owned subsidiaries to be cash equivalents. The Company's United States Treasury Bills primarily consist of instruments with a maturity of less than four months. These highly liquid instruments are considered to be an integral part of the operating cash management program of the subsidiaries.

Short-Term Instruments and Marketable Debt Securities

      At January 31, 1995, the Company's short-term instruments included United States Treasury Bills and money market funds. Marketable debt securities included United States Treasury Notes, corporate notes, municipal securities and United States Agency Securities Acceptances.

      The Company adopted Statement of Financial Accounting Standards
("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, effective February 1, 1994. In accordance with SFAS No. 115, prior years financial statements have not been restated to reflect the change in accounting method.

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  Years Ended January 31, 1995, 1994 And 1993

(1)  SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At January 31, 1995, market value of short-term instruments and marketable debt securities was $1,024,000 less than cost (adjusted for income taxes). At January 28, 1995, the Company had no investments that qualified as trading or held to maturity.

      The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on the specific identification method. The following table (which excludes money market funds) presents the estimated fair value of debt securities available for sale by contractual maturity at January 28, 1995:


       Due in one year or less                  $  64,756,000
       Due in one year                             44,199,000
       Due after three years                       20,772,000
                                                -------------
                                                $ 129,727,000
                                                =============

      Expected maturities will differ from contractual maturities because the issuers of securities may have the right to prepay obligations without prepayment penalties.

Bankers' Acceptances

      At January 31, 1994, the Corporation, through its wholly-owned subsidiary, Dart Financial, held bankers' acceptances of approximately $62,307,000 stated at cost, adjusted for discount amortization, which approximated market. During the year ended January 31, 1995, the bankers' acceptances were converted to United States Treasury Bills as they matured. All of the bankers' acceptances were obligations of Japanese banks with a minimum credit rating of A1/P1 and were further secured by the underlying commodity.

Fair Value of Financial Instruments

      The fair values of current assets and current liabilities are approximately equal to the reported carrying amounts. The carrying amounts of the Company's mortgage payables are based on outstanding principal, and the fair values of these mortgages were estimated based on borrowing rates currently available for bank loans with similar terms (see Note 10). No value has been placed on the Company's line of credit facility as any borrowings would bear interest at market rates.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended January 31, 1995, 1994 And 1993


(1)  SIGNIFICANT ACCOUNTING POLICIES (Continued)


Merchandise Inventories and Cost of Sales

      Trak Auto inventories are priced at the lower of last-in, first-out
(LIFO) cost or market.   Crown Books' and Total Beverage's inventories are
priced at the lower of first-in, first-out, (FIFO) cost or market. At January 31, 1995, 1994 and 1993 the Company's inventories would have been greater by $5,870,000, $7,187,000 and $6,453,000 respectively, if it had been valued on the lower of FIFO cost or market basis.

      Effective January 30, 1994, Trak Auto changed its method for determining the index used to calculate the cost basis of the LIFO inventory for financial and income tax reporting purposes. Under the new method, Trak Auto uses an index published by United States Bureau of Labor Statistics. Previously, an index determined by Trak Auto based upon inventory cost changes between financial reporting periods, was utilized. This change has been accounted for as a change in accounting method in the accompanying financial statements. Due to limitations in the availability of historical information, it is not possible to determine the effect, if any, on net income for the year ending January 28, 1995 of the corresponding cumulative catch-up adjustment or on retained earnings at January 28, 1995. Accordingly, the change in principle is being accounted for on a prospective basis from January 31, 1994 and the effect on per share data, if any, is not available.

Property and Equipment and Depreciation

      Property and equipment are recorded at cost.  The Company
depreciates furniture, fixtures and equipment generally over a ten-year period using the straight-line method. Computer software is charged to expense in the year of acquisition. Computer equipment is depreciated over a five-year period
using the straight-line method.  All stores are leased.   Improvements to
leased premises are amortized generally over a ten-year period, or the term of the lease, whichever is shorter. Assets (primarily buildings) financed through asset-based financing arrangements are depreciated over the lives of the leases. Accumulated amortization for assets under capital lease was $9,604,000 and $9,068,000 as of January 31, 1995 and 1994, respectively.

Pre-Opening Expenses

      All costs of a noncapital nature incurred in opening a new store are charged to expense during the year as incurred.

Self Insurance Programs

      The Company is self insured for certain levels of general liability, workers compensation and employee medical coverage. Estimated costs of these self insurance programs are accrued at the expected value of projected settlements for known and anticipated claims.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended January 31, 1995, 1994 And 1993


1)  SIGNIFICANT ACCOUNTING POLICIES (Continued)


Concentration of Credit Risk

      Financial instruments that potentially subject the Company to credit risk consist primarily of short-term instruments, marketable debt securities and accounts receivable from vendors. The Company restricts investment of temporary cash investments to United States Treasury Notes and corporate notes and municipal securities with a high credit standing. Credit risk on accounts receivable is minimized as a result of deducting such receivables from amounts payable to the vendors.

New Accounting Standards

      The Company adopted SFAS No. 119, Disclosure about Derivative
Financial Instruments and Fair Value of Financial Instruments, during the year ended January 31, 1995. The Company adopted SFAS No. 112, Employers Accounting for Postemployment Benefits and SFAS No. 115, Accounting for Certain Instruments in Debt and Equity Securities effective February 1, 1994. Adoption of these standards had no material effect on the Company's consolidated financial statements. The Company adopted SFAS No. 109, Accounting for Income Taxes, effective February 1, 1992. Adoption of the Standard for income taxes did not have a material effect on the consolidated financial statements. The Company is required to adopt SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended, no later than its fiscal year ending January 31, 1996. Application of this statement is not expected to have a material effect on the Company's consolidated financial statements. The Company is also required to adopt SFAS No. 121, Accounting for Long Lived Assets, no later than its fiscal year ending January 31, 1997. The Company has not determined the impact of this recently issued accounting standard on the Company's consolidated financial statements.

Industry Segments

      The Company operates specialty retail stores, grocery and beverage stores, a real estate company and a financial business that deals primarily in bankers' acceptances.

Dividends

      The holders of Class A Common Stock are entitled to receive, when and as declared by the Board of Directors, noncumulative preferential dividends of up to thirty cents per share. If Class A dividends reach thirty cents per share, in any fiscal year, holders of Class B Common Stock are entitled to receive dividends not exceeding thirty cents per share. Any dividends cumulatively in excess of thirty cents per share would be shared as if they constituted a single class of stock. During the years ended January 31, 1995, 1994 and 1993, the Corporation paid dividends to the holders of Class A Common Stock at $.13 per share and has not paid dividends to holders of Class B Common Stock.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended January 31, 1995, 1994 And 1993


(1)  SIGNIFICANT ACCOUNTING POLICIES (Continued)


Net income Per Share and Common Share Equivalents

      Earnings per share is based on the weighted average number of the Corporation's Class A Common Stock, $1.00 par value per share ("Class A Common Stock") and Class B Common Stock, $1.00 par value per share ("Class B Common Stock") and common stock equivalents (certain stock options) outstanding during the period. In reporting earnings per share, the Corporation's interest in the earnings of its majority-owned subsidiaries is adjusted for the dilutive effect, if any, of these subsidiaries' outstanding stock options. The difference between primary earnings per share and fully diluted earnings per share is not significant for any period. Weighted average shares and share equivalents for the three years ended January 31, 1995, 1994 and 1993 were 1,871,000, 1,867,000 and 1,837,000, respectively. The inclusion of the options for Class B Common Stock related to Ronald S. Haft's employment agreement would have no impact on reported earnings per share in fiscal 1995 because they are anti-dilutive (see Note 6).


(2)  INCOME TAXES

      Because of its percentage ownership, the Corporation does not report the results of operations of Crown Books, Trak Auto or Shoppers Food in its Federal or state tax returns. The Company's tax provision therefore, represents the combined tax provisions of the Corporation, Crown Books, Trak Auto and Shoppers Food (through May 28, 1994).

      The provision for income taxes on income before minority interests, equity in affiliate and extraordinary items consists of the following:

                                               - In Thousands -
                                    --------------------------------------

                                                Fiscal Years
                                    --------------------------------------

                                      1995           1994           1993
                                    --------       --------       --------
Current:
    Federal                         $  9,474       $  8,590       $ 11,706
    State                              1,839          2,236          2,701
                                    --------       --------       --------
                                      11,313         10,826         14,407

Deferred:
    Federal                          (11,076)        (2,522)        (3,812)
    State                             (1,936)        (1,110)        (1,028)
                                    --------       --------       --------
                                    $ (1,699)      $  7,194       $  9,567
                                    ========       ========       ========

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  Years Ended January 31, 1995, 1994 And 1993


(2)  INCOME TAXES (Continued)

      The combined effective tax rate on income before income taxes, minority interest, extraordinary items and cumulative change in accounting principle is reconciled to the Federal statutory rate as follows:

                                                - In Thousands -
                                     ---------------------------------------
                                                  Fiscal Years
                                     ---------------------------------------
                                        1995          1994          1993
                                     ----------    ----------    -----------
Federal statutory rate                       34%           34%            34%
  Income taxes at Federal statutory
    rate                             $  (27,105)   $    2,439    $     7,214
  Increase (decrease) in taxes
  resulting from:
    Federal and state net operating
      loss carryforward not
      benefitted                          5,905         4,092          1,077
    State income taxes, net of
      Federal income tax benefit            (89)          838          1,287
    Minority interest of CMREC
      taxed at minority partner            (195)        -              -
    CMREC interest in Total Beverage
      closed store reserve                 (970)        -              -
    Amortization of Goodwill               (154)        -              -
    Valuation allowance                  21,279         -              -
    Income taxes at above
      statutory rate                         92         -              -
    Total Beverage twenty five
      percent loss sharing                -                65          -
    Tax exempt municipal
      bond interest income                 (494)         (295)         -
    Utilization of former
      Trak West net operating loss         (225)         (219)          (209)
    Other                                   257           274            198
                                     ----------    ----------    -----------
    Income tax provision (benefit)   $   (1,699)   $    7,194     $    9,567
                                     ==========    ==========     ==========


Effective tax rate                         2.1%        103.2%          45.1%
                                     ==========    ==========    ===========

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  Years Ended January 31, 1995, 1994 And 1993

(2)  INCOME TAXES (Continued)

      The Company accounts for income taxes in accordance with SFAS No.
109, Accounting for Income Taxes. This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and for tax net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. The components of the net deferred tax assets and liabilities are as follows:

                                                         (in thousands)
                                                    ------------------------
Gross Deferred Tax Assets:                          January 31,  January 31,
- --------------------------                          -----------  -----------
                                                        1995         1994
                                                    -----------  -----------
  Reserves for other liabilities                    $       361  $     2,572
  Capitalized leases treated as operating
    leases for tax purposes                               2,721        3,288
  Depreciation                                            1,894          701
  Uniform capitalization of inventory
    costs                                                 2,661        2,381
  Deferred gain from involuntary conversion                 206          422
  Reserve for store closings and restructuring           26,993        8,722
  Accrued rent                                              695        1,169
  Deferred income                                            99        1,022
  Certain officers bonuses                                  324        1,617
  Tax loss carryforwards                                  6,735        3,164
  Tax credit carryforwards                                1,973        1,018
  Basis adjustment as a result of purchase
    accounting for Trak West                                394          659
  Unrealized investment losses                              355         -
  Accrued vacation                                        1,245         -
  Accrued self insurance reserves                         2,410         -
  Accrued legal reserves                                  5,252         -
  Litigation accruals                                    16,159         -
  Other                                                     159           42
                                                        -------      -------

  Gross Deferred Tax Assets                              70,636       26,777

  Valuation allowance                                   (29,200)      (7,921)
                                                        -------      -------

    Net Deferred Tax Assets                              41,436       18,856

Deferred Tax Liabilities:
- -------------------------
  Basis difference in Shoppers Food investment            9,321         -
  Book basis of assets acquired as a result
    of involuntary conversion                               531         -
  Other                                                   -              125
                                                        -------      -------

  Gross Deferred Tax Liabilities                          9,852          125
                                                        -------      -------
  Net Deferred Tax Asset                                $31,584      $18,731
                                                        =======      =======

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  Years Ended January 31, 1995, 1994 And 1993


(2)  INCOME TAXES (Continued)

      A summary of the Company's valuation allowance as of January 31, 1995, 1994 and 1993 by Company is provided below:

                                                   (in thousands)
                                      ---------------------------------------
                                                    Fiscal Years
                                      ---------------------------------------
                                          1995         1994          1993
                                      ------------  -----------  ------------
Crown Books                           $      2,500  $     -      $     -
Trak Auto                                    -              728           728
Dart Group Corporation                      26,700        7,193         3,369
                                      ------------  -----------  ------------
                                      $     29,200  $     7,921  $      4,097
                                      ============ ============  ============


      As a result of the adoption of SFAS No. 109, Accounting for Income Taxes, the Corporation determined at January 31, 1993 that it required a valuation allowance of $3,369,000 against all existing net deferred tax assets at that date. Trak Auto recorded a cumulative benefit resulting from the adoption of the standard of $1,658,000 and established a valuation reserve of $728,000 for the remaining net deferred tax assets (principally operating losses).

      During the year ended January 31, 1994, the Corporation increased its valuation allowance by $3,824,000, which represented the increase in the Corporation's net deferred tax assets during the period.

      During the year ended January 31, 1995, the Corporation recorded an increase in its valuation allowance of $19,507,000 as a result of continuing net operating losses offset by the recognition of certain deferred tax liabilities associated with the deconsolidation of Shoppers Food. As a result of its earnings in fiscal 1995 and its expectations regarding future earnings, Trak Auto reversed its valuation allowance. Crown Books recorded a valuation allowance of $2,500,000 as a result of its evaluation regarding the likelihood of its utilization of net deferred tax assets.

      The Corporation does not recognize deferred tax liabilities on the excess of the amount for financial reporting over the tax basis of the investment in its consolidated majority owned subsidiaries. In fiscal 1995, Shoppers Food was deconsolidated and the Corporation announced that it has under consideration the liquidation of its interest. Accordingly, the Corporation has provided deferred taxes of $9,321,000 and reduced its valuation allowance by the same amount.

      As a result of the Corporation's operating loss for the year ended January 31, 1995, a tax net operating loss carryforward of $9,692,000 was created. The Corporation's cumulative total tax net operating loss carryforward is $18,335,000. All net operating loss carryforwards will expire by fiscal 2010. In addition, the Corporation has an Alternative Minimum Tax credit carryforward of approximately $1,010,000.

      The Corporation will continue to evaluate the need for its valuation allowance on a periodic basis.

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  Years Ended January 31, 1995, 1994 And 1993

(3)  TRANSACTIONS WITH AFFILIATES

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

      For purposes of the Statements of Cash Flows only, the accounts of Shoppers Food have been deconsolidated at January 31, 1994. Accordingly, the Company's consolidated cash position was decreased by $61,014,000 (representing cash and cash equivalents held by Shoppers Food at January 31, 1994) and net income excluded the Corporation's share of Shoppers Food net income for the year ended January 31, 1995.

Summary Income Data for Deconsolidated Subsidiary:

      The following information reflects the results of Shoppers Food from May 29, 1994 to January 31, 1995:

                    Revenue              $540,359,000
                    Gross Profit          100,832,000
                    Net Income             16,642,000

      The following information presents summarized balance sheet information of Shoppers Food as of January 31, 1995 (unaudited).

                    Current Assets       $125,470,000
                    Total Assets          150,784,000
                    Current Liabilities    49,839,000
                    Total Liabilities      63,908,000
                    Stockholders' Equity   86,876,000

      The amounts included in net income above do not reflect the amortization of the difference between the Corporation's original purchase price and the equity in net assets or certain tax contingencies recorded by the Company.

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  Years Ended January 31, 1995, 1994 And 1993


(3)  TRANSACTIONS WITH AFFILIATES (Continued)

      The Corporation and the other 50% shareholder of Shoppers Food have a buy/sell agreement whereby either shareholder has the right, at any time, to initiate procedures under which the initiating party offers both to sell to or buy from the other party the initiating party's or the other party's shares in Shoppers Food at the offer price. The recipient of an offer under this buy/sell agreement has the alternative of accepting the offer to sell or the offer to buy. The Corporation is unable to determine the effect that would result if either party initiates this procedure.

      The Corporation's interest in Shoppers Food is held through a wholly-owned subsidiary Dart/SFW Corp. ("Dart/SFW"), a Delaware Corporation. The Corporation and Dart/SFW had previously executed agreements which by their express terms provide for options to Herbert H. Haft and Robert M. Haft to each acquire up to 10% of the stock of Dart/SFW on a fully diluted basis. These agreements state that the options became exercisable in August 1994 and expire in August 2004 and that the optionees have the right to require the Corporation to repurchase the shares at their then fair market value at any time within three years after receipt of the shares.

      The Executive Committee of the Board of Directors (the "Executive Committee") (see Note 6) has undertaken a legal review of these options and, as a result, is contesting their validity. Robert M. Haft has filed a lawsuit seeking specific performance of these options. See Note 9. Pending the outcome of this lawsuit, the Corporation accrues the estimated fair value of the stock over the exercise price of the options provided for in these agreements ($11.4 million at January 31, 1995).

Exercise of Subsidiary Stock Options

      Trak Auto and Crown Books stock options have been granted to officers, directors and key employees. As these options are exercised, the number of minority shares outstanding, and accordingly the minority share of the ownership of Trak Auto and Crown Books, increases. The difference attributable to the Corporation's change in ownership percentage for these subsidiaries is reflected in Paid-in Capital.

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  Years Ended January 31, 1995, 1994 And 1993

(4)  COMMITMENTS

Lease Commitments

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

      Following is a schedule by fiscal year of future minimum payments under capital leases, license agreements and non-cancelable operating leases having initial or remaining terms in excess of one year at January 31, 1995 (excluding Shoppers Food). The schedule below includes the operating leases of the Corporation and its consolidated subsidiaries. The imputed interest rate on the capital leases is 14.2% in the aggregate.

                                               - In Thousands -
                                   ---------------------------------------
                                        Capital Leases
                                   -------------------------
                                                   Fixtures
Fiscal                                               and         Operating
 Year                              Buildings       Equipment       Leases
- ------                             ---------       ---------     ---------
1996                               $  3,909        $     298      $  43,686
1997                                  4,116            -             39,507
1998                                  4,344            -             34,421
1999                                  4,604            -             27,060
2000                                  4,630            -             18,274
2001-2017                            81,889            -             55,511
                                   --------        ---------       --------
                                    103,492              298      $ 218,459
                                                                  =========
Less-Imputed interest                73,607               22
                                   --------        ---------
Present value of net minimum         29,885              276
   lease payments
   Less-Current maturities               92              276
                                   --------        ---------
   Long-term capital lease
   obligations                     $ 29,793        $   -
                                   --------        ---------

      The table above includes $15,451,000 for store operating leases where the store has been closed and the lease obligation has been accrued in the restructuring or store closing reserves. Minimum operating lease obligations have not been reduced by total future minimum sublease rental of $1,555,000 receivable in the future under nine leases. There are no sublease arrangements for the capital leases.

Rent expense for operating leases and license arrangements are as follows:

                                             Year Ended January 31,
                                   ------------------------------------------
                                        1995          1994           1993
                                   ------------   ------------   ------------

Minimum rentals                    $ 41,200,000   $ 51,158,000    $44,330,000
Contingent rentals                      738,000        529,000        537,000
                                   ------------   ------------    -----------
                                   $ 41,938,000   $ 51,687,000    $44,867,000
                                   ============   ============    ===========

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  Years Ended January 31, 1995, 1994 And 1993

(4)  COMMITMENTS (Continued)

Capital Lease Arrangements With Related Parties

      The Corporation has a lease with a private partnership in which Haft family members own all of the partnership interests, for a 271,000 square foot headquarters building and distribution center in Landover, Maryland. The lease is for 30 years and six months, commenced in October 1985, and provides for increasing rental payments over the term of the lease. The current annual rental is $1,884,000. The lease requires the payment for maintenance, utilities, insurance and taxes. The distribution center was constructed by the partnership at a cost of approximately $8,300,000. The Corporation has sublet approximately 238,000 square feet to Trak Auto and Crown Books at a per square foot charge which is equal to the Corporation's per square foot cost under the master lease. The Corporation has a lease agreement with the aforementioned partnership for land, identified for future Trak Auto expansion, adjacent to the headquarters building and distribution center. The lease is coterminus with the headquarters building and distribution center lease and provides for current annual rental of $35,000 with increases of three percent per year. The rent will be renegotiated upon commencement of construction of any improvements. Trak Auto has agreed to bear the annual carrying cost for the land.

      The Corporation's majority-owned subsidiary, Trak Auto, entered into an agreement to lease a 176,000 square foot distribution center in Bridgeview, Illinois from a private partnership in which Haft family members own all of the partnership interests. The lease is for 30 years and six months, commenced April 1984 and provides for rental payments increasing approximately 15% every five years over the term of the lease. The current annual rental is $651,000. The lease requires payment of maintenance, utilities, insurance and taxes. The Corporation is jointly and severally liable for the lease obligations. The partnership purchased the warehouse on March 12, 1984 for approximately $3,100,000.

      Trak Auto has an agreement to lease a distribution center in Ontario, California from a private partnership in which Haft family members own all of the partnership interests. The lease is for 20 years and commenced in December 1989. The lease also provides for increasing rental payments, based upon the Consumer Price Index for the Los Angeles area, over the term of the lease. The current annual rental is $1,374,000. The lease requires payment of maintenance, utilities, insurance and taxes. The partnership purchased the distribution center for approximately $10,800,000.

      The capital lease arrangements described above are all included in the lease commitment table.

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  Years Ended January 31, 1995, 1994 And 1993


(4)  COMMITMENTS (Continued)

      The Corporation's affiliate, Shoppers Food, has a lease agreement for a 86,000 square foot office building in Lanham, Maryland from a private partnership in which Haft family members and the other shareholders of Shoppers Food own all of the partnership interests. The lease is for 20 years and commenced January 9, 1991. The lease provides for yearly increasing rental payments, based upon the Consumer Price Index for the Washington, D.C. Metropolitan Statistical Area, however the increases shall not be more than 6% or less than 3%. The current annual rental is $1,299,000. The lease requires payment of maintenance, utilities, insurance and taxes. The partnership purchased the office building for approximately $8,700,000 in July 1990. There are currently four unaffiliated subtenants in the office building. These subtenants are leasing approximately 36,000 square feet for a current annual rent of $518,000.

Pennsy Warehouse Leases

      In February 1991 the Corporation resumed payment of the rent under leases of three warehouses located at 3301 Pennsy Drive, Landover, Maryland (the "Pennsy Leases"). These leases cover approximately 533,800 square feet of warehouse space and are with private partnerships in which Haft family members own all the partnership interests. By their terms, the leases, which run to 2016, require annual rental payments of $855,000 subject to escalation in 1996 and thereafter based on increases in the Consumer Price Index. These lease terms also require the lessee to pay real estate taxes, insurance, utilities, and maintenance expenses. At the end of the third quarter of the year ended January 31, 1995, the Corporation reserved $32.3 million for the obligations represented by these leases, which is the present value (discounted at 6%) before estimated future inflation of 4% of the approximately $82.0 million that the Corporation projects that it would be required to expend under the leases over the balance of the term. These leases are currently the subject of litigation. See Notes 5 and 9.

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  Years Ended January 31, 1995, 1994 And 1993

(4)  COMMITMENTS (Continued)

Store Operating Lease Payments to Related Parties

      During the fiscal years ended January 31, 1995, 1994 and 1993, respectively, Trak Auto made rental payments of approximately $2,893,000, $2,180,000 and $2,008,000, Crown Books made rental payments of approximately $2,035,000, $1,780,000 and $1,410,000, and Shoppers Food made rental payments of approximately $4,170,000, $2,873,000 and $2,873,000 and Total Beverage made rental payments of approximately $893,000 and $361,000 during the years ended January 31, 1995 and 1994 to CMREC shopping centers and to partnerships in which members of the Haft family own all or substantially all of the beneficial interests. None of the stores involved were acquired by the partnerships within the past two years.

      In addition to the Executive Committee's legal review of the Pennsy Leases, which resulted in litigation filed by the Corporation on February 10, 1995 (See Note 9), the Executive Committees of the Corporation, Trak Auto and Crown Books have undertaken a legal review of other leasing arrangements and real estate related transactions between the Company, on the one hand, and Haft-owned entities, on the other hand. The review is ongoing and the Executive Committees have not yet determined whether other actions will be taken as a result of this legal review.

Future Minimum Lease Payments to Related Parties

      The Corporation's subsidiaries and affiliate, Trak Auto, Crown
Books, Shoppers Food and Total Beverage lease certain real property from CMREC and Haft family owned partnerships. The leased properties consist of 54 stores, three warehouses and the Shoppers office building, but excluding the Pennsy Leases. These leases provide for various termination dates, which, assuming renewal options are exercised, range from 1996 to 2031 and require the payment of minimum rentals aggregating approximately $372,657,000 to the lease expiration dates. Minimum rentals under these leases are approximately $242,880,000 to the expiration of their original terms. Certain of these leases also require the payment of a percentage of sales in excess of a stated minimum, as well as real estate taxes and Consumer Price Index increases.

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  Years Ended January 31, 1995, 1994 And 1993


(5)  PENNSY WAREHOUSE LEASES

      The Pennsy Leases cover a 533,800 square foot facility consisting of office space and three warehouses once occupied and used by the Dart Drugstore chain, a predecessor of the Corporation. The warehouses and office space are not required by the Corporation for its operations. These warehouses are owned by partnerships in which members of the Haft family own all of the general and limited partnership interests. The office space and warehouses were built by Haft partnerships between 1965 and 1974: warehouse I and the offices in 1965, warehouse II in 1971 and warehouse III in 1974. The facility is located at 3301 Pennsy Drive, Landover, Maryland.

      Trak Auto has an agreement with the Corporation to sublease 6,500 square feet of the facility. The term of the sublease is one year (with nine one-year option periods). The annual rental is $21,000 and will increase to $24,000 for each of the last five option periods. The sublease requires Trak Auto to pay approximately $6,000 annually for its share of common area maintenance, real estate taxes and insurance premiums. Trak Auto intends to give notice to terminate this sublease and hold over in the warehouse on a month-to-month basis. In addition, Shoppers Food has an agreement with the Corporation to rent (on a month to month basis) 6,000 square feet of the above facility for approximately $2,000 a month.

      In 1984, the Corporation sold the Dart Drugstore chain to a new company owned by its management, DDSI. At that time, the subject leases were assigned to a subsidiary (Dart Drug Corporation, Maryland) whose stock was transferred to DDSI, and the Pennsy Leases were extended to 2016 and modified. The leases were then assigned to DDSI itself. Ownership of DDSI was subsequently transferred and it commenced operation under the name of Fantles in 1988. DDSI, dba Fantles, occupied the properties through December of 1990, more than one year after DDSI filed bankruptcy.

      DDSI (Fantles) having rejected the Pennsy Leases in its bankruptcy, the Corporation in February 1991 resumed paying rent and other expenses to the Haft family-owned landlords on the theory that the Corporation's obligations to the landlords survived the 1984 transactions.

      The Pennsy Leases expire September 30, 2016 and provide for increasing rental payments based on the Consumer Price Index. The leases are "triple net" leases, in that in addition to rental payments the Corporation is responsible for all expenses, including but not limited to real estate taxes, all utilities, insurance and maintenance. The following table shows projected future expenditures (assuming a 4% inflation rate) for the remaining term of the Pennsy Leases.

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  Years Ended January 31, 1995, 1994 And 1993


(5)  PENNSY WAREHOUSE LEASES (Continued)

Lease Table

Fiscal                Rental Payments
          ---------------------------------------
 Year        Whse I       Whse II      Whse III     Maintenance    Total
- ------    -----------   -----------   -----------   -----------  ----------
1996      $   325,000   $   305,000   $   226,000   $   500,000  $ 1,356,000
1997          325,000       597,000       398,000       510,000    1,830,000
1998          325,000     1,181,000       729,000       521,000    2,756,000
1999          325,000     1,198,000       729,000       532,000    2,784,000
2000          325,000     1,287,000       729,000       544,000    2,885,000
2001-2016  17,235,000    26,286,000    15,659,000    11,299,000   70,479,000
          -----------   -----------   -----------   -----------  -----------
          $18,860,000   $30,854,000   $18,470,000   $13,906,000  $82,090,000
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

      To remove certain fixtures and material unaffected by the asbestos, the Corporation allowed limited access to warehouse number I on a temporary basis, by specially instructed employees with safety garb. The Corporation will not permit the use of warehouses number I or II, nor will it place personnel in those warehouses in their present condition except as described above. The Corporation has taken steps to secure warehouses number I and II to prevent unauthorized entry. With respect to warehouse number III, the Corporation has determined that the presence of asbestos-containing materials in the floor tiles does not render warehouse number III unsafe, because the materials are intact and the asbestos is non-friable. No friable asbestos is located in the portion of warehouse III sublet to Trak Auto and Shoppers Food.

      As the table above shows, if these leases remain enforceable, the Corporation will pay in excess of $68.2 million in rent to the Haft interests, plus an additional $13.9 million in "triple net" expenses. The net present value of future payments discounted at a risk free rate of 6%, and eliminating the effect of estimated future inflation of 4% included in the table above is approximately $32,300,000 and at the end of the lease term the Corporation retains no residual value in either the land or buildings.

      On February 10, 1995, the Corporation filed a complaint concerning the Pennsy Leases. See Notes 4 and 9.

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  Years Ended January 31, 1995, 1994 And 1993


(5)  PENNSY WAREHOUSE LEASES (Continued)

      These estimated outflows would substantially impair the future cash flows of the Corporation for the foreseeable future. Accordingly, the Corporation revised its expectations of future sublease income and increased the reserve for the obligations represented by these leases to $32.3 million from $9.6 million, an increase of $22.7 million, during the quarter ended October 31, 1994. As previously disclosed, beginning late in the third quarter of the current fiscal year, the Corporation's Executive Committee undertook a legal review of the subject leases from their inception. As a result of this legal review, on February 10, 1995, the Corporation filed a complaint for rescission of the Pennsy Leases and for the return of rent paid since the reassumption of the Pennsy Leases. See Note 9.

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

(6) INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS
    (See Notes 4 and 11)

Haft Family Employment Agreements and Other Compensation Arrangements

      In April 1974, the Corporation entered into an employment agreement with Herbert H. Haft, Chairman and Chief Executive Officer. The agreement, as amended, is renewable each year for a successive ten-year term. The agreement, as amended, provides for a base salary of $544,500 for the year ended January 31, 1986 and for increases in base salary each year thereafter by the greater of (i) $12,000 plus ten percent of the base salary for the preceding fiscal year or (ii) the increase in the cost of living. The agreement, as amended, further provides for an annual bonus equal to 1 1/2% of the Corporation's consolidated pretax profit not reduced as a result of transactions which are not ordinary and a supplemental bonus based on certain performance criteria for the three-year period ended January 31, 1988 and each three-year period thereafter. The supplemental bonus equals the greatest of (i) 3% of the increase in the aggregate market value of the Class A Common Stock on the last day of the three-year period over such market value on the first day of such period; (ii) 3% of any excess in the Corporation's consolidated stockholders' equity on the last day of the three-year period over such stockholders' equity on the first day of such period; (iii) 3% of the aggregate consolidated net income during the three-year period; and (iv) his base salary and annual bonus for the last year of the three-year period. Pursuant to the agreement, Herbert
H. Haft may elect to receive all or part of his compensation in the form of an option for shares of the Class A Common Stock or defer receipt of all or part of such compensation. The agreement, as amended, also provides that the Corporation must lend to Herbert H. Haft the funds necessary to purchase a $3,000,000 life insurance policy on his life and/or the life of his former
wife, Gloria Haft.   The Corporation has elected not to charge interest on the
loan.  In 1993, a

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  Years Ended January 31, 1995, 1994 And 1993


(6) INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS
    (See Notes 4 and 11) (Continued)

shareholder derivative action was filed challenging certain aspects of this employment agreement. In 1994, the Special Litigation Committee concluded that it is in the best interests of the Corporation that claims challenging Herbert
H. Haft's employment agreement be dismissed except to the extent that the validity of the "evergreen" provision (successive ten-year terms) of the agreement is challenged. See Note 9.

      In August 1993, the Corporation entered into an employment agreement ("the Agreement") with Ronald S. Haft, President and Chief Operating Officer, for a term initially ending on January 31, 1997. The term of the Agreement is to be automatically extended for one year on the first of each February that Ronald S. Haft is employed by the Corporation. The Agreement provides that Ronald S. Haft will be nominated to the Board of Directors of the Corporation at each opportunity during the term of the Agreement, and that he shall receive standard directors' fees while he is on the Board of Directors. The Agreement provides for an annual base salary of $400,000, subject to annual increases as agreed to by Ronald S. Haft and the Board of Directors, with a minimum annual increase equal to the Consumer Price Index (as defined) to the base salary unless the Corporation chooses not to increase the compensation of any executive. The Agreement provides for a supplemental bonus for the three-year period beginning February 1, 1994 and ending January 31, 1997, and each subsequent three-year period thereafter, with terms similar to Herbert H. Haft's supplemental bonus and provides for an annual bonus equivalent to Herbert H. Haft's. Ronald S. Haft may elect to receive all or part of his compensation in the form of an option for shares of the Class A Common Stock or defer the receipt of all or part of his compensation. Under the Agreement, Ronald S. Haft acquired the Options and the Corporation agreed to loan to Ronald S. Haft the full amount of the exercise price of any Options that he may exercise. Any such loan is to bear interest at NationsBank's prime rate charged as of the date of the loan. The Corporation is contesting the validity of the Options, the loan for their exercise and the Agreement. See Note 9.

      In fiscal 1990, the Corporation signed agreements with Herbert H.
Haft and Robert M. Haft that granted to each of them an option to purchase up to ten shares of the common stock of Dart/SFW, or 10 percent of such stock on a fully diluted basis, for approximately $192,688 per share. Under the agreements each such option is exercisable in whole or in part during the period beginning on August 30, 1994 and ending on August 30, 2004; provided that such options become immediately exercisable in the event of a Major Business Change (as defined in the option agreements) and for a period of ten years thereafter. At any time within three years after receipt of the Dart/SFW shares pursuant to the exercise of an option, Herbert Haft or Robert Haft, as the case may be, may require the Corporation to purchase all or part of such shares at their then fair market value, as determined by an independent appraiser selected by the Corporation's Board of Directors. Pursuant to agreements dated January 11, 1990, Herbert H. Haft assigned and transferred his option to acquire ten shares of Dart/SFW to his two children, Ronald S. Haft and Linda G. Haft, and Robert M. Haft assigned

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  Years Ended January 31, 1995, 1994 And 1993


(6) INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS
    (See Notes 4 and 11) (Continued)

and transferred his option to acquire six shares of Dart/SFW to Trusts established for the benefit of his two children, Michael A. Haft and Nicholas
G. Haft.

      The Executive Committee has undertaken a legal review of these options and, as a result, is contesting their validity. Robert M. Haft has filed a lawsuit seeking specific performance form the Corporation of these options. See Notes 3 and 9.

      The Corporation accrues the estimated fair value of the Dart/SFW stock over the exercise price of the options provided for in these agreements ($11.4 million at January 31, 1995).

Incentive Stock Agreement

      In fiscal 1990, Crown Books entered into an incentive stock agreement (the "ISA") with Robert M. Haft, the former President of Crown Books. Under the terms of the ISA, Crown Books issued 100,000 shares of stock to Mr. Haft in return for a non-interest bearing promissory note, discounted at an 11% effective interest rate, of $203,750, due January 2, 2004. The ISA provides that the stock certificate representing the 100,000 shares state that the shares are subject to certain transfer restrictions. Crown Books has the right, expiring ratably over the period from January 2, 1999 to January 2, 2001, to repurchase all or a portion of the shares, subject to certain conditions, in the event Mr. Haft voluntarily terminates employment with Crown Books. Pursuant to the terms of the ISA, if Crown Books terminates Robert M. Haft without cause, it must issue 100,000 shares of unrestricted common stock to him.

      Crown Books recognized deferred compensation to Robert M. Haft under the ISA with a combination of amortization of the discount on the note ($11,000 annually) and straight-line recognition of the difference between the market price of Crown Books common stock on the date of grant and the purchase price for the shares subject to the ISA ($194,000 annually).

      When Robert M. Haft's employment with Crown Books terminated in
June 1993, Crown Books maintained that he had voluntarily terminated his employment, and therefore Crown Books had a right to repurchase these shares. In August 1993, Robert M. Haft filed a lawsuit against the Corporation, Crown Books and Trak Auto that, among other claims, contested the right of Crown Books to repurchase the shares, and alleged that Crown Books had terminated Robert M. Haft without cause. The jury and the court in this litigation found in favor of Robert M. Haft on these claims. On February 22, 1995, the court held that Robert M. Haft was entitled to damages in the amount of $2,146,250, plus interest, for Robert M. Haft's claims with respect to the ISA. Crown Books is contesting this judgment. See Note 9 for further discussion of this litigation.

      As a result of this litigation, however, Crown Books expensed the remaining unamortized deferred compensation totaling $1,424,000 (before income taxes) associated with the ISA in the year ending January 31, 1995.

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  Years Ended January 31, 1995, 1994 And 1993

(6) INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS
    (See Notes 4 and 11) (Continued)

Other Management Employment Agreements

      In October 1994, the Corporation entered into a consulting agreement with RPF, Inc., a corporation wholly-owned by Robert A. Marmon, whereby RPF, Inc. supplies the services of Mr. Marmon as Chief Financial Officer for the Corporation, each of its wholly-owned subsidiaries and Crown Books, and as Principal Financial Officer for Trak Auto. The agreement, as amended, provides for a monthly fee of $48,750 and is renewable automatically for one-month terms commencing April 30, 1995, unless either the Corporation or RPF, Inc. have given written notice of termination. On March 20, 1995, the agreement was modified and extended on a month-to-month basis. Under the modified agreement, the Corporation may terminate the agreement on thirty days notice. However, Mr. Marmon must provide sixty days notice to the Corporation if he intends to terminate the agreement.

      On January 25, 1995, the Company entered into employment agreements with several key employees, including R. Keith Green, President of Trak Auto and E. Steve Stevens, Senior Executive Vice President and Chief Operating Officer of Crown Books. The agreements are for a term of one year, the Company's fiscal year, (Mr. Green and Mr. Stevens' agreements are for two years) and are automatically extended one year (two years for Mr. Green and Mr. Stevens) unless the individual is terminated with cause. The agreements provide for annual increases following review and performance appraisal by the Compensation Committee of the Board of Directors.

Executive Committee and Special Litigation Committee

      On January 4, 1994, the Board of Directors of Dart established a Special Litigation Committee to assess, on behalf of the Corporation, whether to pursue, settle or abandon, claims raised in the derivative law suits filed against the Corporation. See Note 9 for a discussion of the derivative law suits. The Directors appointed to the Special Litigation Committee were H. Ridgely Bullock and Larry G. Schafran. On September 30, 1994, the Special Litigation Committee issued its report.

      The Board of Directors of the Corporation established an Executive Committee of the Board of Directors on September 7, 1994. The Executive Committee has the authority to conduct the affairs of the Corporation with respect to matters that are the subject of dispute between the present Chairman of the Board, Mr. Herbert H. Haft, and the present President of the Corporation, Mr. Ronald S. Haft. The Directors appointed to the Executive Committee were Douglas M. Bregman, H. Ridgely Bullock, Larry G. Schafran and Bonita Wilson, with Mr. Bullock as the Chairman of the Executive Committee.
Mr. Bullock died December 18, 1994 and Mr.  Schafran was elected Chairman in
January 1995.   Any and all actions of the Executive Committee are required to be without a dissenting vote. On October 11, 1994, the Boards of Directors of Trak Auto, Crown Books and Total Beverage each established an Executive Committee of their respective Board of Directors with authority parallel to that of the Corporation's Executive Committee.

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  Years Ended January 31, 1995, 1994 And 1993


(6)   INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS
      (See Notes 4 and 11) (Continued)

      Members of the Executive Committee are compensated at a salary rate of $275 per hour plus reimbursement of expenses. Members of the Special Litigation Committee of the Board of Directors, which was established on January 4, 1994, have been compensated at a salary rate of $250 per hour plus reimbursement of expenses. Through January 31, 1995, the compensation paid by the Corporation and its subsidiaries to members of the respective Executive Committees for their services on those committees totaled $666,000, and the compensation paid by the Corporation and its subsidiaries to members of the Special Litigation Committee for their service on that committee totaled $269,000, in each case exclusive of expense reimbursement.

(7)   CONTROL PROCEDURE

      On August 4, 1994, the Corporation, on the instruction of Herbert
H. Haft, caused to be issued to Herbert H. Haft two bank cashiers checks totaling $18,000,000 in exchange for a promissory note from Mr. Haft. On August 8, 1994 Mr. Haft returned to the Corporation the two checks, unnegotiated. Mr. Haft subsequently paid the Corporation interest on the amount for the period it was outstanding. The Executive Committee of the Corporation has conducted a review of this transaction and as a result the Board of Directors has adopted a policy that no funds of the Corporation will be advanced to any person who owns of record or has power to vote 10% or more of the Corporation's Class B Common Stock (except pursuant to contracts previously approved by the Board of Directors) without prior approval of a majority of the disinterested Directors.

(8)   CERTAIN EVENTS

Sale of Class B Common Stock to Ronald S. Haft

      On July 28, 1993, Herbert H. Haft sold his 172,730 shares of Class
B Common Stock to Ronald S. Haft for the purchase price of $80.00 per share, and Ronald S. Haft granted to Herbert H. Haft an irrevocable proxy to vote those shares until his death or incapacity. The total acquisition price for these shares was $13,818,400, of which $2,763,680 was paid at closing; the remaining $11,054,720 was paid for with a promissory note bearing interest at 6.61%, the applicable federal rate with the principal amount and any accrued but unpaid interest due and payable on August 1, 2013. Accordingly, as of January 31, 1995, there were 302,952 issued and outstanding shares of Class B Common Stock, of which Ronald S. Haft owned 25,246 shares (or 8.33%), and another 172,730 shares (or 57.02%) without the power to vote, for a total of 197,976 shares (or 65.35%). If all of the shares of Class B Common Stock covered by options were issued, there would be 500,000 issued and outstanding shares of Class B Common Stock, of which Ronald S. Haft would then own 395,024 shares (or 79.00%), with voting power over 222,294 shares (or 44.46%), and Herbert H. Haft would have voting power over 172,730 shares (or 34.54%).

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  Years Ended January 31, 1995, 1994 And 1993



(9)   LITIGATION

Robert M. Haft Employment Litigation

      In August 1993, Robert M. Haft, the former president of Crown Books and the Corporation, filed a lawsuit in the United States District Court for the District of Delaware, Robert M. Haft v. Dart Group Corporation, et al. (D. Del. Civil Action No. 93-384-SLR), naming as defendants the Corporation and two of its subsidiaries, Crown Books and Trak Auto. The complaint, as amended, alleged breach of contract regarding various employment, stock option, stock incentive and loan agreements and sought declaratory judgment regarding a stock incentive agreement and a possible right by Robert M. Haft to acquire an interest in Total Beverage, all in connection with the termination of Robert M. Haft's employment in June 1993. The complaint, as amended, sought unspecified damages, costs and attorneys' fees.

      On September 20, 1994, a jury found that the Corporation had breached its employment contract with Robert M. Haft and awarded him damages against the Corporation (equivalent to the compensation projected to be due over a ten-year period) in the amount of $18,856,964. The jury also found that Crown Books had breached an employment agreement with Robert Haft and awarded him damages (equivalent to the compensation projected to be due over a ten-year period) against Crown Books in the amount of $12,800,910.

      The jury also found that Robert M. Haft did not voluntarily terminate his employment within the meaning of his ISA with Crown Books. Under the terms of the ISA, a voluntary termination by Robert M. Haft of his employment would have allowed Crown Books to repurchase all or a portion of 100,000 shares of stock issued to Robert Haft by Crown Books pursuant to the ISA, subject to certain transfer restrictions, in return for a non-interest bearing promissory note, discounted at an effective rate of 11%, for $203,750, due January 2, 2004. The jury's finding would preclude Crown Books from making such a repurchase.

      Robert M. Haft asked the judge presiding over the case to award him additional damages in the amount of approximately $2.4 million based on the failure of Crown Books to deliver 100,000 shares of unrestricted common stock of Crown Books, which he would have a right to receive under the ISA in the event of his termination without cause by Crown Books, when he demanded them in August of 1993. Robert M. Haft also requested a declaratory judgment on his claim against the Corporation, Crown Books and Trak Auto arising from certain stock options granted to him by those corporations and his claim that he has a purchase option for an interest in Total Beverage.

      On February 22, 1995, the federal district court in Robert M. Haft's employment litigation made the following rulings against the Corporation, Crown Books and Trak Auto:

      (1) The court found that Robert M. Haft was entitled to damages in the amount of $2,146,250, plus interest, based on the failure of Crown

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  Years Ended January 31, 1995, 1994 And 1993


(9)   LITIGATION (Continued)

              Books to deliver 100,000 shares of unrestricted Crown Books Common Stock when he demanded them in August of 1993;

      (2) The court found that Robert M. Haft was entitled to exercise certain employee stock options under the 1981 and 1992 Stock Option Plans of the Corporation, the CrownBooks Stock Option Plan adopted March 12, 1987, and the Trak Auto Corporation Stock Option Plan adopted March 24, 1987. As to options that had expired during the pendency of the case, the court extended the time for exercise for a period equal to the period from June 30, 1993 to the expiration date. As to options that had not yet expired, the court extended the exercise date for a period equal to the period from June 30, 1993 until final judgment was entered. (Under the relevant plans, Robert M. Haft would be entitled to exercise options for 50,000 of Class A Common Stock of Dart having exercise prices of $71.50 - $104.50 per share, 80,000 shares of Crown Books Common Stock having exercise prices of $21.45 - $23.93 per share and 40,000 shares of Trak Auto Common Stock having exercise prices of $6.60 - $13.75 per share.); and

      (3) The Court found that Robert M. Haft has the right to purchase for $149,400 ten percent of the Corporation's interest in the entity that acquired the assets of Total Beverage's Chantilly, Virginia store.

      The Court entered final judgment on all claims in this lawsuit on March 23, 1995. On April 6, 1995, the Corporation and Crown Books filed a motion for a new trial and/or reduction of damages with the court, challenging the Court's breach of contract findings, damages awards and certain evidentiary rulings. Depending upon the outcome of this motion, the Corporation, Crown Books and Trak Auto may also file an appeal challenging some or all of the rulings in this lawsuit.

      The Corporation has reserved approximately $32,200,000 for these judgments and has expensed the remaining unamortized deferred compensation associated with the ISA totaling $1,424,000 (before income taxes).

Derivative Litigation

      In September 1993, Alan R. Kahn and the Tudor Trust (the "Kahn
Derivative Plaintiffs"), shareholders of the Corporation, filed a lawsuit in the Delaware Court of Chancery for New Castle County naming as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, Bonita A. Wilson, Combined Properties, Inc. ("CPI"), Combined Properties Limited Partnership, and Capital Resources Limited Partnership. The suit is brought derivatively and names as nominal defendants the Corporation, Trak Auto, Crown Books, Shoppers Food, Total Beverage, and CMREC.

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  Years Ended January 31, 1995, 1994 And 1993


(9)   LITIGATION (Continued)

      The complaint, as amended on January 12, 1995, alleges waste, breach of fiduciary duty, violation of securities laws and entrenchment in connection with various lease agreements between the Combined Properties defendants and the Corporation and its subsidiaries, the termination of Robert
M. Haft, the compensation paid to Ronald S. Haft and Herbert H. Haft, the Agreement, the sale of 172,730 shares of Class B Common Stock by Herbert H. Haft to Ronald S. Haft, and the compensation paid to the Executive Committee. Plaintiffs seek an accounting of unspecified damages incurred by the Corporation, voiding of the options sold to Ronald S. Haft, appointment of a temporary custodian to manage the affairs of the Corporation or to oversee its recapitalization or sale and costs and attorneys' fees.

      On April 27, 1995, the Kahn Derivative Plaintiffs and the Special Litigation Committee of the Corporation's Board of Directors filed a Stipulation and Order which, if entered by the Court, will (1) dismiss claims against Douglas M. Bregman and Bonita Wilson; and (2) realign the Corporation as a party plaintiff to the amended complaint.

      In November 1993, Robert M. Haft filed another lawsuit in the
Delaware Court of Chancery for New Castle County. The lawsuit names as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, and Bonita A. Wilson, and also names the Corporation as a nominal defendant. The complaint derivatively alleges interested director transactions, breach of fiduciary duty and waste in connection with the Agreement. Robert M. Haft also brings individual claims for breach of contract and dilution of voting rights in connection with the sale of shares of Class B Common Stock by Herbert H. Haft to Ronald S. Haft and the Agreement. The complaint seeks rescission of the sale of such shares and the Agreement, unspecified damages from the individual directors, and costs and attorneys' fees.

      A Special Litigation Committee consisting of two outside, independent directors of the Corporation, Crown Books and Trak Auto was appointed by the Board of Directors to assess, on behalf of the Corporation, whether to pursue, settle or abandon the claims asserted in these two derivative lawsuits. In September 1994, the Special Litigation Committee moved for dismissal of certain claims in those derivative lawsuits and for realignment of the parties to permit the Corporation to prosecute other claims in those derivative lawsuits.

      In September 1994, Jolien Lou, a purported shareholder of Crown
Books, filed a lawsuit in the Delaware Court of Chancery for New Castle County naming as defendants Herbert H. Haft, Glenn E. Hemmerle, Ronald S. Haft, Douglas M. Bregman, H. Ridgely Bullock, Larry B. Schafran and Bonita A. Wilson. The suit is brought derivatively and names Crown Books as nominal defendant. The complaint, as amended on February 24, 1995, alleges waste and breach of fiduciary duty in connection with the termination of Robert M. Haft from his position at Crown Books in 1993 and in connection with Herbert H. Haft's management of Crown Books. The amended complaint also alleges legal malpractice against a lawyer advising the Corporation at that time. Plaintiff seeks

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  Years Ended January 31, 1995, 1994 And 1993

(9)   LITIGATION (Continued)

unspecified damages incurred by Crown Books, and costs and attorneys' fees. Ronald S. Haft and Glenn E. Hemmerle have been dismissed without prejudice from this lawsuit. Crown Books and other defendants have filed a motion to dismiss this lawsuit.

      Given that these derivative lawsuits are brought in the name of the Corporation and its subsidiaries, recovery in them would inure to the benefit of the Corporation and its subsidiaries if the claims are successfully litigated or settled. Therefore, in the opinion of management, resolution of these actions will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Ronald S. Haft Stock Options

      On September 6, 1994, Ronald S. Haft tendered the Corporation a letter requesting:

      (1) to exercise, effective immediately, options (the "Options"), to purchase, at an exercise price of $89.65 per share, 197,048 shares (the "Option Shares") of Class B Common Stock and

      (2) to exercise his right under the Agreement, effective immediately, to obtain a loan from the Corporation in the amount of $17,665,353.20, for part of the exercise price of the Options.

      Together with that letter, Ronald S. Haft tendered to the Corporation a check payable to the Corporation in the amount of $197,048 as payment of the par value of the Option Shares; and an executed unsecured promissory note of Ronald S. Haft payable to the order of the Corporation in the amount of $17,665,353.20, the balance of the exercise price for the Option Shares under the Options.

      The Corporation has rejected the validity of Ronald S. Haft's exercise of the Options and the promissory note tendered in connection therewith. Issuance of the Option Shares has not been recorded in the stock records of the Corporation, the Corporation has returned his $197,048 check, and the Corporation has not issued any stock certificate to Ronald S. Haft for the Option Shares. The Corporation delivered to Ronald S. Haft a check in the amount of the $985,000 price (plus interest) previously paid by him for the Options, but he returned the check to the Corporation. These funds are now in an interest bearing escrow account. The total of the $985,000 (plus interest) has been reclassified from Paid In Capital to Accrued Expenses as of January 31, 1995.

      On September 12, 1994, Ronald S. Haft filed a lawsuit against the Corporation (Ronald S. Haft v. Dart Group Corporation, Del. Ch., C.A. No. 13736) (the "Options Lawsuit") in the Delaware Court of Chancery for New Castle County seeking a court order that the Corporation issue the Option Shares and grant him a loan of $17,665,353.20 to be used as part of the payment for such shares. See Note 6.

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  Years Ended January 31, 1995, 1994 And 1993


(9)   LITIGATION (Continued)

      The Corporation has denied the validity of the Options and the Agreement and is contesting the Options Lawsuit. On November 14, 1994, the Court of Chancery entered a Memorandum Opinion denying Ronald S. Haft's motion for summary judgment.

      In connection with this proceeding, on September 14, 1994, the Standstill Agreement agreed to on behalf of the Corporation and Ronald S. Haft was ordered by the Delaware Court of Chancery. The Standstill Agreement restricts certain actions by the Corporation until further order of the court. In particular, the Corporation may not, without further order of the court: (i) change its Certificate of Incorporation or Bylaws; (ii) change the current composition of the Board of Directors of the Corporation or its subsidiaries;
(iii) change the current Haft family officers of the Corporation or its subsidiaries; (iv) issue any additional securities of the Corporation or any of its subsidiaries; or (v) take any extraordinary actions that would result in
(a) the liquidation of the Corporation or any of its subsidiaries, (b) the sale of any major subsidiary of the Corporation, or (c) the disadvantage of any Class B Common Stockholder of the Corporation through any debt transaction.

      In December 1994, Ronald S. Haft filed a motion for contempt against the Corporation, Herbert H. Haft, Larry G. Schafran and Bonita A. Wilson, alleging a breach of the Standstill Agreement. In his motion, Ronald
S. Haft asserted that the defendants violated the prohibition on the issuance of additional securities of the Corporation by approving certain employee stock option grants pursuant to existing stock option plans of the Company, and by approving a form of employment contract for executives of the Company that contains a provision for stock option grants. The Corporation opposed this motion and moved for a clarification or waiver of the Standstill Agreement with respect to the issuance and exercise of employee stock options that would (i) allow the Corporation to grant stock options to its employees, other than members of the Haft family, in a way that complies with the past practice of the Corporation and (ii) allow the Corporation to issue stock pursuant to the exercise of options granted prior to September 14, 1994. A hearing on these matters was held on April 18, 1995 at which the court denied the motion for contempt and issued an order stating that the Standstill Agreement did not enjoin the exercise of stock options granted prior to September 14, 1994 or the issuance of stock option to employees approved by the Board of Directors in December 1994.

      In December 1994, the Delaware Court of Chancery granted a motion by the Kahn Derivative Plaintiffs to intervene permissively as defendants in the Options Lawsuit on their own behalf. Subsequently, on January 20, 1995, Ronald S. Haft and the Kahn Derivative Plaintiffs filed a Stipulation and Agreement of Compromise, Settlement, and Release (the "Settlement Agreement"), in which they purported to settle the Options Lawsuit. As part of the putative Settlement Agreement, Ronald S. Haft's exercise of the Options would have been allowed.

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  Years Ended January 31, 1995, 1994 And 1993


(9)   LITIGATION (Continued)

      The Corporation filed a brief opposing the Settlement Agreement on March 8, 1995, which brief contained as an exhibit a memorandum (the "Memorandum") responding to the terms of the Settlement Agreement. See Item 7
- - Management's Discussion and Analysis of Financial Condition and Results of Operations for further description of the Memorandum. On March 10, 1995, the Kahn Derivative Plaintiffs withdrew from the putative Settlement Agreement. Trial in the Options Lawsuit is currently scheduled for July 17, 1995.

Pennsy Warehouse Litigation

      The Executive Committee of the Corporation undertook a legal review of the Pennsy Leases, beginning late in the third quarter of the year ended January 31, 1995. By their terms, the Pennsy Leases, which run to 2016, require annual rental payments of $855,000 subject to escalation in 1996 and thereafter based on increases in the Consumer Price Index. The lease terms also require the lessee to pay real estate taxes, insurance, utilities, and maintenance expenses. At the end of the third quarter of the year ended January 31, 1995, the Corporation reserved $32.3 million for the obligations represented by the Pennsy Leases, which is the present value (discounted at 6%) before estimated inflation of 4% of the approximately $82.0 million that the Corporation projects it would be required to expend under the leases over the balance of the term.

      As a result of this review, on February 10, 1995, the Corporation filed a complaint in Circuit Court for Prince George's County, Maryland, alleging, inter alia, breaches of fiduciary duty, waste and other irregularities by certain members of the Haft family and others in connection with the Pennsy Leases, and in particular with the resumption of rental payments for these warehouses in 1991 following the bankruptcy of the prior tenant, Dart Drug Stores, Inc. The complaint seeks rescission of the Pennsy Leases, restitution of approximately $3.4 million of rent paid since 1991 and other monetary damages. See Notes 4 and 5.

      The Executive Committees of the Corporation, Trak Auto and Crown Books have also undertaken a legal review of other leasing arrangements and real estate related transactions between the Company, on the one hand, and Haft-owned entities, on the other hand. See Notes 4 and 5 for further discussion of the Pennsy Leases. The review is ongoing and the Executive Committees have not yet determined whether other actions will be taken as a result of this legal review.

Robert M. Haft Options Litigation

      On February 10, 1995, Robert M. Haft filed a complaint in the
United States District Court for the District of Delaware against the Corporation seeking specific performance or damages in connection with the refusal of the Corporation to issue shares of Class A Common Stock to him pursuant to his exercise of certain options purportedly granted to him by the Corporation. Robert M. Haft allegedly received these options on three separate occasions:

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  Years Ended January 31, 1995, 1994 And 1993


(9)   LITIGATION (Continued)

(1) pursuant to the Dart Drug Corporation Executive Non-Qualified Stock Option Plan (the "1983 Plan"), pursuant to which Robert M. Haft allegedly received options to purchase 120,000 shares of Class A Common Stock; (2) pursuant to the Dart Group Corporation 1987 Executive Non-Qualified Stock Option Plan (the "1987 Plan"), pursuant to which Robert M. Haft allegedly received options to purchase 99,750 shares of Class A Common Stock; and (3) pursuant to a Stock Option Agreement (the "1989 Agreement") dated as of August 30, 1989, among the Corporation, Dart/SFW and Robert M. Haft, under which Robert M. Haft allegedly received options to purchase 10 shares (or 10%) of common stock of Dart/SFW.

      The Executive Committee undertook a legal review of the options granted to Robert Haft pursuant to the 1983 Plan, the 1987 Plan and the 1989 Agreement. As a result of this review, the Corporation is contesting the validity of these options. See Notes 3 and 14 for additional information.

Total Beverage Litigation

      In October 1993, the Corporation and two of its wholly-owned subsidiaries, Total Beverage and Total Beverage G.B., Inc., filed a lawsuit in the United States District Court for the Eastern District of Virginia styled The Dart Group Corporation v. The Globe Distributing Company of Virginia, Inc., d/b/a The Forman Distributing Company of Virginia, Inc., et al., CA No. 93-1307-A (E.D. Va.). The lawsuit named as defendants The Globe Distributing Company, Inc. d/b/a The Forman Distributing Company of Virginia, Inc. ("Forman"), four other Virginia wine wholesalers, and several of their principals. The complaint, as amended, alleged violations of the federal and Virginia state antitrust laws and intentional tortious interference with contract by reason of an alleged conspiracy among the wholesalers to divide territories and allocate customers. The complaint, as amended, sought injunctive relief and unspecified damages, costs and attorneys' fees. In January 1994, the defendants filed counterclaims against the plaintiffs for defamation, conspiracy to injure in reputation, trade and business, conspiracy to coerce and compel, tortious interference with contractual relations and business expectancies, and violation of the Lanham Act.

      During the year ended January 31, 1995, all claims and counterclaims in these actions were settled. The terms and conditions of the settlement agreements has not had a material adverse effect on the consolidated financial condition or operating results of the Company.

Other

      Pursuant to an agreement between the Corporation and the Securities and Exchange Commission ("SEC") resolving the SEC's investigation of the Corporation's status as an investment company under the Investment Company Act of 1940 (the "1940 Act"), on February 28, 1990, the SEC filed with the U.S. District Court for the District of Columbia a complaint for injunction and other relief against the Corporation alleging that the Corporation had been since June 30, 1984 an investment company as defined in the 1940 Act and had engaged in certain activities prohibited by the 1940 Act without registering as an

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  Years Ended January 31, 1995, 1994 And 1993


(9)   LITIGATION (Continued)

investment company. The SEC sought in the complaint an injunction banning the Corporation and its representatives from engaging in activities prohibited by the 1940 Act without first registering as an investment company. At the same time, the Corporation, without admitting or denying these allegations, consented to the entry of a final judgment (1) enjoining the Corporation, should it become an investment company in the future, from engaging in certain activities prohibited by the 1940 Act in the absence of an applicable exemption or unless the Corporation is registered as an investment company, and (2) requiring the Corporation, on a quarterly basis for a three year period, to provide the SEC with certain information concerning the composition of its assets and income.

      In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, liabilities, if any, will not have a material affect upon the consolidated financial condition and results of operations of the Company.

      The Corporation has recorded expenses of approximately $18.4 million and $8.0 million during the years ended January 28, 1995 and January 29, 1994, respectively, for legal expenses incurred during these years. These amounts include estimated future expenses likely to be considered necessary to resolve all litigation discussed above.

(10)  CREDIT AGREEMENTS

      The Corporation has entered into a $10 million revolving credit agreement with Trak Auto. The credit agreement is intended to be used for the Trak Auto's short-term working capital purposes. Any advance under this credit agreement bears interest at an annual rate equal to the prime rate as set forth in the "Money Rates" column of the Wall Street Journal, as such rate may change from time to time, plus one percent (1%). Interest shall be paid monthly in arrears and the agreement expires on May 1, 1996.

      The Corporation, together with Trak Auto and Crown Books, is party to a $6 million revolving credit agreement with a bank. The $6 million is an aggregate amount and not specifically allocated to any of the parties. The line is intended to be used for the issuance of standby and trade letters of credit. This line of credit expires on May 1, 1995.

      At January 31, 1995, there had been no borrowings under these credit agreements.

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  Years Ended January 31, 1995, 1994 And 1993



(11)  CABOT-MORGAN REAL ESTATE COMPANY

      In September 1989, the Corporation organized CMREC, a wholly-owned subsidiary. CMREC was organized under the laws of Delaware as a real estate development company.

      In December 1989, CMREC and Combined Properties/Briggs Chaney Plaza Limited Partnership ("Combined/Briggs Chaney"), a Delaware limited partnership of which the partners are members of the Haft family, formed CM/CP Briggs Chaney Plaza Joint Venture ("CM/CP Briggs Chaney"). On December 31, 1989, CM/CP Briggs Chaney purchased Briggs Chaney Plaza Shopping Center located in Silver Spring, Maryland, for approximately $30,000,000, of which land was approximately $5,986,000, building and improvements was approximately $24,066,000, including the assumption of mortgages. There have been no material additions or improvements to land and building and improvements since acquisition and the carrying amount of these assets was $26,497,000 at January 31, 1995.

      In December 1989, CMREC and Combined Properties/Greenway Center
Limited Partnership ("Combined/Greenway"), a Delaware limited partnership of which the partners are members of the Haft family, formed CM/CP Greenway Center Joint Venture ("CM/CP Greenway"). On December 31, 1989, CM/CP Greenway purchased Greenway Center located in Greenbelt, Maryland, for approximately $39,300,000, of which land was approximately $7,813,000, building and improvements was approximately $31,376,000, including the assumption of mortgages. There have been no material additions or improvements to land and building and improvements since acquisition and the carrying amount of these assets was $35,030,000 at January 31, 1995.

      CMREC owns 75% of CM/CP Briggs Chaney and 75% of CM/CP Greenway.
The remaining 25% interests are owned by the aforementioned limited partnerships. CPI, which is owned by members of the Haft family, provides certain services to the shopping centers.

      On March 12, 1991, CMREC acquired from an entity owned by Haft family members, a 51% interest in CM/CP Greenbriar Retail Joint Venture ("CM/CP Greenbriar Retail") and a 51% interest in CM/CP Greenbriar Office Joint Venture ("CM/CP Greenbriar Office"), which own Greenbriar Town Center Shopping Center and Greenbriar Town Center Office Building, respectively, located in Fairfax, Virginia. The purchase price for the Corporation's interest in CM/CP Greenbriar Retail and CM/CP Greenbriar Office was approximately $20,000,000, which represents 51% of the original cost to the seller of the entire center plus interest and other net holding period costs of approximately $1,350,000 (buyers share). The outside members of CMREC's board of directors approved this transaction. In addition, the Corporation paid fees to CPI for leasing, acquisition and development of the Center at a cost comparable to that available from unaffiliated parties. The Corporation's portion of these fees was approximately $1,300,000. The seller acquired the property on October 24, 1989. The Haft family entity continues to own the remaining 49% interest and CPI manages CM/CP Greenbriar Retail and CM/CP Greenbriar Office. The initial cost of land and building and improvements in CM/CP Greenbriar Retail and CM/CP Greenbriar Office was approximately $41,392,000. Greenbriar Town Center completed renovation and expansion in fiscal 1993 and the carrying amount of

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  Years Ended January 31, 1995, 1994 And 1993

(11)  CABOT-MORGAN REAL ESTATE COMPANY (Continued):

land and building and improvements was $67,904,000 at January 31, 1995.

      On January 18, 1993, CMREC and CP/Bull Run Limited Partnership ("Combined/Bull Run"), a Maryland limited partnership of which the partners are members of the Haft family, formed CM/CP Bull Run Joint Venture ("CM/CP Bull Run"). CMREC owns 51% of CM/CP Bull Run and Combined/Bull Run owns 49%. On January 18, 1993, CM/CP Bull Run purchased a shopping center known as Festival at Bull Run located in Prince William County, Virginia, for approximately $14,097,000 of which land was approximately $5,938,000 and building and improvements was approximately $8,187,000. CMREC's share of the cash portion of the purchase price was approximately $2,647,000. In addition, CMREC has a loan agreement with CM/CP Bull Run for up to $15,450,000, of which $8,250,000 had been utilized toward the purchase price of the center and was considered a bridge loan until CM/CP Bull Run could secure other financing. Subsequently,
CM/CP Bull Run secured other financing and the $8,250,000 was repaid.   The
remaining $7,200,000 is intended to fund the construction of certain improvements to the center. At January 31, 1995, CM/CP Bull Run had borrowed $5,368,000 against the remaining $7,200,000. CM/CP Bull Run has an agreement with CPI to manage the center.

      CPI charged the four properties for management and related services $1,955,000, $3,264,000, and $2,365,000 in fiscal 1995, 1994 and 1993, respectively.

      Trak Auto, Crown Books, Shoppers Food and Total Beverage have leases in several of the properties in which CMREC has an interest. Rental payments on these leases were $1,582,000, $1,765,000, and $332,000 in 1995,
1994 and 1993, respectively. The future lease commitments on these leases excluding option periods are $20,966,000 expiring on dates through 2013.

      Each of these CMREC partnerships contains a buy/sell option under which the partners have the right, at any time, to initiate procedures under which the initiating party offers both to sell to or buy from the other party the initiating party's or the other party's interests in the partnership at the offer price. The recipient of the offer has the alternative of accepting the offer to sell or the offer to buy. The Corporation is unable to determine the effect that would result if either party initiates this procedure.

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  Years Ended January 31, 1995, 1994 And 1993


(11)  CABOT-MORGAN REAL ESTATE COMPANY (Continued):

      Mortgages payable at January 31, 1995, consists of the following:

     CM/CP Briggs Chaney
     -------------------
     Mortgage payable, bearing interest at 8.5% per annum
         principal due December 1, 2003; collateralized
         by first mortgage on land and buildings                   $15,624,000
     CM/CP Greenway
     --------------
     Mortgage payable, bearing interest at 10.4% per annum,
         payments made on a monthly basis with the last
         payment due July 1, 2011; collateralized by first
         mortgage on land and buildings                              9,403,000
     Mortgage payable, bearing interest at 9.75% per annum,
         payments made on a monthly basis with the last
         payment due December 1, 1996; collateralized by
         second mortgage on land and buildings                       5,996,000
     CM/CP Greenbriar
     ----------------
     Mortgage payable, bearing interest at 9.5% per annum,
         payments made on a monthly basis with the last
         payment due May 1, 2003; secured by the land and
         building at the shopping center                            39,981,000
     CM/CP Bull Run
     --------------
     Mortgage payable, bearing interest at 8.0% the first
         year, 8.5% the second year, and 9.0% the third year,
         principal due May 21, 1996; secured by the land and
         building at the shopping center.                            9,674,000
                                                                   -----------

Total                                                               80,678,000
Current portion of mortgage payable                                  1 058,000
                                                                   -----------
Mortgage payable                                                  $ 79,620,000
                                                                  ============

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  Years Ended January 31, 1995, 1994 And 1993


(11)  CABOT-MORGAN REAL ESTATE COMPANY (Continued):

      Maturities of the mortgages payable as of January 31, 1995 are as follows:

                  Fiscal                                 Mortgages
                   Year                                  Payable
                  ------                               -----------
                   1996                                  1,058,000
                   1997                                 16,590,000
                   1998                                  1,181,000
                   1999                                  1,296,000
                   2000                                  1,423,000
                   2001 - 2011                          59,130,000
                                                       -----------
                   Total                               $80,678,000
                                                       ===========

      Based on the borrowing rates currently available for mortgages with similar terms, the fair value of the mortgages are $88,278,000.

Description of Leasing Arrangements

      Renewal options are available to the majority of the tenants of CMREC properties and the leases require payment of contingent rentals and license fees based on sales in excess of specified minimums. The net book value of the property held for lease by CMREC included in land, building and leasehold improvements on the accompanying balance sheet at January 31, 1995 was $121,412,000.

      The following is a schedule by fiscal year of future minimum rental income under these leases having initial or remaining terms in excess of one year at January 31, 1995.

                  Fiscal
                   Year                        Minimum Rental Income
                  ------                       ---------------------

                   1996                               $ 15,725,000
                   1997                                 15,298,000
                   1998                                 14,416,000
                   1999                                 13,052,000
                   2000                                 12,364,000
                   2001-2011                            57,404,000
                                                      ------------
                   Total                              $128,259,000
                                                      ============

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  Years Ended January 31, 1995, 1994 And 1993


(12)  RESTRUCTURING AND STORE CLOSING CHARGES

Trak Auto

      Trak Auto continually evaluates the operations of its stores and the need to close, relocate, or expand stores or convert existing Classic Trak stores into Super Trak or Super Trak Warehouse stores. Of Trak Auto's 282 stores as of January 28, 1995, Trak Auto currently expects to close approximately 30 Classic Trak stores that are not providing satisfactory performance and 15 Classic Trak stores in conjunction with Trak Auto's remaining restructuring efforts. Trak Auto also expects to convert at least eight existing Classic Trak stores into Super Trak or Super Trak Warehouse stores.

      As of January 28, 1995, Trak Auto had a reserve of $6,945,000 for store closings and restructurings that relate to 21 stores that had been closed and 45 existing stores that had been earmarked for closing or restructuring. Trak Auto expects to use approximately $1,916,000 of this reserve during fiscal 1996. The costs associated with closing a store primarily consist of future unrecoverable lease obligations (rent, real estate taxes and common area charges) after the closing date, net of estimated sublease income, and the remaining book value of leasehold improvements. Trak Auto recognizes store closing costs when management determines to close a store. The net charge (income) for store closings was $1,580,000, $(943,000), and $500,000 during fiscal 1995, 1994 and 1993, respectively. Income during fiscal 1994 was the result of early lease terminations, net of cash buyouts. Trak Auto currently estimates that it may close 30 Classic Trak stores that are not providing satisfactory performance. The future lease obligations beyond the estimated closing dates of these 30 stores are approximately $4,213,000. Finally, Trak Auto continues to make payments on 21 stores already closed, and has future lease obligations on those stores of approximately $1,438,000.

      The costs associated with restructuring, which involves relocating or expanding and remodeling stores, consists of unrecoverable lease obligations after the projected closing date of the store or upon remodel or expansion, the write-off of leasehold improvements and net book values of fixed assets, and costs associated with inventory conversion. During the year ended January 30, 1993, Trak Auto recorded a restructuring charge of $7,400,000 related to the relocating or expanding and remodeling of 126 Classic Trak stores and discontinuing the operations of 38 other Classic Trak stores. During the years ended January 28, 1995 and January 29, 1994, Trak Auto charged approximately $2,432,000 and $600,000, respectively, against the restructuring reserve. During fiscal year 1995, Trak Auto re-evaluated its needs for reserves for store conversions under the remaining restructuring efforts. Many of the stores originally planned for conversion have been converted as of January 28, 1995. The remaining restructuring reserve will be utilized primarily for continuing lease obligations for stores closed in conjunction with the restructuring efforts. Trak Auto currently estimates that 15 existing Classic Trak stores may be closed in connection with Trak Auto's restructuring efforts. The future lease obligations beyond the estimated closing dates of these 15 stores are approximately $1,294,000.

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  Years Ended January 31, 1995, 1994 And 1993


(12)  RESTRUCTURING AND STORE CLOSING CHARGES (Continued)

      The following table indicates the fiscal years in which the restructuring and store closing reserves at January 28, 1995 are expected to be paid or utilized.



               Fiscal Year                  Total
               -----------                -----------
                  1996                    $ 1,916,000
                  1997                      1,795,000
                  1998                      1,325,000
                  1999                        820,000
                  2000-2004                 1,089,000
                                          -----------
                                          $ 6,945,000
                                          ===========

      The above lease obligations are for basic lease terms from one to 102 months. The restructuring and store closing reserve has been estimated at 85% of the total lease obligations because Trak Auto believes that certain alternatives to abandonment may be available. These alternatives include leasing space, lease termination and lease buy-out.

      The amount of unrecoverable lease costs relating to properties under related party leases (members of the Haft family) is approximately $634,000.


Crown Books

Restructuring Reserves

      During the year ended January 30, 1993, Crown Books recorded a restructuring charge of $6,600,000 before income taxes. The charge included the anticipated costs associated with closing, relocating, expanding and converting existing stores to the Super Crown Books concept. These costs are primarily unrecoverable lease obligations and the remaining book value of leasehold improvements from the estimated closing date. During the years ended January 28, 1995 and January 29, 1994, Crown Books had charged approximately $1,445,000 and $840,000 against this reserve.

      Crown Books has determined that a number of the smaller Super Crown Books stores opened in previous years (typically 6,000 - 10,000 square feet) were not a competitive format in the current environment. These stores have been negatively impacted by the industry's introduction of larger stores. Accordingly, Crown Books recorded a restructuring charge of $6,200,000 in the year ended January 29, 1994, representing the anticipated costs (unrecoverable lease costs and the remaining book value of leasehold improvements and store fixtures subsequent to management's estimate of the stores' closing dates) associated with closing, relocating and converting these smaller Super Crown Books stores to new, larger Super Crown Books. At January 28, 1995, Crown Books had not charged any costs to this reserve.

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  Years Ended January 31, 1995, 1994 And 1993

(12)  RESTRUCTURING AND STORE CLOSING CHARGES (Continued)

      The total restructuring reserve as of January 28, 1995 of approximately $10,515,000 is comprised of the following components:

                                             Lease              Leaseholds
   Year Ended               Stores         Obligations          & Fixtures
- -----------------           ------         -----------          ----------
January 29, 1994                7          $ 5,100,000          $1,100,000
January 30, 1993               30            4,035,000             280,000
                            ------         -----------          ----------
                               37          $ 9,135,000          $1,380,000

      The above lease obligations are for primary terms from 5 to 107 months.

      The amount of unrecoverable lease costs relating to properties under related party leases is approximately $657,000.

      The following table indicates the fiscal years in which the restructuring reserve is expected to be utilized.

                          Fiscal Year         Amount
                          -----------     -------------
                            1996          $   2,059,000
                            1997              2,611,000
                            1998              2,057,000
                            1999              1,304,000
                            2000                667,000
                            2001 to 2005      1,817,000
                                          -------------
                                          $  10,515,000
                                          =============

Store Closing Costs

      The costs associated with store closings are charged to store occupancy when management makes a decision to close a store. Such costs consist primarily of future lease obligations after the closing date, net of estimated sublease income, and the remaining book value of leasehold improvements.

      During the fiscal years 1995, 1994 and 1993, Crown Books recorded net charges (income) of $18,865,000, $(631,000) and $513,000, respectively for such closed store costs. The income during the year ended January 29, 1994 was the result of early lease terminations, net of cash buyouts.

      During the three months ended October 29, 1994, Crown Books concluded that due to lower than anticipated operating performance as many as 100 of its stores would not generate sufficient return on investment to justify their continued operation and therefore should be closed. These stores are in addition to the stores previously scheduled for closing under Crown Books' restructuring and closed store reserves and accordingly, Crown Books recorded charges of approximately $18,963,000 during the three months ended October 29, 1994. During the three months ended January 28, 1995 an additional 54 stores were targeted for closure as a result of the continuing analysis of store profitability and market presence. Additional reserves for store closings were not deemed necessary as the remaining reserves adequately provide for Crowns Books' obligations for the currently identified stores to be closed due to revisions to the planned closing dates for certain stores. Crown Books will continue to

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  Years Ended January 31, 1995, 1994 And 1993


(12)  RESTRUCTURING AND STORE CLOSING CHARGES (Continued)

evaluate the performance and future viability of its remaining stores and may close additional stores in the future.

      In addition to the charge recorded during the period ending October
29, 1994, Crown Books has remaining closed store reserves as of January 28, 1995 from charges recorded in prior years of approximately $778,000. The total closed store reserve as of January 28, 1995 of approximately $19,338,000 is comprised of the following components:

                 Lease obligations                               $16,630,000
                 Leasehold improvements and fixtures               2,708,000
                                                                 -----------
                                                                 $19,338,000

      To estimate the future lease obligations, Crown Books considered lease costs after the planned closing date. The charge is included in cost of sales, store occupancy and warehousing in Crown Books' consolidated statements of income. At January 28, 1995, Crown Books had closed 28 stores and charged approximately $403,000 against this reserve. Crown Books continues to review store operations and may decide to close additional stores in the future.

      The amount of unrecoverable lease costs relating to properties under related party leases is approximately $1,308,000.

      The following table, which does not include previously recorded restructuring reserves, indicates the fiscal years in which the total closed store reserves are expected to be utilized:

                          Fiscal Year         Amount
                          -----------     -------------
                            1996          $   4,877,000
                            1997              5,338,000
                            1998              4,164,000
                            1999              2,545,000
                            2000              1,019,000
                            2001-2005         1,395,000
                                          -------------
                                          $  19,338,000
                                          =============

Total Beverage

      During the year ended January 31, 1995 the new interim Chief Financial Officer of the Corporation concluded that the Bull Run Total Beverage store would never generate a sufficient return on investment to justify its continued operation. Accordingly, the Bull Run store was closed during the fourth quarter of fiscal 1995. The store was located in CMREC's Bull Run Plaza. The Corporation reserved approximately $2,800,000 for the future lease obligations and a portion of the fixtures net of recoveries expected through CMREC.

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  Years Ended January 31, 1995, 1994 And 1993


(13)  MINORITY INTERESTS

      The $99,850,000 of minority interests reflected in the Consolidated Balance Sheet as of January 31, 1995 represents the minority portion of real estate partnership equity owned by Haft family partnerships (CMREC owns the majority interest in these partnerships), the portion of Trak Auto and Crown Books equity owned by the public shareholders of Trak Auto and Crown Books.
The minority interests reflected in the Consolidated Balance Sheets as of January 31, 1994, also included the portion of Shoppers Food equity owned by the shareholders of Shoppers Food (other than the corporation). No such minority interests for Shoppers Food are included as of January 31, 1995. Income attributed to the minority shareholders of Trak Auto was $3,569,000, $27,000 and $1,529,000 for the years ended January 31, 1995, 1994 and 1993, respectively. Income (loss) attributed to the minority shareholders of Crown Books was $(9,428,000), $(101,000), and $2,014,000 for the years ended January 31, 1995, 1994 and 1993, respectively. Income attributed to the minority ownership of Shoppers Food for the year ended January 31, 1995, 1994 and 1993 was $1,050,000, $6,203,000, and $4,120,000, respectively (no income for
Shoppers Food was attributed to minority interest for periods after May 28,
1994). Income attributed to the minority ownership of the real estate partnerships was $574,000, $383,000, and $1,003,000 for the years ended January 31, 1995, 1994 and 1993, respectively.

(14)  STOCK OPTION PLANS

Dart Group Corporation 1992 Stock Option Plan

      The Corporation has adopted a stock option plan (the "1992 Plan") for officers, key employees and directors. The total number of shares that may be issued under the 1992 Plan is 400,000 and the 1992 Plan will terminate June 2, 2002. Options granted pursuant to the 1992 Plan may be incentive stock options, as defined in Section 422 of the Internal Revenue Code or may be non-qualified options. Based on options outstanding at January 31, 1995, the maximum shares issuable under options exercisable over the next five years are:
42,236 in 1996, 52,850 in 1997, 54,350 in 1998, 44,100 in 1999, and 6,000 in
2000.

Information concerning stock options under the 1992 Plan is as follows:

                                       No.  of           Option Price
                                       Shares             Per Share
                                      --------         ---------------

Outstanding at January 31, 1993         28,750         $ 74.00 - 81.40
  Granted                               32,000           81.50 - 89.65
  Exercised                             (1,500)                  74.00
  Expired                               (3,500)          74.00 - 81.40
                                      --------         ---------------
Outstanding at January 31, 1994         55,750           74.00 - 89.65
                                      --------         ---------------
  Granted                                6,000                   73.00
  Exercised                             (2,333)          74.00 - 81.50
  Expired                               (5,067)          74.00 - 81.50
                                      --------         ---------------
Outstanding at January 31, 1995         54,350         $ 73.00 - 89.65
                                      ========         ===============

      Options for 341,817 shares remain available for grant and 24,700 options were exercisable at January 31, 1995.

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  Years Ended January 31, 1995, 1994 And 1993

(14)  STOCK OPTION PLANS (Continued)

Dart Group Corporation 1981 Stock Option Plan

      The Corporation has a 1981 stock option plan (the "1981 Plan") in which directors, officers and key employees participate. Based on outstanding options, on January 31, 1995 the maximum number of shares of Class A Common Stock subject to options exercisable in each of the next three years is 61,500 in 1996 and 50,000 in 1997. The 1981 Plan terminated December 4, 1991 and no more options may be granted under the 1981 Plan.

Information concerning stock options under the 1981 Plan is as follows:

                                       No.  of           Option Price
                                       Shares             Per Share
                                      --------         ---------------

Outstanding at January 31, 1993        109,250         $ 65.00 - 104.50
  Exercised                             (5,250)          65.00 -  77.25
  Expired                              (21,500)          65.00 - 104.50
                                      --------         ----------------
Outstanding at January 31, 1994         82,500           65.00 - 104.50
                                      --------         ----------------
  Exercised                             (2,582)          65.00 -  90.00
  Expired                              (18,418)          67.25 - 104.50
                                      --------         ----------------
Outstanding at January 31, 1995         61,500         $ 65.00 - 104.50
                                      ========         ================

      At January 31, 1995 there were 61,500 options exercisable under the 1981 Plan.

      Options outstanding and expired at January 31, 1994 have been restated to reflect Robert M. Haft's options (see Note 9) for both option plans.

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

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  Years Ended January 31, 1995, 1994 And 1993



(14)  STOCK OPTION PLANS (Continued)

1983 Executive Non-Qualified Stock Option Plan

      The discussion in the next paragraph regarding the 1983 Plan
(defined below) is qualified in its entirety by the succeeding paragraph, which discusses the Corporation's challenge to the validity of the 1983 Plan and the options granted thereunder.

      In 1983, the Board of Directors of the Corporation voted to approve an executive non-qualified stock option plan (the "1983 Plan"), the terms of which provide that a total of 199,500 shares of Class A Common Stock may be issued. Options for 177,500 shares were purportedly granted under the 1983 Plan in 1983. The exercise price at the time of the grant was equal to 100% of the fair market value ($82.50 per share) of the Class A Common Stock. The 1983 Plan provides that in the event of a "major business change" the exercise price of options held by persons who are employees of the Corporation on the day immediately preceding such a change is reduced to $20.00 per share. The Board of Directors previously determined that the sale of the Corporation's drug store division in 1985 constituted a major business change under the terms of the amended version of the 1983 Plan adopted in September 1983. According to this determination, outstanding options for 154,400 shares would be exercisable at $20.00 per share and options for 3,990 shares would be exercisable at $82.50 per share. Options granted under the 1983 Plan purport to be exercisable until 1998. Options for 100 shares were exercised during the fiscal year ended January 31, 1993. No options were exercised in fiscal 1995 and 1994.

      Robert M. Haft has attempted to exercise options to purchase
120,000 shares under the 1983 Plan. The Executive Committee has undertaken a legal review of the 1983 Plan. Based upon this legal review, the Executive Committee has determined to cause the Corporation to contest the validity of the options purportedly granted to Robert Haft under the 1983 Plan, on the grounds, inter alia, that the grants did not conform with Delaware law, that they are a waste of corporate assets, and that they were obtained by interested directors in breach of their fiduciary duties to the Corporation, without the approval of fully-informed, disinterested directors. Robert Haft has instituted litigation to enforce his alleged options under the 1983 Plan. See
Note 9. The Corporation makes no assurance regarding the ultimate resolution to its challenge to the validity of these options.

1987 Executive Non-Qualified Stock Option Plan

      The discussion in the next paragraph regarding the 1987 Plan
(defined below) is qualified in its entirety by the succeeding paragraph, which discuss the Corporation's challenge to the validity of the 1987 Plan and the options granted thereunder.

      In September 1987, the Board of Directors of the Corporation voted to approve the 1987 Executive Non-Qualified Stock Option Plan (the "1987 Plan"). The terms of the 1987 Plan provide for the granting of options to purchase, in the aggregate, 199,500 shares of Class A Common Stock and the purported granting

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  Years Ended January 31, 1995, 1994 And 1993



(14) STOCK OPTION PLANS (Continued)

to each of Herbert H. Haft and Robert M. Haft of options to purchase 99,750 shares of Class A Common Stock at an exercise price of $148.50 per share, or fair market value at the time of the grant, which exercise price is reduced to $36 per share in the event of a "major business change". On December 9, 1987, the Board of Directors adopted a resolution stating that these options are to be canceled and new options in the same amount issued with an exercise price of $68.25 per share, which would be reduced to $16.40 per share in the event of a "major business change, as defined under the 1987 Plan. Options granted under the 1987 Plan purportedly are exercisable on or after April 1, 1988 and prior to September 30, 2002. The options are only transferable by will or by the laws of descent and distribution.

      Robert M. Haft has attempted to exercise options under the 1987
Plan. The Executive Committee has undertaken a legal review of the 1987 Plan. Based upon this legal review, the Executive Committee has determined to cause the Corporation to contest the validity of 1987 Plan and the option grants thereunder, on the grounds, inter alia, that the grants did not conform with Delaware law, and that they were obtained by interested directors and Haft family members in breach of their fiduciary duties to the Corporation, without the approval of fully-informed, disinterested directors.

            Robert M. Haft has initiated litigation to enforce his alleged options under the 1987 Plan. In his complaint, Robert M. Haft contends that the Corporation's June 30, 1988 purchase of its interest in Shoppers Food and Robert M. Haft's June 1993 termination each constituted a major business change under the 1987 Plan allowing him to exercise his options for a price of $16.40 per share. See Note 9. The Corporation makes no assurance regarding the ultimate resolution to its challenge to the validity of these options.

      Stock options granted for Trak Auto would not, if exercised, have a material dilutive effect on the Corporation's equity interest.

      Stock options granted for Crown Books would, if all were exercised, reduce the Corporation's ownership percentage to 49.3%.

(15)  EMPLOYEES' PROFIT-SHARING PLAN

      The Corporation, Trak Auto and Crown Books maintain separate non-contributory profit-sharing plans for all full-time employees with one year of continuous employment. Annual contributions to the plans are based on a discretionary percentage of net income, as defined in the respective plan, and as determined by the respective board of directors. Contributions are allocated to individual employees based on each employee's salary in relation to the total salaries of all eligible employees. Contributions paid or accrued for the Corporation's, Trak Auto's and Crown Books' plans for the years ended January 31, 1995, 1994 and 1993 were $1,040,000, $115,000, and $1,175,000, respectively.

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  Years Ended January 31, 1995, 1994 And 1993


(16)  14% SUBORDINATED DEBENTURES

      During the year ended January 31, 1993, the Corporation redeemed its outstanding 14% Subordinated Debentures in face amount of $29,120,000. The after tax losses associated with this redemption, including unamortized discount and issue costs, $885,000 has been classified as an extraordinary item. As of January 31, 1993, all of the Corporation's debentures had been redeemed.

(17)  UNUSUAL ITEM

      Trak Auto had 15 stores substantially damaged or completely destroyed in the Los Angeles civil disturbances in May of 1992. Twelve of these stores have subsequently reopened and three remain closed. Payments from insurance carriers less related expenses and the cost of the related inventory and fixed assets lost, have been recorded as a gain, classified as an unusual item during the year ended January 31, 1993.

(18)  TENDER OFFER

      On December 21, 1994, Trak Auto offered to buy back from its shareholders approximately 24% of its outstanding common stock, or 1,500,000 shares, at a price of $17.50 per share. On February 6, 1995, Trak Auto amended the offer by increasing the purchase price to $20.50 per share, and made certain other changes. When the offer expired on February 28, 1995, Trak Auto had repurchased approximately 310,000 shares for a total consideration of $6,363,000 plus expenses of approximately $600,000.

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  Years Ended January 31, 1995, 1994 And 1993


(19)  SEGMENT INFORMATION

      The Company's four primary business segments are retail specialty,
retail grocery, a real estate company and a financial company.    Shoppers Food
revenue, income from operations and depreciation is included through May 28, 1994. The following is a summary of selected consolidated information for the business segments during January 31, 1995, 1994 and 1993:

                                                (in thousands)
                                             Year Ended January 31,
                                   ----------------------------------------
                                       1995          1994          1993
                                   ------------  ------------  ------------
Revenue:
  Retail, specialty                $    658,381  $    614,558  $   561,249
  Retail, grocery and beverage          284,706       739,081      692,595
  Real estate                            20,645        19,011       14,339
  Financial company                         429         2,588        4,152
  Other                                   3,267         1,305          342
                                   ------------  ------------  -----------
                                   $    967,428  $  1,376,543  $ 1,272,677
                                   ============  ============  ===========

Income from operations:
  Retail, specialty                $    (10,308) $       (670) $     8,101
  Retail, grocery and beverage           (5,013)       14,680       13,784
  Real estate                             9,722         8,458        6,859
  Financial company (1)                     384         2,322        3,253
  Other (2)                             (67,954)      (11,121)      (6,488)
                                   ------------  ------------  -----------
  Total operating profit                (73,169)       13,669       25,509
    Interest income                       7,457         6,813        6,122
    Interest expense                    (14,009)      (13,513)     (10,412)
                                   ------------  ------------  -----------
  Earnings (loss) before
    unusual item and
    income taxes                   $    (79,721) $      6,969  $    21,219
                                   ============  ============  ===========

Identifiable assets:
  Retail, specialty                $    400,801  $    389,426  $   330,537
  Retail, grocery and beverage            7,314       136,839      117,143
  Real estate                           168,802       172,808      160,332
  Financial company                       -           226,803      224,411
  Other (2)                             129,572      (122,978)    (110,044)
                                   ------------  ------------  -----------
                                   $    706,489  $    802,898  $   722,379
                                   ============  ============  ===========


 (1)  Includes income from bankers' acceptances.
 (2)  Includes the Corporation and consolidating eliminations and adjustments.

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  Years Ended January 31, 1995, 1994 And 1993

(19) SEGMENT INFORMATION (Continued)


                                                (in thousands)
                                             Year Ended January 31,
                                   ----------------------------------------
                                       1995          1994          1993
                                   ------------  ------------  ------------
Depreciation and Amortization
Expense:
  Retail, specialty                $     11,180  $     10,742  $    8,447
  Retail, grocery and beverage            2,453        11,587      12,127
  Real estate                             4,528         4,338       3,190
  Other (2)                                 925         1,355       1,332
                                   ------------  ------------  ----------
                                   $     19,086  $     28,022  $   25,096
                                   ============  ============  ==========


Capital Expenditures:
  Retail, specialty                $     11,669  $     27,403  $   11,655
  Retail, grocery and beverage              489         6,152       9,576
  Real estate                             2,457        12,491      29,555
  Other                                     171           193          67
                                   ------------  ------------  ----------
                                   $     14,786  $     46,239  $   50,853
                                   ============  ============  ==========

                    DART GROUP CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  Years Ended January 31, 1995, 1994 And 1993


(20)  INTERIM FINANCIAL DATA (Unaudited)

      Selected interim financial data for the fiscal years ended 1995 and 1994 are as follows:

                             -- In Thousands Except Per Share Data --

Three months ended:       JANUARY 31,  OCTOBER 31,   JULY 31,     APRIL 30,
                             1995         1994         1994        1994
                          ----------   ----------   ----------   ---------
Revenue                   $  197,681   $ 169,650    $ 238,536    $  361,561
Gross profit (1) (2)          50,839      12,432       48,085        66,942
    Net Income (Loss)(3)  $   (9,155)  $ (68,597)   $   2,863    $    1,097
                          ==========   =========    =========     =========

Earnings per share
    Net Income (Loss)(4)  $    (4.87)  $  (36.91)   $    1.34     $     .52
                          ==========   =========    =========     =========

Three months ended:       JANUARY 31,  OCTOBER 31,   JULY 31,      APRIL 30,
                             1994         1993         1993          1993
                          ----------   ----------   ----------    ---------
Revenue                   $  390,282   $  331,512   $  334,538    $ 320,211
Gross profit (1)              72,577       62,105       66,659       62,446
    Net Income (Loss)(5)  $   (7,282)  $     (687)  $      682    $     550
                          ==========   ==========   ==========    =========

Earnings per share
    Net Income (Loss)(4)  $    (3.98)  $     (.44)  $      .28    $     .24
                          ==========   ==========   ==========    =========


(1) After deduction for cost of sales, store occupancy and warehousing expenses.
(2)  After deduction in 3rd Quarter for Crown Books store closing reserve.
(3) After deduction in 3rd Quarter for Pennsy Leases, Robert M. Haft and legal accruals.
(4) The sum of these amounts may not equal the annual amount because of the changes in the average number of shares outstanding during the year.
(5)  After deduction in 4th Quarter for restructuring charge.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Inapplicable.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

      The directors and executive officers of the Corporation are as follows.

Name                   Age       Position with the Registrant
- ----                   ---       ----------------------------

Herbert H. Haft        74        Chairman of the Board of Directors
                                     and Chief Executive Officer

Ronald S. Haft         36        President, Chief Operating Officer
                                    and Director

Robert A. Marmon       51        Chief Financial Officer

Dennis N. Weiss        49        Executive Vice President, Real Estate

Bonita Wilson          53        Director

Douglas Bregman        45        Director

Larry G. Schafran      56        Director

      Directors are elected annually by the holders of the Class B Common Stock. All of the foregoing officers have served in the positions stated in the previous table for more than five years, except as stated below. Officers serve at the discretion of the Board of Directors.

      Mr. Herbert H. Haft, the founder of the Corporation, has been Chief Executive Officer and Chairman of the Board of the Corporation since 1960. He was Co-Chairman or Chairman of the Board of Directors of Crown Books from its organization until December 1991, when he became Chairman of Crown Books previous Executive Committee. Mr. Haft became Chairman of the Board of Directors of Crown Books, again, in June 1993. Mr. Haft has been Chairman of the Board of Directors and Chief Executive Officer of Trak Auto since its organization in March 1983. Mr. Haft has been a director of Shoppers Food since April 1989.

      Mr. Ronald S. Haft joined the Corporation as President and Chief Operating Officer August 1, 1993. Prior to joining the Corporation, Mr. Haft was President of Combined Properties, Inc., a real estate management company, from 1984, and continues to hold that position. Mr. Haft was elected a director of the Corporation, Trak Auto, and Crown Books on July 28, 1993. Subsequently, Mr. Haft was elected a director of Shoppers Food.

      Robert A. Marmon, through a contract with RPF, Inc. has, since
October 1, 1994 served as the Corporation's Chief Financial Officer. He also serves as Chief Financial Officer for all the Corporation's wholly-owned subsidiaries, Chief Financial Officer for Crown Books and Principal Financial Officer for Trak Auto. Mr. Marmon has been a management consultant since 1970 and worked for McKinsey & Company, Inc. from 1970 to 1973. He served in various capacities at the Palmieri Company from 1973 to 1988. Mr. Marmon has been president of RPF, Inc. since 1988.

      Mr. Weiss joined the Corporation in August 1981, as Director of Real Estate. He was appointed Vice President, Real Estate, in June 1983, Senior Vice President, Real Estate, in September 1986, and Executive Vice President, Real

Estate in December 1987.

      Ms. Bonita A. Wilson has been a retailing executive with Saks
Jandel since February 1994.  Prior to that she was a retailing executive with
the May Company.   Ms. Wilson serves on the board of directors of Wedgewood
Financial Management, Inc. Ms. Wilson was elected to serve as a director of the Corporation in June 1993 and was elected to be a director of Trak Auto and Crown Books on June 30, 1993.

      Mr. Douglas M. Bregman is a partner in the law firm of Bregman, Berbert & Schwarts, specializing in commercial real estate law. Mr. Bregman is also an Adjunct Professor of Law at the Georgetown University Law Center. Mr. Bregman was elected to serve as a director of the Corporation in June 1993 and was elected to be a director of Trak Auto and Crown Books on June 30, 1993.

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

      Pursuant to the terms of the Bylaws of the Corporation, the term of each director expires at the 1995 Annual Meeting of Stockholders or until a successor is elected and qualified. The Standstill Agreement provides, however, that until further order of the Delaware Chancery Court, the Corporation may not (nor may it recognize any stockholder action that would),
(i) change the current composition of the board of directors of the Corporation or any of its subsidiaries or (ii) change the current Haft family officers of the Corporation or any of its subsidiaries. See Item 3. - Legal Proceedings.

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

      Herbert H. Haft is the father of Ronald S. Haft. There is no other family relationship between any director and executive officer of the Corporation.

      Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Corporation's officers and directors, and persons who beneficially own more than ten percent of a registered class of the Corporation's equity securities, to file reports of ownership of the Corporation's securities and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and ten percent shareholders are required by SEC regulations to furnish the Corporation with copies of all Section 16(a) forms they file.

      Based solely upon its review of such forms received by it, the Corporation believes that during the fiscal year ended January 31, 1995, all filing requirements applicable to its officers, directors and ten percent shareholders were complied with, except that each of Elliot R. Arditti, Dennis
N. Weiss and Ronald T. Rice did not file one Form 5 on a timely basis, reporting the granting of stock options on July 31, 1993 pursuant to the Corporation's stock option plan. The granting of such options was reported by each such person on Forms 5 filed on March 15, 1995.

Item 11.  Executive Compensation

     Summary Compensation Table

      The following table sets forth in summary form all compensation for all services rendered in all capacities to the Corporation and its subsidiaries for the three years ended January 31, 1995 to (i) the Chief Executive Officer of the Corporation, (ii) the other four most highly compensated executive officers of the Corporation and (iii) one former executive officer of the Corporation who would have been among the Corporation's four most highly compensated current executive officers had he not resigned (collectively, the "Named Executive Officers").

                                                                          Long Term
                                                                          Compensation
                                        Annual Compensation               Awards
                               -----------------------------------        ------------------------
                                                           Other
                                                           Annual          Stock         All other
Name of                                                    Compen-         Options       Compen-
Principal             Fiscal                                sation         Granted       sation
Position              Year     Salary($)     Bonus($)      ($) (1)          (#)          ($) (2)
- ---------------       ----     ---------     ---------     -------        --------       ----------
Herbert H. Haft       1995     1,531,000     1,334,000      76,000(3)       -            25,000(4)
Chief Executive       1994     1,491,000         3,000     386,000(5)     50,000         37,000
Officer               1993     1,183,000       246,000      61,000(6)     40,000         43,000

Ronald S. Haft        1995       400,000        50,000      63,000(8)       -            15,000
President (7)         1994       185,000         3,000     128,000(9)     30,000(10)    -

Robert A. Marmon      1995          -             -        195,000          -            -
Chief Financial
  Officer (11)

R. Keith Green        1995       293,000        70,000        -             -            5,000
President of          1994       263,000          -           -           11,000         1,000
  Trak Auto           1993       237,000       115,000        -            6,500         3,000

Dennis N. Weiss       1995       245,000          -           -             -            2,000
Executive Vice        1994       240,000          -           -            2,825         5,000
  President           1993       229,000          -           -              750        10,000

Ron Marshall          1995       212,000          -           -             -            2,000
Former Chief          1994       248,000        60,000        -            5,000         5,000
  Financial           1993       233,000        50,000        -            1,500         -
  Officer (12)

         -----------

  (1) Excludes perquisites and other personal benefits, unless the aggregate amount of such compensation is at least $50,000 or 10% of the total annual salary and bonus reported for the Named Executive Officer.

  (2) Includes allocations to the accounts of the Named Executive Officers pursuant to the profit-sharing plans of the Company and, with respect to Herbert H. Haft in each fiscal year, $30,000 imputed interest on life insurance loans.

  (3) Includes fees received as a director of the Corporation ($15,000), Trak Auto ($15,000), Crown Books ($15,000) and Dart Financial ($10,000), auto usage ($16,000) and health, life and disability insurance ($5,000).

  (4) Excludes $147,000, which represents the payments by the Corporation to Gloria Haft and the cost to the Corporation of certain health benefits for her. Gloria Haft ceased to be an employee of the Corporation in June 1993. The Corporation continued to pay her compensation at the rate, and provide her with benefits and health insurance as, provided in her employment agreement with the Company until October 1994. Gloria Haft contends that a contract between Herbert H. Haft and Gloria Haft, requires that if the Company failed to continue paying Gloria Haft under her employment agreement before May 31, 2004, then Herbert H. Haft would pay Gloria Haft the amounts she would have been entitled to receive under the employment agreement. A controversy exists concerning whether Gloria Haft is entitled to any payments and, if so, whether these payments and benefits were obligations of the Corporation or Herbert H. Haft. Herbert H. Haft denies that these payments and benefits are his obligations.

  (5) Includes fees received as a director of the Corporation ($15,000), Trak Auto ($12,500), Crown Books ($12,500), Dart Financial ($10,000) and Shoppers food ($320,000) and auto usage ($16,000).

  (6) Includes fees received as a director of the Corporation ($15,000), Trak Auto ($10,000), Crown Books ($10,000) and Dart Financial ($10,000) and auto usage ($16,000).

  (7)       Mr. Ronald S. Haft became President of the Corporation on August 1,
            1993.

  (8) Includes fees received as a director of the Corporation ($15,000), Trak Auto ($15,000), Crown Books ($15,000) and Dart Financial ($10,000) and auto usage ($8,400).

  (9) Includes fees received as a director of the Corporation ($7,500), Trak Auto ($7,500), Crown Books ($7,500), Dart Financial ($5,000) and Shoppers Food ($96,000) and auto allowance ($4,200).

 (10) Excludes options to purchase 197,048 shares of Class B Common Stock claimed by Ronald S. Haft, but the validity of which the Corporation is challenging. See Item 3. - Legal Proceedings.

 (11) Pursuant to a consulting agreement between the Corporation and RPF, Inc., Robert A. Marmon became interim Chief Financial Officer of the Corporation, each of its wholly-owned subsidiaries and Crown Books, and Principal Financial Officer of Trak Auto in October 1994.

 (12) Ron Marshall became Senior Vice President and Chief Financial Officer of the Corporation in November 1992 and resigned effective October 1994.


            Option Grants in Last Fiscal Year

No options were granted to the Named Executive Officers to purchase shares of common stock of the Corporation or its subsidiaries during the year ended January 31, 1995.

     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-
       End Option Values

For each of the Named Executive Officers, the following table sets forth information about stock options exercised during fiscal 1995 and the value of unexercised options as of January 31, 1995.

                                                              Value of
                                               Number of      Unexercisable
                                               Unexercised    In-the-Money
                                               Options at     Options at
                                               FY-End (#)     FY-End ($)

                Shares Acquired    Value       Exercisable/   Exercisable/
Name            on Exercise (#)  Realized ($)  Unexercisable   Unexercisable
- ----            ---------------  ------------  -------------   -------------
Herbert H. Haft      -    (1)          -          139,749      2,425,000
                                                   10,001         28,000
                   10,000 (2)        30,200        59,998        411,000
                                                   20,002         87,000
                     -    (3)          -           33,332          -
                                                   16,668          -

Ronald S. Haft(4)    -    (1)          -            3,333          9,000
                                                    6,667         18,000
                     -    (2)          -            3,333         16,000
                                                    6,667         32,000
                     -    (3)          -            3,333          -
                                                    6,667          -
Robert A. Marmon    None

R. Keith Green       -    (1)          -              333          1,000
                                                      667          2,000
                   17,665 (2)       145,300          -             -
                                                    8,835         42,000

Dennis N. Weiss     2,000 (1)        10,800           266            800
                                                      784          4,000
                    1,500 (2)        15,600           416          2,000
                                                    1,084          5,000
                     -    (3)          -              266          -
                                                      534          -
Ron Marshall        2,915 (1)        23,000          -             -
                                                     -             -
                    1,082 (2)         6,500          -             -
                                                     -             -
                     -    (3)          -             -             -

- --------------------
  (1)    Represents options for Class A Common Stock.
  (2)    Represents options for Trak Auto common stock.
  (3)    Represents options for Crown Books common stock.
  (4) On September 6, 1994, Ronald S. Haft tendered to the Corporation a letter requesting to exercise 197,048 options for shares of Class B Common Stock. The Corporation has contested the validity of those options and Ronald S. Haft has filed an action to compel the Corporation to issue shares of Class B Common Stock. Therefore, the totals set forth above for Ronald S. Haft do not reflect these options. See Item 3. - Legal Proceedings and Note 9 to the Consolidated Financial Statements.

Compensation of Directors

      Members of the Board of Directors of the Corporation, Trak Auto and Crown Books are each paid $15,000 per year. Members of the Board of Directors of Dart Financial are each paid $10,000 per year. Ms. Wilson and Mr. Bregman are members of the profit sharing and audit committees for the Corporation, Trak Auto and Crown Books and are compensated $5,000 per year for each such committee.

      On September 7, 1994, the Board of Directors of the Corporation established an Executive Committee comprised of the Corporation's outside directors to conduct the affairs of the Corporation with respect to matters that are the subject of dispute between the Chairman of the Board and Chief Executive Officer of the Corporation, Herbert H. Haft, and the President and Chief Operating Officer of the Corporation, Ronald S. Haft. On October 11, 1994, the Boards of Directors of Trak Auto, Crown Books and Total Beverage each established an Executive Committee of their respective Board of Directors comprised of the same outside directors, with authority parallel to that of the Corporation's Executive Committee. The disputes between Herbert Haft and Ronald Haft concerning issues involving the Corporation have been extensive. Accordingly, the Executive Committee has assumed day-to-day involvement in these disputed issues and other matters affecting the Corporation, in particular matters relating to litigation to which the Corporation is a party. The continuing role of the Executive Committee is dependent upon future developments.

      Members of the Executive Committee are compensated at a salary rate of $275 per hour plus reimbursement of expenses. Members of the Special Litigation Committee of the Board of Directors, which was established in January 1994, have been compensated at a salary rate of $250 per hour plus reimbursement of expenses. For the year ended January 31, 1995, the aggregate compensation paid by the Corporation and its subsidiaries to members of the respective Executive Committees for their services on those committees approximated $666,000, and the aggregate compensation paid by the Corporation and its subsidiaries to members of the respective Special Litigation Committees for their services on those committees approximated $269,000, in each case exclusive of expense reimbursement.

      During the year ended January 31, 1995, two non-employee directors received total compensation from the Corporation and its subsidiaries exceeding the minimum compensation that would have placed them among the five most highly compensated executive officers of the Corporation had they been executive officers. Larry G. Schafran and H. Ridgely Bullock received $525,256 and $411,037, respectively. Such compensation includes fees for serving on the board of directors of the Corporation, Crown Books and Trak Auto and each of their respective Executive Committees and Special Litigation Committees.

      The stock option plans of each of the Corporation, Trak Auto and Crown Books specify that each director who is not an employee shall receive 1,500, 1,500 and 2,500 options, respectively, each year. The options expire five years from the date of grant.

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

Employment Contracts

      In April 1974, the Corporation entered into an employment agreement with Herbert H. Haft, Chairman and Chief Executive Officer. The agreement, as amended, is renewable each year for a successive ten-year term. The agreement, as amended, provides for a base salary of $544,500 for the year ended January 31, 1986 and for increases in base salary each year thereafter by the greater of (i) $12,000 plus ten percent of the base salary for the preceding fiscal year or (ii) the increase in the cost of living. The agreement, as amended, further provides for an annual bonus equal to 1 1/2% of the Corporation's consolidated pretax profit not reduced as a result of transactions that are not ordinary and a supplemental bonus based on certain performance criteria for the three-year period ended January 31, 1988 and each three-year period thereafter. The supplemental bonus equals the greatest of (i) 3% of the increase in the aggregate market value of the Class A Common Stock on the last day of the three-year period over such market value on the first day of such period; (ii) 3% of any excess in the Corporation's consolidated stockholders' equity on the last day of the three-year period over such stockholders' equity on the first day of such period; (iii) 3% of the aggregate consolidated net income during the three-year period; and (iv) his base salary and annual bonus for the last year of the three-year period. Pursuant to the agreement, Herbert H. Haft may elect to receive all or part of his compensation in the form of an option for shares of the Class A Common Stock or defer receipt of all or part of such compensation. The agreement, as amended, also provides that the Corporation must lend to Herbert H. Haft the funds necessary to purchase a $3,000,000 life insurance policy on his life and/or the life of his former wife, Gloria Haft. The Corporation has elected not to charge interest on the loan. In 1993, a shareholder derivative action was filed challenging certain aspects of this employment agreement. In 1994, the Special Litigation Committee concluded that it is in the best interests of the Corporation that claims challenging Herbert
H. Haft's employment agreement be dismissed except to the extent that the validity of the "evergreen" provision (successive ten-year terms) of the agreement is challenged. See Item 3. - Legal Proceedings - Derivative Litigation.

      In August 1993, the Corporation entered into the Agreement with Ronald S. Haft, President and Chief Operating Officer, for a term initially ending on January 31, 1997. The term of the Agreement is to be automatically extended for one year on the first of each February that Ronald S. Haft is employed by the

Corporation. The Agreement provides that Ronald S. Haft will be nominated to the Board of Directors of the Corporation at each opportunity during the term of the Agreement, and that he shall receive standard directors' fees while he is on the Board of Directors. The Agreement provides for an annual base salary of $400,000, subject to annual increases as agreed to by Ronald S. Haft and the Board of Directors, with a minimum annual increase equal to the Consumer Price Index (as defined) to the base salary unless the Corporation chooses not to increase the compensation of any executive. The Agreement provides for a supplemental bonus for the three-year period beginning February 1, 1994 and ending January 31, 1997, and each subsequent three-year period thereafter, with terms similar to Herbert H. Haft's supplemental bonus and provides for an annual bonus equivalent to Herbert H. Haft's. Ronald S. Haft may elect to receive all or part of his compensation in the form of an option for shares of the Class A Common Stock or defer the receipt of all or part of his compensation. Under the Agreement, Ronald S. Haft acquired the Options and the Corporation agreed to loan to Ronald S. Haft the full amount of the exercise price of any Options that he may exercise. Any such loan is to bear interest at NationsBank's prime rate charged as of the date of the loan. The Corporation is contesting the validity of the Options, the loan for their exercise and the Agreement. See Item 3. - Legal Proceedings.

      In October 1994, the Corporation entered into a consulting agreement with RPF, Inc., a corporation wholly-owned by Robert A. Marmon, whereby RPF, Inc. supplies the services of Mr. Marmon as Chief Financial Officer for the Corporation, each of its wholly-owned subsidiaries and Crown Books, and as Principal Financial Officer for Trak Auto. The agreement, as amended, provides for a monthly fee of $48,750 and is renewable automatically for one-month terms commencing April 30, 1995, unless either the Corporation or RPF, Inc. have given written notice of termination. On March 20, 1995, the agreement was modified and extended on a month-to-month basis. Under the modified agreement, the Corporation may terminate the agreement on thirty days notice. However, Mr. Marmon must provide sixty days notice to the Corporation if he intends to terminate the agreement.

      In January 1995, Trak Auto entered into a two-year employment agreement with R. Keith Green, President of Trak Auto, for a term initially ending on January 31, 1997. The agreement is renewable for successive two-year terms. The agreement provides for an annual base salary of $300,000, subject to annual increases as determined by the Board of Directors.

      In January 1995, the Corporation entered into a two-year employment agreement with Dennis Weiss, Executive Vice President - Real Estate of the Corporation, for a term initially ending on January 31, 1997. The agreement is renewable for successive two-year terms. The agreement provides for an annual base salary of $260,000, subject to annual increases as determined by the board of Directors.

      Compensation Committee Interlocks and Insider Participation

      Certain members of the Board are directors, officers or employees of the Corporation and its subsidiaries, as follows: Herbert H. Haft is Chairman of the Board and Chief Executive Officer of the Corporation, Chairman of the Board of Crown Books, Chairman of the Board and Chief Executive Officer of Trak Auto, and Chairman of the Board and Chief Executive Officer of Total Beverage. Ronald S. Haft is President and Chief Operating Officer and a Director of the Corporation, Interim President and Chief Executive Officer and a Director of

Crown Books and a Director of Trak Auto.

      Ronald S. Haft is a beneficial owner of more than 5% percent of the Class B Common Stock. Herbert H. Haft holds an irrevocable proxy to vote certain Class B Common Stock owned by Ronald S. Haft. See Item 12. - Security
Ownership of Certain Beneficial Owners and Management.   Ronald S. Haft is
Herbert H. Haft's son. See Item 13 - Certain Relations and Related Transactions for a description of certain relationships and transactions between the Corporation or its subsidiaries and entities in which members of the Haft family have an interest.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, as of March 31, 1995, certain information with respect to the following persons: (i) all stockholders known by the Company to be the beneficial owners of more than five percent of the Corporation's common stock, (ii) each of the Corporation's current Directors,
(iii) the Named Executive Officers, and (iv) the Directors and Named Executive Officers as a group. Certain information in the table is based upon information contained in filings made by the beneficial owner of Class A Common Stock with the Securities and Exchange Commission.

Directors and Executive Officers:

                                                               Approximate
                            Title of                 No. of    Percentage
Name                         Class                   Shares      of Class
- ----                        --------                -------    -----------
Herbert H. Haft             Class A (1)             262,496        16.43(2)
  3300 75th Avenue          Class B (3)             172,730        57.02(4)
  Landover, MD 20785        Trak Auto (5)            60,498          .98
                            Crown Books (6)          33,832          .62

Ronald S. Haft              Class A (7)(9)          123,709         8.46(2)
  3300 75th Avenue          Class B (3)             197,976(8)     65.35(4)
  Landover, MD 20785        Trak Auto (9)             3,333          .05
                            Crown Books (9)           3,333          .06

Robert A. Marmon            None

Ron Marshall                None


R. Keith Green              Class A (10)                333          .02(2)
                            Trak Auto                 5,000          .08

Dennis N. Weiss             Class A (11)                266          .02(2)
                            Trak Auto (12)              416          .01
                            Crown Books (11)            266          -

Bonita Wilson               Class A (13)              1,125          .08(2)
                            Trak Auto (14)            3,000          .05
                            Crown Books (15)          5,000          .09

Douglas Bregman             Class A (13)              1,125          .08(2)
                            Trak Auto (14)            3,000          .05
                            Crown Books (15)          5,000          .09

Larry G. Schafran           Class A (16)                375          .03(2)
                            Trak Auto (17)            1,500          .02
                            Crown Books (18)          2,500          .05

- -----------------

All Directors and           Class A (19)            389,429        24.27(2)
 Executive Officers as      Class B                 197,976        65.35(4)
 a group (9 persons)        Trak Auto (20)           76,747         1.24
                            Crown Books (21)         49,931          .92

Item 12. Security Ownership of Certain Beneficial Owners and Management - (Continued)

Other Beneficial Owners:

                                                                    Approximate
                               Title of                 No. of      Percentage
Name                             Class                   Shares      of Class
- ----                            --------                -------    -----------
Robert M. Haft                  Class B                  25,246        8.33(4)
                                Trak Auto (22)           36,666         .60
                                Crown Books (23)        223,432        4.09

Gloria G. Haft                  Class B                  54,484       17.98(4)
                                Trak Auto                   500         .01
                                Crown Books                 500         .01

Linda G. Haft                   Class B                  25,246        8.33(4)
                                Crown Books                 500         .01


Mellon Bank Corporation         Class A (24)            138,000        9.46(2)
One Mellon Center
Pittsburgh, PA  15258

Quest Advisory Corp.            Class A (25)             98,200        6.73(2)
1414 Ave. of the Americas
New York, New York  10019

Peter Cundill & Associates      Class A (26)             82,500        5.66(2)
c/o Alan G. Johnson, Esq.
101 S. Hanley Rd., Suite 1600
St. Louis, Missouri  63105

  (1) Includes 139,749 shares subject to exercisable stock options. These stock options include options for 99,750 shares under the 1987 Plan, the validity of which is subject to challenge by the Corporation. See Item 3. - Legal Proceedings.
  (2) Calculated based upon a class including shares subject to exercisable stock options under the 1983 Plan and the 1987 Plan, which are subject to challenge by the Corporation. See Item 3. - Legal Proceedings.
  (3) Herbert H. Haft retains sole voting power over 172,730 Class B shares (owned by Ronald S. Haft)pursuant to a proxy from Ronald S. Haft. See Note 8 to the Consolidated Financial Statements.
  (4) Calculated based upon a class excluding 197,048 shares to which Ronald S. Haft claims a right to purchase pursuant to stock options challenged by the Corporation. See Item 3. - Legal Proceedings.
  (5)       Includes  59,998 shares subject to exercisable stock options.
  (6)       Includes  33,332 shares subject to exercisable stock options.
  (7) Includes 58,028 shares where the ownership of those shares is the subject of dispute with Robert M. Haft and Linda G. Haft.
  (8) Excludes 197,048 shares to which Ronald S. Haft claims a right to purchase pursuant to stock options challenged by the Corporation. See Item 3. - Legal Proceedings.
  (9)       Includes 3,333 shares subject to exercisable stock options.
 (10)       Includes 333 shares subject to exercisable stock options.
 (11)       Includes 266 shares subject to exercisable stock options.

Item 12. Security Ownership of Certain Beneficial Owners and Management - (Continued)

 (12)       Includes     416 shares subject to exercisable stock options.
 (13)       Includes   1,125 shares subject to exercisable stock options.
 (14)       Includes   3,000 shares subject to exercisable stock options.
 (15)       Includes   5,000 shares subject to exercisable stock options.
 (16)       Includes     375 shares subject to exercisable stock options.
 (17)       Includes   1,500 shares subject to exercisable stock options.
 (18)       Includes   2,500 shares subject to exercisable stock options.
 (19)       Includes 146,306 shares subject to exercisable stock options.
 (20)       Includes  71,247 shares subject to exercisable stock options.
 (21)       Includes  49,431 shares subject to exercisable stock options.
 (22)       Includes  36,666 shares subject to exercisable stock options.
 (23) Includes 73,332 shares subject to exercisable stock options and 100 shares of Crown Books held by his wife.
 (24) Includes shares beneficially owned by Mellon Bank Corporation (138,000 shares) and its subsidiaries Boston Group Holdings, Inc. (131,000 shares), The Boston Company, Inc. (131,000 shares), Boston Safe Deposit & Trust Company (100,000 shares) and Dynamic Equity Fund (100,000 shares) in their various fiduciary capacities.
 (25) Includes 91,800 shares beneficially owned by Quest Advisory Corp. ("Quest") and 6,400 shares beneficially owned by Quest Management Company ("QMC"). Charles M. Royce may be deemed to be a controlling person of Quest and QMC and, consequently, may be deemed to beneficially own these shares.
 (26) Includes shares beneficially owned by Peter Cundill & Associates (Bermuda) Ltd. ("PCB"), Peter Cundill Holdings (Bermuda) Ltd. ("Holdings"), and F. Peter Cundill ("Cundill"). PCB has shared voting power over 68,000 shares, sole dispositive power over 60,000 shares and shared dispositive power over 22,500 shares. Each of Holdings and Cundill have shared voting power over 68,000 shares and shared dispositive power over 82,500 shares.

Item 13.  Certain Relationships and Related Transactions

      The Corporation, Trak Auto, Crown Books, Shoppers Food and Total
Beverage lease certain real property from Haft family-owned partnerships.
Rental payments related to such leases approximated $14.7 million during the year ended January 31, 1995. The leased properties consist of 54 stores, three warehouses and Shoppers Food's headquarters building, but excluding the Pennsy Leases. These leases, which have expiration terms ranging from 1996 to 2031, require the payment of minimum rentals aggregating approximately $ 242.9 million (excluding option periods). Certain of these leases also require the payment of a percentage of sales in excess of a stated minimum, real estate tax, insurance, maintenance and utilities.

      On February 10, 1995, after a legal review by the Executive
Committee, the Corporation filed a complaint for rescission of the Pennsy
Leases and for the return of rent paid since 1991 on such leases.  See Item 3.
- - Legal Proceedings. The Executive Committees of the Corporation, Crown Books and Trak Auto have also undertaken a legal review of other leasing arrangements and real estate related transactions involving the Company and Haft-owned entities. See Item 2. - Properties. This review is ongoing and the Executive Committees have not yet determined whether other actions will be taken as a result of this legal review.

      CMREC owns the majority interest in five real estate partnerships that own four shopping centers and an office building in the Washington, D.C. metropolitan area. The remaining partnership interests are owned by partnerships in which the partners are members of the Haft family. Combined Properties, Inc., a Haft-controlled entity, manages the shopping centers and office building for the partnerships. Trak Auto, Crown Books, Shoppers Food and Total Beverage lease eight stores in some of these shopping centers and made aggregate rental payments to CMREC of approximately $ 1,582,000 during the year ended January 31, 1995. These leases, which have expiration terms ranging from 1996 to 2013, require the payment of minimum rentals aggregating approximately $20,966,000 million. Certain of these leases also require the payment of a percentage of sales in excess of a stated minimum, real estate tax, insurance, maintenance and utilities. The Corporation is conducting a legal review of certain of these leases. See Item 2. - Properties.

      On August 4, 1994, the Corporation, on the instruction of Herbert
H. Haft, caused to be issued to Herbert H. Haft two bank cashiers checks totaling $18,000,000 in exchange for a promissory note. On August 8, 1994, Herbert H. Haft returned to the Corporation the two checks, unnegotiated. Herbert H. Haft subsequently paid the Corporation interest on the amount for the period it was outstanding. The Executive Committee of the Corporation has conducted a review of this transaction and, as a result, the Board of Directors has adopted a policy that no funds of the Corporation will be advanced to any person who owns of record or has power to vote 10% or more of the Class B Common Stock (except pursuant to contracts previously approved by the Board of Directors) without prior approval of a majority of the disinterested Directors.

      During the fiscal year ended January 31, 1995, the Corporation made payments for certain non-business expenses of Herbert H. Haft. The total amounts of such payments during the period was $151,000. At January 31, 1995, there were no balances due the Corporation. Interest was charged at the prime rate on the average outstanding balances and such balances were paid in full on at least a monthly basis. The Corporation has loaned Herbert H. Haft $165,000 for the purchase of life insurance on Gloria G. Haft pursuant to his employment contract. The Corporation has elected not to charge interest on that loan.

      The Agreement provides that the Corporation would loan to Ronald S. Haft the full amount of the exercise price of any Options which he may exercise. See Item 11. - Executive Compensation. Any such loan is to bear interest at NationsBank's prime rate charged as of the date of the loan. Principal and interest on any such loan is to be due separately upon the earlier of (i) the sale of shares of Class B Common Stock purchased with the loan proceeds, (ii) the fifth anniversary of the loan, or (iii) 90 days from the termination of the Agreement. On September 6, 1994, pursuant to the Agreement, Ronald S. Haft tendered to the Corporation a letter requesting to exercise the Options to purchase, at an exercise price of $89.65 per share, the Option Shares and to obtain a loan from the Corporation in the amount of $17,665,353.20, for part of the exercise price of the options. Together with that letter, Ronald S. Haft tendered to the Corporation a check payable to the Corporation in the amount of $197,048 as payment of the par value of the Option Shares; and an executed unsecured promissory note of Ronald S. Haft payable to the order of the Corporation in the amount of $17,665,353.20, the balance of the exercise price for the Option Shares under the Options. The Corporation has rejected the validity of Ronald S. Haft's purported exercise of the Options and the promissory note tendered in connection therewith. See
Item 3. - Legal Proceedings and Note 9 to the Consolidated Financial Statements.

      Gloria Haft ceased to be an employee of the Corporation in June
1993. The Corporation continued to pay her compensation at the rate, and provide her with benefits and health insurance as, provided in her employment agreement with the Company until October 1994. Gloria Haft contends that a contract between Herbert H. Haft and Gloria Haft requires that if the Company failed to continue paying Gloria Haft under her employment agreement before May 31, 2004, then Herbert H. Haft would pay Gloria Haft the amounts she would have been entitled to receive under the employment agreement. A controversy exists concerning whether Gloria Haft is entitled to any payments and, if so, whether these payments and benefits were obligations of the Corporation or Herbert H. Haft. Herbert H. Haft denies that these payments and benefits are his obligations.

      Combined Properties, Inc. ("CPI") maintains inter-company accounts with each of the CMREC partnerships to reflect amounts paid by CPI to third parties on behalf of the partnerships and fees owing from the partnerships to CPI. Interest is computed on the outstanding balance at a rate of 10% per annum. The largest total net amount owing from the CMREC partnerships to CPI at any time during the 1995 and 1994 fiscal years was $140,000 and $4,437,772, respectively. As of January 31, 1995 and 1994, CMREC owed CPI $114,000 and $140,000, respectively. During the fiscal year ended January 31, 1995, a total of $2,542,647 was transferred from five of the CMREC partnerships to CPI, including on July 28, 1994 a total of $1.4 million that was transferred from the CMREC partnerships to CPI. The largest total net amount owing from CPI to the CMREC partnerships at any time was $1,291,000. These amounts were subsequently repaid, with interest at the rate of 10% per annum. As of January 31, 1995 and 1994, CPI owed CMREC $0 and $0, respectively. The Corporation's Board of Directors is reviewing this practice.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)

            1.  Financial Statements

                See Item 8.

            2.  Schedules (Consolidated) -

                       Report of Independent Public Accountants on Schedules


                       II - Valuation and Qualifying Accounts

      All other schedules are omitted because the required information is inapplicable or it is presented in the consolidated financial statements or related notes.

                3.   Exhibits...............................................

                2.1 Purchase agreement dated October 12, 1989 between Greenway Center Associates Limited Partnership and KANAM Grundbesitz Gmbh, tenants in common and Mr. Ronald S. Haft, acting on behalf of CM/CP Greenway Center Joint Venture. The exhibit includes a list identifying the schedules to the agreement, but does not include the schedules themselves. Copies of the omitted schedules will be furnished supplementally to the Commission upon request (incorporated by reference to Exhibit 2a to Dart Fiscal Year 1990 10-K).

                2.2 Purchase agreement dated October 12, 1989 between Briggs Chaney Associates Limited Partnership and Mr. Ronald S. Haft, acting on behalf of CM/CP Briggs Chaney Plaza Joint Venture. The exhibit includes a list identifying the schedules to the agreement, but does not include the schedules themselves. Copies of the omitted schedules will be furnished supplementally to the Commission upon request (incorporated by reference to Exhibit 2b to Dart Fiscal Year 1990 10-K).

                2.3 Purchase agreement dated March 12, 1991 between (i) Robert M. Haft, Ronald S. Haft and Linda G. Haft and (ii) Cabot-Morgan Real Estate Company ("CMREC"). Amended and restated agreement of Limited Partnership dated March 12, 1991 by and among (i) CM/CP Greenbriar Retail Joint Venture ("CM/CP Greenbriar Retail"), (ii) CP Greenbriar Retail, Inc. and (iii) Robert M. Haft, Ronald S. Haft and Linda G. Haft. Joint venture agreement dated March 12, 1991 between CMREC and CP/Greenbriar Retail Investments Limited Partnership. Exclusive development, leasing management agreement dated March 12, 1991 between Combined Properties/Greenbriar Limited Partnership ("CP/Greenbriar LP") and Combined Properties Incorporated ("Combined"). Contribution agreement dated March 12, 1991 between CP/Greenbriar LP, CMREC and Linda G. Haft, Ronald S. Haft and Robert M. Haft (incorporated by reference to
Exhibit 2c to Dart Fiscal Year 1991 10-K).

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued)

                2.4 Purchase agreement dated March 12, 1991 between (i) Robert M. Haft, Ronald S. Haft and Linda G. Haft and (ii) CMREC. Amended and restated agreement of Limited Partnership dated March 12, 1991 by and among (i) CM/CP Greenbriar Office Joint Venture ("CM/CP Greenbriar Office"), (ii) CP/Greenbriar Office, Inc. and (iii) Robert M. Haft, Ronald S. Haft and Linda
G. Haft. Joint venture agreement dated March 12, 1991 between CMREC and CP/Greenbriar Office Investments Limited Partnership. Exclusive development, leasing and management agreement dated March 12, 1991 between Combined Properties/Greenbriar Office Limited Partnership ("CP/Greenbriar Office LP") and Combined. Contribution agreement dated March 12, 1991 between CP/Greenbriar Office LP, CMREC and Linda G. Haft, Ronald S. Haft and Robert M. Haft (incorporated by reference to Exhibit 2d to Dart Fiscal Year 1991 10-K).

                2.5 Purchase agreement dated January 18, 1993 between PS-One Real Estate Limited Partnership and CM/CP Bull Run Joint Venture. Joint venture agreement dated January 18, 1993 between CMREC and CP/Bull Run Limited Partnership. Exclusive leasing and management agreement dated January 18, 1993 between CM/CP Bull Run Joint Venture and Combined. Promissory note agreement between CMREC and CM/CP Bull Run Joint Venture dated January 18, 1993 (incorporated by reference to Exhibit 2 to Dart Fiscal Year 1993 10-K).

                2.6 Purchase agreement dated February 27, 1993 between Total Beverage G.B., Inc. (a wholly-owned subsidiary of the Corporation) and Total Beverage VA Corp. (a wholly-owned subsidiary of Shoppers Food Warehouse Corp.). Promissory Note between Total Beverage VA Corp. and Total Beverage G.B. Inc. (incorporated by reference to Dart Fiscal Year 1994 10-K).

                3.1 Certificate of Incorporation, incorporated herein by reference to Exhibit #3a to the Company's Form S-1 Registration Statement (File #2-99831) filed with the Securities and Exchange Commission ("Dart 1985 S1").

                3.2 Certificate of Amendment of the Certificate of Incorporation of Dart Group Corporation dated January 13, 1987 (incorporated by reference to Dart Fiscal Year 1987 10-K).

                3.3 Bylaws, amended and restated as of September 14, 1993 (incorporated by reference to Dart Fiscal Year 1987 10-K).

                4.1 Indenture relating to $250,000,000 Subordinated Debentures Due 1995, incorporated herein by reference to Exhibit 4 to Dart 1985 S-1.

                10.1 Employment agreement with Mr. Herbert H. Haft, as amended (incorporated by reference to Dart Fiscal Year 1988 10-K).

                10.2 Employment agreement with Mr. Robert M. Haft, as amended (incorporated by reference to Dart Fiscal Year 1988 10-K).

                10.3 Indemnity Agreement dated March 10, 1983 between Dart Drug Corporation and Trak Auto Corporation, incorporated by reference to exhibit 10(b) filed with the Trak S-1.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued)

                10.4 Agreement for the Allocation of United States and State Income Tax Liability and Benefits Among Members of the Dart Drug Corporation Group, incorporated by reference to exhibit 10(d) filed with the Trak S-1.

                10.5 Agreement, dated March 31, 1983, between Dart Drug Corporation and Trak Auto East Corporation, incorporated by reference to exhibit 10(ffff) filed with the Trak S-1.

                10.6 Dart Drug Corporation Executive Non-Qualified Stock Option Plan, incorporated herein by reference to exhibit (10o) to the Company's Form 10-K filed with the SEC on May 1, 1984.

                10.7 Agreement of Sale dated May 25, 1984 among Dart Drug Corporation, Dart Delaware Corporation and Dart Drug Acquisition Corporation, incorporated herein by reference to exhibit (2) to the Company's Form 8-K filed with the SEC on July 16, 1984.

                10.8 Lease dated December 26, 1984 between Dart Group Corporation and Seventy-Fifth Avenue Associates (incorporated by reference to Dart Fiscal Year 1986 10-K).

                10.9 Sublease dated December 26, 1984 between Dart Group Corporation and Trak Auto Corporation (incorporated by reference to Dart Fiscal Year 1986 10-K).

                10.10 Sublease dated December 26, 1984 between Dart Group Corporation and Crown Books Corporation (incorporated by reference to Dart Fiscal Year 1986 10-K).

                10.11 Lease dated April 27, 1984 between Trak Chicago Limited Partnership I and Trak Auto Corporation (incorporated by reference to Dart Fiscal Year 1986 10-K).

                10.12 Dart Group Corporation 1981 Stock Option Plan, as amended (incorporated by reference to Dart Fiscal Year 1987 10-K).

                10.13 Indemnity Agreement by and between Dart Group Corporation and Crown books Corporation dated June 9, 1986 incorporated herein by reference to Exhibit 10(zzzz) to the Crown 10-K.

                10.14 Employment Agreement between Crown Books Corporation and Mr. Robert M. Haft dated February 28, 1987 incorporated herein by reference to Exhibit 10(xxxx) to the Crown 10-K.

                10.15 Agreement of Amendment, dated June 9, 1986, among Dart Group Corporation, Trak Auto Corporation, Trak Auto West, Inc. and Thrifty Corporation, of the stockholders Agreement dated March 17, 1982 herein incorporated by reference to Exhibit 10(oooo) to the Trak 10-K.

                10.16 Indemnity Agreement, dated June 9, 1986, by and between Dart Group Corporation and Trak Auto Corporation herein incorporated by reference to Exhibit 10(pppp) to the Trak 10-K.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued)



                10.17 Agreement of Merger dated May 28, 1987 between Trak Auto East Corporation and Trak Auto West, Inc. herein incorporated by reference to Exhibit 10(qqqq) filed with Trak Auto Corporation Fiscal Year 1988 Form 10-K, No. 0-12202 ("Fiscal 1988 Trak 10-K").

                10.18 Dart Group Corporation Deferred Compensation Plan for Directors, effective January 1, 1988 (incorporated by reference to Dart Fiscal Year 1988 10-K).

                10.19 Lease agreement dated November 22, 1988 between Dart Group Corporation and Seventy-Fifth Avenue Associates (incorporated by reference to Dart Fiscal Year 1989 10-K).

                10.20 Lease agreement dated January 27, 1989 between Trak Auto Corporation and Combined Properties/Ontario Limited Partnership herein incorporated by reference to Exhibit 10(tttt) filed with Trak Auto Corporation Fiscal Year 1989 Form 10-K, No. 0-12202 ("Fiscal 1989 Trak 10-K").

                10.21 Lease agreement dated February 27, 1988 between Trak Corporation and Haft/Equities-General, herein incorporated by reference to
Exhibit 10(uuuu) filed with Fiscal 1989 Trak 10-K.

                10.22 Lease agreement dated June 17, 1987 between Trak Auto West, Inc. and Haft/Equities/Rose Hill Limited Partnership, herein incorporated by reference to Exhibit 10(vvvv) filed with Fiscal 1989 Trak 10-K.

                10.23 Agreement dated May 17, 1988 among Dart Group Corporation, Shoppers Food Warehouse Corp., Kenneth M. Herman and Robert N. Herman incorporated herein by reference to Exhibit 1 filed with the Corporation's Report on Form 8-K on July 15, 1988 (incorporated by reference to Dart Fiscal Year 1989 10-K).

                10.24 Amendment No. 1 to Stockholders' Agreement (Exhibit D to Stock Purchase Agreement dated May 17, 1988, attached as Exhibit 1 to the Corporation's Report on Form 8-K filed July 15, 1988) dated as of August 24, 1988 herein (incorporated by reference to Dart Fiscal Year 1989 10-K).

                10.25 Assignment and Assumption agreement dated December 30, 1989 between Greenway Center Associates Limited Partnership and CM/CP Greenway Center Joint Venture, and lease agreement dated March 13, 1980, between Greenway Center Associates Limited Partnership and Trak Auto (612), herein incorporated by reference to Exhibit 10(wwww) filed with Trak Auto Corporation Fiscal Year 1990 Form 10-K, No. 0-12202 ("Fiscal 1990 Trak 10-K").

                10.26 Assignment and Assumption agreement dated December 30, 1989 between Briggs Chaney Associates Limited Partnership and CM/CP Briggs Chaney Plaza Joint Venture, and lease agreement dated June 26, 1981, between Western Development Corporation and Trak Auto Corporation (641), herein incorporated by reference to Exhibit 10(xxxx) filed with Fiscal 1990 Trak 10-K.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued)

                10.27 Trak Auto Amended Stock Option Plan, herein incorporated by reference to Exhibit 10(yyyy) filed with Fiscal 1990 Trak 10-K.

                10.28 Incentive stock agreement between Mr. Robert M. Haft and Crown Books Corporation and promissory note from Mr. Haft to Crown Books Corporation, both dated September 5, 1989, herein incorporated by reference to
Exhibit 10(ddddd) filed with Crown Books Corporation Fiscal Year 1990 Form 10-K No. 0-11457 ("Fiscal 1990 Crown 10-K").

                10.29 Assignment and Assumption Agreement dated December 30, 1989 between Briggs Chaney Associates Limited Partnership and CM/CP Briggs Chaney Plaza Joint Venture, and lease agreement dated June 26, 1981 between Crown Books Corporation and Western Development Corporation, herein incorporated by reference to Exhibit 10(ggggg) filed with Fiscal 1990 Crown 10-K.

                10.30 Lease agreement dated January 5, 1990 between Combined Properties Limited Partnership and Crown Books Corporation re: Turnpike Shopping Center (815), herein incorporated by reference to Exhibit 10(iiiii) filed with Fiscal 1990 Crown 10-K.

                10.31 Lease agreement dated January 5, 1990 between Combined Properties Limited Partnership and Crown Books Corporation re: the Plaza at Landmark (165), herein incorporated by reference to Exhibit 10(jjjjj) filed with Fiscal 1990 Crown 10-K.

                10.32 Lease agreement dated January 5, 1990 between Combined Properties Limited Partnership and Crown Books Corporation re: Manaport Plaza Shopping Center (804), herein incorporated by reference to Exhibit 10(kkkkk) filed with Fiscal 1990 Crown 10-K.

                10.33 Stock option agreement dated August 8, 1989 between Dart/SFW Corp. and Mr. Herbert H. Haft (incorporated by reference to Dart Fiscal Year 1989 10-K).

                10.34 Stock option agreement dated August 8, 1989 between Dart/SFW Corp. and Mr. Robert M. Haft (incorporated by reference to Dart Fiscal Year 1989 10-K).

                10.35 Lease agreement dated October 31, 1990 between CP Acquisitions Limited Partnership and Crown Books Corporation re: McLean Shopping Center (803), herein incorporated by reference to Exhibit 10(lllll) Crown Books Corporation Fiscal Year 1991 Form 10-K No. 0-11457 ("Fiscal 1991 Crown 10-K").

                10.36 Lease agreement dated May 11, 1990 between CM/CP Greenway Center Joint Venture and Crown Books Corporation re: Greenway Center
(822), herein incorporated by reference to Exhibit 10(mmmmm) Fiscal 1991 Crown 10-K.

                10.37 Lease agreement dated March 20, 1991 between Charles County Associates Limited Partnership and Crown Books Corporation re: Charles County Plaza (833), herein incorporated by reference to Exhibit 10(nnnnn) Fiscal 1991 Crown 10-K.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued)


                10.38 Lease agreement dated May 11, 1990 between Combined Properties/Greenbriar Limited Partnership and Crown Books Corporation, the First Amendment dated September 13, 1990 and the Second Amendment dated March 14, 1991 re: Greenbriar Town Center (104), herein incorporated by reference to
Exhibit 10(ooooo) Fiscal 1991 Crown 10-K.

                10.39 Lease agreement dated May 18, 1990 between Combined Properties Limited Partnership and Trak Corporation and Lease Termination Agreement dated March 31, 1990 between Combined Properties Limited Partnership, Retail Lease Acquisition Limited Partnership and Trak Corporation re: Fair City Mall (605), herein incorporated by reference to Exhibit 10(zzzz) Trak Auto Corporation Fiscal Year 1991 Form 10-K No. 0-12202 ("Fiscal 1991 Trak 10-K").

                10.40 Lease agreement dated May 18, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation and License Termination Agreement dated March 31, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation re: Chantilly Plaza (609), herein incorporated by reference to Exhibit 10(aaaaa) Fiscal 1991 Trak 10-K.

                10.41 Lease agreement dated May 18, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation and License Termination Agreement dated March 31, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation re: College Plaza (610), herein incorporated by reference to Exhibit 10(bbbbb) Fiscal 1991 Trak 10-K.

                10.42 Lease agreement dated May 18, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation and License Termination Agreement dated March 31, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation re: Enterprise (614), herein incorporated by reference to Exhibit 10(ccccc) Fiscal 1991 Trak 10-K.

                10.43 Lease agreement dated May 18, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation and License Termination Agreement dated March 31, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation re: Rolling Valley (630), herein incorporated by reference to Exhibit 10(ddddd) Fiscal 1991 Trak 10-K.

                10.44 Lease agreement dated May 18, 1990 between Combined Properties Limited Partnership and Trak Corporation and Lease Termination Agreement dated March 31, 1990 between Combined Properties Limited Partnership, Retail Lease Acquisition Limited Partnership and Trak Corporation re: White Flint (632), herein incorporated by reference to Exhibit 10(eeeee) Fiscal 1991 Trak 10-K.

                10.45 Lease agreement dated November 6, 1990 between CP Acquisition Limited Partnership and Trak Corporation and Settlement Agreement dated November 6, 1990 between CP Acquisitions Limited Partnership and Trak Corporation re: Aspen Manor (615), herein incorporated by reference to Exhibit 10(fffff) Fiscal 1991 Trak 10-K.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued)


                10.46 Lease agreement dated November 6, 1990 between CP Acquisition Limited Partnership and Trak Corporation and Settlement Agreement dated November 6, 1990 between CP Acquisitions Limited Partnership and Trak Corporation re: Lee and Harrison (633), herein incorporated by reference to
Exhibit 10(ggggg) Fiscal 1991 Trak 10-K.

                10.47 Lease agreement dated November 6, 1990 between CP Acquisition Limited Partnership and Trak Corporation and Settlement Agreement dated November 6, 1990 between CP Acquisitions Limited Partnership and Trak Corporation re: Penn Daw (642), herein incorporated by reference to Exhibit 10(hhhhh) Fiscal 1991 Trak 10-K.

                10.48 Lease agreement dated November 6, 1990 between Combined Properties Limited Partnership and Trak Corporation and Settlement Agreement dated November 6, 1990 between Combined Properties Limited Partnership and Trak Corporation re: Fairfax Circle (656), herein incorporated by reference to Exhibit 10(iiiii) Fiscal 1991 Trak 10-K.

                10.49 Lease agreement dated March 23, 1990 between Combined Properties/Silver Hill Limited Partnership and Trak Corporation and Termination Agreement dated April 13, 1990 between Combined Properties/Silver Hill Limited Partnership and Trak Corporation re: Silver Hill (619), herein incorporated by reference to Exhibit 10(jjjjj) Fiscal 1991 Trak 10-K.

                10.50 Lease agreement dated November 6, 1990 between Haft/Equities-Bladen Limited Partnership and Trak Corporation and Lease Termination Agreement dated November 6, 1990 between Haft/Equities-Bladen Limited Partnership and Trak Corporation re: Bladen Plaza (662), herein incorporated by reference to Exhibit 10(kkkkk) Fiscal 1991 Trak 10-K (incorporated by reference to Dart Fiscal Year 1991 10-K).

                10.51 Lease agreement dated July 19, 1990 between Combined Properties/4600 Forbes Limited Partnership and Shoppers Food Warehouse Corp. (incorporated by reference to Dart Fiscal Year 1991 10-K).

                10.52 Lease Agreement dated December 27, 1982 between Combined Properties Limited Partnership and Jumbo Food Stores VA, Inc., Amendment dated September 8, 1988 and Amendment dated September 25, 1990 re:
Fair City Mall (incorporated by reference to Dart Fiscal Year 1991 10-K).

                10.53 Lease Agreement dated June 28, 1983 between Combined Properties Limited Partnership and Jumbo Food Stores VA, Inc., Amendment dated September 8, 1988, Amendment May 10, 1990 and Amendment dated September 25, 1990 re: Rolling Valley Mall (incorporated by reference to Dart Fiscal Year 1991 10-K).

                10.54 Lease Agreement dated September 11, 1987 between Combined Properties Limited Partnership and Jumbo Food Stores Md., Inc., Amendment dated September 25, 1990 re: Maryland City Plaza (incorporated by reference to Dart Fiscal Year 1991 10-K).

                10.55 Lease Agreement dated July 7, 1989 between Combined Properties/Silver Hill Limited Partnership and Jumbo Food Stores Md., Inc., Amendment dated May 10, 1990 and Amendment dated September 25, 1990 re: Silver Hill Plaza (incorporated by reference to Dart Fiscal Year 1992 10-K).

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued)


                10.56 Lease agreement dated June 21, 1988 between Combined Properties Limited Partnership and Jumbo Food Stores Md., Inc., First Amendment dated July 7, 1989, Second Amendment dated September 25, 1990, re: Enterprise Plaza (incorporated by reference to Dart Fiscal Year 1992 10-K).

                10.57 Letter of Agreement dated February 27, 1992 between Dart Group Corporation and Shoppers Food Warehouse Corp., re: Whse 3, Pennsy Drive (incorporated by reference to Dart Fiscal Year 1992 10-K).

                10.58 Lease agreement dated December 23, 1991 between Combined Properties Limited Partnership and Trak Corporation, re: Manaport Plaza (607), herein incorporated by reference to Exhibit 10(lllll) Trak Auto Corporation Fiscal Year 1992 Form 10-K No. 0-12202 ("Fiscal 1992 Trak 10-K").

                10.59 Amendment of lease dated December 24, 1991 between Haft/Equities-Bladen Limited Partnership and Trak Corporation, re: Bladen Plaza (662), herein incorporated by reference to Exhibit 10(mmmmm) filed with Fiscal 1992 Trak 10-K.

                10.60 Sublease agreement dated February 19, 1992 between Crown Books Corporation and Trak Corporation, re: Vienna (616), herein incorporated by reference to Exhibit 10 (nnnn) filed with Fiscal 1992 Trak 10-K

                10.61 Sublease agreement dated February 12, 1992 between Crown Books Corporation and Trak Corporation, re: McLean Shopping Center (627), herein incorporated by reference to Exhibit 10(ooooo) filed with Fiscal 1992 Trak 10-K.

                10.62 Sublease agreement dated April 20, 1992 between Dart Group Corporation and Trak Corporation, re: Whse 3 Pennsy Drive, herein incorporated by reference to Exhibit 10(ppppp) filed with Fiscal 1992 Trak 10-K.

                10.63 Lease agreement dated May 8, 1991 between Combined Properties Limited Partnership and Crown Books Corporation, re: Montgomery Village (827), herein incorporated by reference to Exhibit 10(qqqqq) filed with Crown Books Corporation Fiscal Year 1992 Form 10-K No. 0-11457.

                10.64 Dart Group Corporation 1992 Stock Option Plan incorporated herein by reference to Dart 1993 S-8 file No. 33-57010.

                10.65 Amendment of lease dated December 11, 1992 between Combined Properties Limited Partnership and Super Trak Corporation re: Oxon Hill (606), herein incorporated by reference to Exhibit 10(qqqqq) filed with Trak Auto Corporation Fiscal Year 1993 Form 10-K No. 0-12202 ("Fiscal 1993 Trak 10-K").

                10.66 Amendment of lease dated December 1, 1992 between Haft/Equities-Bladen Limited Partnership and Super Trak Corporation re: Bladen Plaza (662), herein incorporated by reference to Exhibit 10(rrrrr) filed with Fiscal 1993 Trak 10-K.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued)


                10.67 Amendment of lease dated January 8, 1993 between Retail Lease Acquisition Limited Partnership and Trak Corporation re: Chantilly Plaza (609), herein incorporated by reference to Exhibit 10(sssss) filed with Fiscal 1993 Trak 10-K.

                10.68 Amendment of lease dated December 1, 1992 between Combined Properties/Montebello Limited Partnership and Super Trak re:
Montebello (520), herein incorporated by reference to Exhibit 10(uuuuu) filed with Fiscal 1993 Trak 10-K.

                10.69 Third Amendment dated June 4, 1992 and Fourth Amendment dated June 15, 1992 to the Lease agreement between Combined Properties Limited Partnership and Crown Books Corporation re: Greenbriar Town Center (104), herein incorporated by reference to Exhibit 10(sssss) filed with Crown Books Corporation Fiscal Year 1992 Form 10-K No. 0-11457 ("Fiscal 1993 Crown 10-K").

                10.70 Third Amendment dated June 17, 1992 to the Lease agreement between Combined Properties Limited Partnership and Jumbo Food Stores MD., Inc., Re: Enterprise Plaza (incorporated by reference to Dart Fiscal Year 1993 10-K).

                10.71 Lease agreement dated January 21, 1993 between CM/CP Bull Run Joint Venture and Shoppers Food Warehouse VA Corporation Re: Festival at Bull Run (incorporated by reference to Dart Fiscal Year 1993 10-K).

                10.72 Lease agreement dated November 1, 1990 between Penn Daw Associates Limited Partnership (A Haft Controlled Entity) and Shoppers Food Warehouse VA Corporation, the First Amendment dated February 13, 1991 Re: Penn Daw Shopping Center (incorporated by reference to Dart Fiscal Year 1993 10-K).

                10.73 Amendment of lease dated February 4, 1993 between Retail Lease Acquisition Limited Partnership and Super trak re: College Plaza
(610), herein incorporated by reference to Exhibit 10 (wwwww) filed with Trak Auto Corporation Fiscal Year 1994 Form 10-K No 0-12202 ("Fiscal 1994 Trak 10-K").

                10.74 Amendment of lease dated September 13, 1993 between Combined Properties Limited Partnership and Super Trak re: Fair City Mall
(605), herein incorporated by reference to Exhibit 10(xxxxx) filed with Fiscal 1994 Trak 10-K.

                10.75 Amendment of lease dated September 13, 1993 between Combined Properties Limited Partnership and Super Trak re: Maryland City (623), herein incorporated by reference to Exhibit 10(yyyyy) filed with Fiscal 1994 Trak 10-K.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued)


                10.76 Second Amendment of lease dated March 31, 1994 between Combined Properties Limited Partnership and Super Trak Corporation re: Oxon Hill (606), herein incorporated by reference to Exhibit 10 (zzzzz) filed with Fiscal 1994 Trak 10-K.

                10.77 Lease Amendment dated November 22, 1993 between Combined Properties Limited Partnership and Super Trak Corporation re: Landmark
(658), herein incorporated by reference to Exhibit 10(A) filed with Fiscal 1994 Trak 10-K.

                10.78 Second Amendment of Lease dated August 19, 1993 and Third Amendment of lease dated August 30, 1993 between Combined Properties Limited Partnership and Super Crown Books Corporation re: Landmark (165), herein incorporated by reference to Exhibit 10(wwwww) filed with Crown Books Corporation Fiscal Year 1994 Form 10-K No. 0-11457 ("Fiscal 1994 Crown 10-K").

                10.79 Lease Agreement dated August 19, 1993 between Retail Lease acquisition Limited Partnership and Super Crown Books Corporation re:
White Flint Plaza (132), herein incorporated by reference to Fiscal 1994 Crown 10-K.

                10.80 Employment Agreement dated August 1, 1993, between Ronald S. Haft and Dart Group Corporation (incorporated by reference to Dart Fiscal Year 1994 Form 10-K).

                10.81 Lease Agreement dated April 2, 1991 between Combined Properties/Greenbriar Limited Partnership and Total Beverage Corp. First Amendment dated February 15, 1993 between Combined Properties/Greenbriar Limited Partnership and Total Beverage VA Corp. Second amendment dated September 29, 1993 between Combined Properties/Greenbriar Limited Partnership and Total Beverage G.B., Inc. re: Chantilly (201) (incorporated by reference to Dart Fiscal Year 1994 Form 10-K).

                10.82 Agreement dated August 16, 1993 between Combined Properties Limited Partnership and Total Beverage Corp. and First Amendment of Lease dated February 24, 1994 re: Landmark (203) (incorporated by reference to Dart Fiscal Year 1994 Form 10-K).

                10.83 Lease Agreement dated August 16, 1993 between CM/CP Bull Run Joint Venture and Total Beverage Corp. and First Amendment dated February 7, 1994 re: Bull Run Plaza (202) (incorporated by reference to Dart Fiscal Year 1994 Form 10-K).

                10.84 Loan Agreement dated May 21, 1993 between Cabot-Morgan Real Estate Company and CM/CP Bull Run Joint Venture (incorporated by reference to Dart Fiscal Year 1994 Form 10-K).

                10.85 Trak Auto 1993 Stock Option Plan, herein incorporated by reference to Exhibit 10(vvvvv) filed with Fiscal 1994 10-K .

                10.86 Crown Books 1993 Stock Option Plan, herein incorporated by reference to Exhibit 10(yyyyy) filed with Fiscal 1994 Crown 10-K.

                10.87 Lease agreement dated June 8, 1993 between Combined Properties/Greenbriar Office Limited Partnership and Total Beverage Total Beverage Corp. (incorporated by reference to Dart Fiscal Year 1994 Form 10-K).

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued)

                10.88 Consulting Agreement dated October 1, 1994 between RPF Inc. and Dart Group Corporation relating to the appointment of Robert A. Marmon, as Treasurer and Chief Financial Officer of Dart Group and its subsidiaries (excluding Shoppers Food Warehouse Corp.), Chief Financial Officer of Crown Books Corporation and its subsidiaries and Principal Financial Officer of Trak Auto Corporation, herein incorporated by reference to Exhibit 10(mmmmm) filed with Dart Group Corporation Form 10-Q filed December 15, 1994.

                10.89 Amendment of lease dated June 30, 1994 between Combined Properties Limited Partnership and Super Trak Corporation re: Bradlick
(629), herein incorporated by reference to Exhibit 10.45 filed with Trak Auto Corporation Fiscal Year 1995 Form 10-K No. 0-12202 ("Fiscal 1995 Trak 10-K").

                10.90 Employment Agreement between R. Keith Green and Trak Auto Corporation dated January 25, 1995, herein incorporated by reference to
Exhibit 10.46 to Fiscal 1995 Trak 10-K.

                10.91 Tax Allocation Agreement dated December 27, 1994 between Dart Group Corporation and Trak Auto Corporation, herein incorporated by reference to Exhibit 10.47 to Fiscal 1995 Trak 10-K.

                10.92 Loan Agreement dated February 6, 1995 between Dart Group Corporation and Trak Auto Corporation, herein incorporated by reference to Exhibit 99(a)(16) to Amendment No. 2 to Trak Auto Corporation Statement on
Schedule 13E-4/A, Commission File No. 5-34497, filed with the Commission on February 6, 1995.

                10.93 Employment Agreement between E. Steve Stevens and Crown Books Corporation dated January 25, 1995, herein incorporated by reference to Exhibit 10.28 filed with Crown Books Corporation Fiscal year 1995 Form 10-K No. 0-11457.

                10.94 Employment Agreement between Dennis N. Weiss and Dart Group Corporation dated January 25, 1995.

                10.95 Amendment to Consulting Agreement dated March 20, 1995 between RPF, Inc. and Dart Group Corporation.

                10.96 Form of Indemnification Agreement dated as of September 21, 1994 by and between Dart Group Corporation and each of Ronald S. Haft, Herbert H. Haft, Douglas M. Bregman, Bonita Wilson, H. Ridgley Bullock and Larry G. Shafran.

                10.97 Standstill Agreement executed on behalf of the Corporation and Ronald S. Haft and ordered on September 14, 1994 by the Court in Ronald S. Haft v. Dart Group Corporation, Del Ch. 13736 (filed September 12,
1994) (incorporated by reference to Exhibit 99(b) to the Current Report of the Corporation on Form 8-K of September 6, 1994 and filed on September 16, 1994).

                11       Statement on Computation of Per Share Earnings.

                21       Subsidiaries of the Corporation.

                23       Consent of Independent Public Accountants.

                27       Financial Statement Schedules

Note: Dart Drug Corporation changed its name to Dart Group Corporation on July 3, 1984.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued)


          (b)   Reports on Form 8-K

                 During the fourth quarter of fiscal year end January 31, 1995, the Corporation filed four Current Reports on Form 8-K.

          1. The Corporation filed a Current Report on Form 8-K on November 16, 1994 reporting that the Court of Chancery of the State of Delaware entered a Memorandum Opinion denying plaintiff Ronald
                 S. Haft's motion for a summary judgement in Ronald S. Haft v. Dart Group Corporation, Del. Ch. C.A. No. 13736 (filed September 12, 1994).

          2. The Corporation filed a Current Report on Form 8-K on December 22, 1994 reporting the death of H. Ridgely Bullock, Chairman of the Corporation's Executive Committee.

          3. The Corporation filed a Current Report on Form 8-K on January 3, 1995 reporting Ronald S. Haft's proposed settlement of his pending lawsuit against the Corporation and the Corporation's rejection of that settlement.

          4. The Corporation filed a Current Report on Form 8-K on January 10, 1995 reporting; first, that plaintiffs in the shareholder derivative action, Alan R. Kahn and The Tudor Trust v. Herbert
                 H. Haft, et al., C.A. No. 13154 (Del. Ch.), filed a motion for the appointment of a temporary custodian to manage the affairs of the Corporation or a receiver to sell it or oversee a recapitalization thereof and the Corporation's opposition thereto; second, that Larry G. Schafran had been elected Chairman of the Corporation's Executive Committee.

      Since the year ended January 31, 1995, the Corporation has also filed the following two Current Reports on Form 8-K.

          1. The Corporation filed a Current Report on Form 8-K on March 1, 1995, reporting the February 22, 1995, opinion of the Federal District Court in Robert M. Haft v. Dart Group Corporation, et al., D. Del. Civil Action No. 93-384-SLR.

          2. The Corporation filed a Current Report on Form 8-K on March 13, 1995, reporting (1) the response of the Executive Committee to the settlement agreement proposed by Ronald S. Haft and defendants-intervenors Alan R. Kahn and the Tudor Trust in Ronald S. Haft v. Dart Group Corporation, Del. Ch., C.A. No. 13736; and (2) the defendants-intervenors' withdrawal from such proposed settlement on March 10, 1995.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES


TO DART GROUP CORPORATION:

      We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Dart Group Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated April 27, 1995. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index (Item 14A2)is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                                      ARTHUR ANDERSEN LLP


Washington, D.C.
April 27, 1995.

                                                                Schedule II

                     Dart Group Corporation and Subsidiaries

                        Valuation and Qualifying Accounts





                                    Additions
                            ------------------------
                 Balance                  Charged     Amounts      Balance
                 Beginning   Charged to  to  Other    Paid or     at end of
Description       of Period   Expense   Accounts (1)  Reversed(2)  Period
- -----------      ---------- ----------- ------------  ----------- ---------


                             As of January 31, 1995
                             ----------------------
Reserve for
  closed facil-
  ities and re-
  structuring
  charges       $31,395,000 $46,040,000      -       $5,928,000 $71,507,000
Obsolete
  inventory         310,000       -          -           95,000     215,000
LIFO reserve      7,187,000     350,000      -        1,667,000   5,870,000

                             As of January 31, 1994
                             ----------------------
Reserve for
  closed facil-
  ities and re-
  structuring
  charges       $28,887,000 $ 5,626,000      -       $3,118,000 $31,395,000
Obsolete
  inventory         854,000       -          -          544,000     310,000
LIFO reserve      6,453,000     734,000      -            -       7,187,000

                             As of January 31, 1993
                             ----------------------

Reserve for
  closed facil-
  ities and
  restructuring
  charges        $7,835,000 $15,382,000 $8,400,000   $2,730,000 $28,887,000
Obsolete
  inventory       1,134,000     550,000      -          830,000     854,000
LIFO Reserve      5,890,000     563,000      -            -       6,453,000


(1) The 1993 addition was provided by the utilization of reserves related to the sale of the drug store division in 1985.
(2) The 1995 reduction includes the deconsolidation of Shoppers Food Warehouse Corp.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DART GROUP CORPORATION


Date:   May 1, 1995               By:   Herbert H. Haft
     ---------------------------        ----------------------------------
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


Date:   May 1, 1995                     Herbert H. Haft
     ---------------------------        ----------------------------------
                                        Herbert H. Haft
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer


Date:   May 1, 1995                     Ronald S. Haft
     ---------------------------        ----------------------------------
                                        Ronald S. Haft
                                        President, Chief Operating Officer
                                        and Director


Date:   May 1, 1995                     Bonita Wilson
     ---------------------------        ----------------------------------
                                        Bonita Wilson
                                        Director


Date:   May 1, 1995                     Douglas Bregman
     ---------------------------        ----------------------------------
                                        Douglas Bregman
                                        Director


Date:   May 1, 1995                     Larry G. Schafran
     ---------------------------        ----------------------------------
                                        Larry G. Schafran
                                        Director


Date:   May 1, 1995                     Robert A. Marmon
     ---------------------------        ----------------------------------
                                        Robert A. Marmon
                                        Chief Financial Officer

                    DART GROUP CORPORATION AND SUBSIDIARIES

Exhibit Number                     Exhibit Index                   Page Number
- --------------                     -------------                   -----------


10.94 Employment Agreement dated January 25, 1995, between Dennis N. Weiss and Dart Group
                          Corporation.

10.95                     Amendment to Consulting Agreement dated
                          March 20, 1995 between RPF, Inc. and
                          Dart Group Corporation.

10.96 Form of Indemnification Agreement dated as of September 21, 1994 by and between Dart Group
                          Corporation and each of Ronald S. Haft,
                          Herbert H. Haft, Douglas M. Bregman, Bonita
                          Wilson, H. Ridgley Bullock and Larry G. Shafran.

11                        Statement on Computation of Per Share
                          Earnings.

21                        Subsidiaries of Dart Group Corporation.

23                        Consent of Independent Public Accountants.

27                        Financial Statement Schedules