Form 10-Q
period 1995-04-30
DART GROUP CORP
filed 1995-06-14
CIK 26938

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-Q
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 30, 1995
                                                        ----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
    ___________

Commission file number 0-1946
                       ------

                             DART GROUP CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           53-0242973
 -------------------------------                    ----------------------------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                 3300 75th Avenue, Landover, Maryland,   20785
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
Yes   x    No
    -----     -----

At June 13, 1995, the registrant had 1,458,338 shares outstanding of Class A Common Stock, $1.00 par value per share, and 302,952 shares outstanding of Class B Common Stock, $1.00 par value per share. The Class B Stock is the only voting stock and is not publicly traded.


                               Page 1 of 21 pages

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

    Certain consolidated financial statements included herein have been prepared by Dart Group Corporation (the "Corporation"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Corporation believes that the disclosures are adequate to make the information presented not misleading.

    It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's report on Form 10-K for the fiscal year ended January 31, 1995.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                                    Three Months Ended
                                                         April 30,
                                               ---------------------------
                                                   1995           1994
                                               ------------   ------------
Sales                                          $145,381,000   $354,217,000
Income from bankers' acceptances                      -            409,000
Real estate revenue                               4,840,000      4,673,000
Other interest and other income                   2,609,000      2,262,000
                                               ------------   ------------
                                                152,830,000    361,561,000
                                               ------------   ------------

Expenses:
  Cost of sales, store occupancy and
    warehousing                                 112,895,000    287,275,000
  Selling and administrative                     32,455,000     58,597,000
  Depreciation and amortization                   3,991,000      6,854,000
  Interest                                        3,957,000      3,180,000
                                               ------------   ------------
                                                153,298,000    355,906,000
                                               ------------   ------------
Income (loss) before income taxes, equity
  in affiliate and minority interests              (468,000)     5,655,000
Income taxes                                        448,000      2,678,000
                                               ------------   ------------
Income (loss) before equity in affiliate
  and minority interests                           (916,000)     2,977,000
Equity in affiliate                               2,151,000          -
Minority interests in income of
  consolidated subsidiaries and
  partnerships                                     (322,000)    (1,880,000)
                                               ------------   ------------
Net income                                     $    913,000   $  1,097,000
                                               ============   ============

Net income per share                           $        .31   $        .52
                                               ============   ============


Weighted average shares outstanding               1,889,000      1,875,000
                                               ============   ============


Dividends per share of Class A Common Stock    $       .033   $       .033
                                               ============   ============


The accompanying notes are an integral part of these statements.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                               (Unaudited)     (Audited)
                                                 April 30,     January 31,
                                                   1995           1995
                                               ------------   ------------
Current Assets:
  Cash                                         $ 17,003,000   $ 17,984,000
  Short-term instruments, including
    $26,269,000 and $44,346,000 held
    by majority owned subsidiaries at
    April 30, 1995 and January 31, 1995,
    respectively                                 76,990,000     84,390,000
  Marketable debt securities                     73,387,000     89,330,000
  Accounts receivable                             9,519,000     10,108,000
  Merchandise inventories                       200,623,000    195,675,000
  Deferred income tax benefit                    17,900,000     17,799,000
  Other current assets                            1,660,000      1,988,000
                                               ------------   ------------
    Total Current Assets                        397,082,000    417,274,000
                                               ------------   ------------

Property and Equipment, at cost:
  Furniture, fixtures and equipment              80,820,000     76,713,000
  Buildings and leasehold improvements          165,451,000    165,017,000
  Land                                           33,396,000     33,396,000
  Property under capital leases                  27,129,000     27,129,000
                                               ------------   ------------
                                                306,796,000    302,255,000
Accumulated Depreciation and
  Amortization                                   80,472,000     76,451,000
                                               ------------   ------------
                                                226,324,000    225,804,000
                                               ------------   ------------

Other Assets                                      8,697,000      8,643,000
                                               ------------   ------------

Share of Equity in Shoppers Food
  Warehouse Corporation                          43,134,000     40,983,000
                                               ------------   ------------

Excess of Purchase Price Over Net Assets
  Acquired net of accumulated
  amortization of $32,000                         1,863,000          -
                                               ------------   ------------

Deferred Income Tax Benefit                      11,669,000     13,785,000
                                               ------------   ------------

Total Assets                                   $688,769,000   $706,489,000
                                               ============   ============


The accompanying notes are an integral part of these balance sheets.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               (Unaudited)    (Audited)
                                                 April 30,    January 31,
                                                   1995          1995
                                               ------------  ------------
Current Liabilities:
  Current portion of mortgages payable         $  1,958,000  $  1,981,000
  Accounts payable, trade                       104,645,000   106,292,000
  Income taxes payable                            2,326,000     7,148,000
  Accrued salaries and employee benefits         16,775,000    18,837,000
  Accrued taxes other than income taxes           8,714,000     9,475,000
  Accrued judgement in favor of
    Robert M. Haft                               33,059,000    32,199,000
  Current portion of reserve for closed
    facilities and restructuring                 10,558,000    10,427,000
  Other accrued liabilities                      45,952,000    50,132,000
  Current portion of obligations under
    capital leases                                  275,000       368,000
                                               ------------  ------------
    Total Current Liabilities                   224,262,000   236,859,000
                                               ------------  ------------

Mortgages Payable                                79,319,000    79,620,000
                                               ------------  ------------
Obligations Under Capital Leases                 29,890,000    29,792,000
                                               ------------  ------------
Reserve for Closed Facilities and
  Restructuring                                  59,183,000    61,005,000
                                               ------------  ------------

Commitments and Contingencies

Minority Interests                               95,358,000    99,850,000
                                               ------------  ------------

Stockholders' Equity
  Class A common stock, non-voting,
    par value $1.00 per share; 3,000,000
    shares authorized; 1,660,678 shares
    issued                                        1,661,000     1,661,000
  Class B common stock, voting par value
    $1.00 per share; 500,000 shares
    authorized; 302,952 shares issued and
    outstanding                                     303,000       303,000
  Paid-in capital                                65,378,000    65,384,000
  Unrealized losses on short-term
    investments                                    (488,000)   (1,024,000)
  Retained earnings                             135,652,000   134,788,000

                    DART GROUP CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               (Unaudited)    (Audited)
                                                 April 30,    January 31,
                                                   1995          1995
                                               ------------  ------------
  Treasury Stock, 202,340 shares of Class
    A common stock, at cost                      (1,749,000)   (1,749,000)
                                               ------------  ------------
    Total Stockholders' Equity                  200,757,000   199,363,000
                                               ------------  ------------

Total Liabilities and Stockholders' Equity     $688,769,000  $706,489,000
                                               ============  ============




The accompanying notes are an integral part of these balance sheets.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                   Three Months Ended
                                                        April 30,
                                               --------------------------
                                                   1995          1994
                                               ------------  ------------
Cash Flows from Operating Activities:
  Net income                                   $    913,000  $  1,097,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                 3,991,000     6,854,000
    Provision for closed facilities                 450,000         -
    Equity in affiliate                          (2,151,000)        -
    Change in assets and liabilities:
      Accounts receivable, trade                   (413,000)    3,897,000
      Accounts receivable, other                    633,000       482,000
      Merchandise inventories                    (4,948,000)  (17,123,000)
      Other current assets                          328,000       401,000
      Deferred income tax benefits                1,717,000      (884,000)
      Other assets                                  (21,000)     (234,000)
      Accounts payable, trade                    (1,647,000)   (6,578,000)
      Income taxes payable                       (4,822,000)      854,000
      Accrued salaries and
        employee benefits                        (1,202,000)      132,000
      Accrued taxes other than
        income taxes                               (761,000)   (1,274,000)
      Other accrued liabilities                  (4,088,000)   (2,642,000)
      Deferred income                                 -             5,000
      Reserve for closed facilities              (2,112,000)     (618,000)
      Minority interest                             495,000     1,880,000
                                               ------------  ------------
        Net cash used for
          operating activities                 $(13,638,000) $(13,751,000)
                                               ------------  ------------

Cash Flows from Securities and Capital
Investment Activities:
  Capital expenditures                         $ (4,541,000) $ (5,771,000)
  Acquisition of Treasury Shares by
    subsidiary                                   (6,882,000)        -
  Maturities of bankers' acceptances                  -        77,525,000
  Purchase of bankers' acceptances                    -       (28,198,000)
  Dispositions of United States
    Treasury Bills                                    -         4,226,000

                    DART GROUP CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

                                                  Three Months Ended
                                                       April 30,
                                              ---------------------------
                                                  1995          1994
                                              -------------  ------------
  Purchase of United States Treasury
    Bills                                       (7,914,000)   (50,783,000)
  Maturities of United States Treasury
    Bills                                       22,810,000      1,189,000
  Purchases of marketable debt
    securities                                       -        (86,510,000)
  Dispositions of marketable debt
    securities                                      50,000     68,930,000
  Maturities of marketable debt
    securities                                   2,200,000      2,985,000
                                              ------------   ------------
  Net cash provided (used) for securities
    and capital investment activities         $  5,723,000   $(16,407,000)
                                              ------------   ------------

Cash Flows from Financing Activities:
  Cash dividends                              $   (49,000)   $    (48,000)
  Stock options exercised                           -              10,000
  Distributions paid to minority
    partners                                        -          (1,856,000)
  Principal payments under mortgage
    obligations                                   (324,000)      (251,000)
  Principal payments under capital
    lease obligations                              (93,000)       (86,000)
                                              ------------   ------------
      Net cash used for financing
        activities                            $  ( 466,000)  $ (2,231,000)
                                              ------------   ------------

Net Decrease in Cash and Cash
  Equivalents                                 $ (8,381,000)  $(32,389,000)
Cash and Cash Equivalents at
  Beginning of Year                            102,374,000    156,233,000
                                              ------------   ------------
Cash and Cash Equivalents at
  End of Period                               $ 93,993,000   $123,844,000
                                              ============   ============


Supplemental Disclosures of Cash Flow Information:

Cash paid during the quarter for:
  Interest                                    $  3,058,000   $  3,390,000
  Income taxes                                   3,625,000      2,302,000

                    DART GROUP CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

                                                   Three Months Ended
                                                        April 30,
                                               --------------------------
                                                   1995          1994
                                               ------------  ------------
Reconciliation of Cash and Cash Equivalents
  to Balance Sheet Captions:
  Cash                                        $ 17,003,000   $ 17,819,000
  Short-term investments                        76,990,000    106,025,000
                                              ------------   ------------
                                              $ 93,993,000   $123,844,000
                                              ============   ============


The accompanying notes are an integral part of these statements.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            APRIL 30, 1995 AND 1994
                                  (Unaudited)


(1)  General:

    The accompanying consolidated financial statements reflect the accounts of Dart Group Corporation (the "Corporation") and its direct and indirect wholly-owned and majority-owned subsidiaries and majority-owned partnerships, including Trak Auto Corporation ("Trak Auto"), Crown Books Corporation ("Crown Books"), Total Beverage Corporation ("Total Beverage"), Cabot-Morgan Real Estate Company ("CMREC"), and Dart Group Financial Corporation ("Dart Financial"). The accounts of Shoppers Food Warehouse Corp. ("Shoppers Food") are consolidated with the Corporation's financial statements through May 28, 1994, but not thereafter, as a result of a reduction of the Corporation's ownership to 50%. The Corporation's investment in Shoppers Food is reflected in the financial statements using the equity method of accounting for periods subsequent to May 28, 1994. The Corporation, Trak Auto, Crown Books, Shoppers Food (for periods through May 28, 1994), Total Beverage, CMREC and Dart Financial and the Corporation's other direct and indirect wholly-owned and majority-owned subsidiaries and majority-owned partnerships are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The unaudited statements as of April 30, 1995 and 1994 reflect, in the opinion of management, all adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position as of April 30, 1995 and 1994 and the results of operations and cash flows for the periods indicated.

    The results of operations for the three months ended April 30, 1995 are not necessarily indicative of the results to be achieved for the full fiscal year.

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

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            APRIL 30, 1995 AND 1994
                                  (Unaudited)


(3)  Short-term Instruments and Marketable Debt Securities:

    At April 30, 1995, the Company's short-term instruments included United States Treasury Bills and money market funds. Marketable debt securities included United States Treasury Notes, corporate notes, municipal securities and United States Agency Securities Acceptances.

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, effective February 1, 1994.

    Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At April 30, 1995, market value of short-term instruments and marketable debt securities was $488,000 less than cost (adjusted for income taxes). At April 30, 1995, the Company had no investments that qualified as trading or held to maturity.

    The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on the specific identification method.

(4)  Interim Inventory Estimates:

    Trak Auto inventories are priced at the lower of last-in, first-out ("LIFO") cost or market. At April 30, 1995 and January 31, 1995, Trak Auto inventories determined on a lower of first-in, first-out ("FIFO") cost or market basis would have been greater by $6,141,000 and $5,870,000, respectively. Crown Books' and Total Beverage's inventories are priced at the lower of FIFO cost or market.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            APRIL 30,1995 AND 1994
                                  (Unaudited)


(4)  Interim Inventory Estimates (Continued):

    Trak Auto, Crown Books and Total Beverage take a physical count of their store and warehouse inventories semi-annually. Complete physical inventories were not taken for the quarter ended April 30, 1995. The Company uses a gross profit method combined with available perpetual inventory information to determine Trak Auto's, Crown Books', and Total Beverage's inventories for quarters when complete physical counts are not taken.

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

    The Corporation is party to a revolving credit agreement, together with Trak Auto and Crown Books, for a $6 million revolving line of credit. The $6 million is an aggregate amount and not specifically allocated to any of the parties. The line is intended to be used for the issuance of standby and trade letters of credit. This line of credit expires July 1, 1995.

    At April 30, 1995, there had been no borrowings under these credit agreements.

(6)  Minority Interests:

    The $95,358,000 of minority interests reflected in the Consolidated
Balance Sheet as of April 30, 1995 represents the minority portion of real estate partnership equity owned by Haft family partnerships (CMREC owns the majority interest in these partnerships) and the portion of Trak Auto and Crown Books equity owned by the public shareholders of Trak Auto and Crown Books. Income attributed to the minority shareholders of Trak Auto was $370,000 and $874,000 for the three months ended April 30, 1995 and 1994, respectively. Income (loss) attributed to the minority shareholders of Crown Books was $(187,000) and $202,000 for the three months ended April 30,

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           APRIL 30, 1995 AND 1994
                                  (Unaudited)


(6)  Minority Interests (Continued):

1995 and 1994, respectively. Income attributed to the minority ownership of Shoppers Food was $747,000 for the three months ended April 30, 1994 (no income for Shoppers Food was attributed to minority interest for periods after May 28,
1994). Income attributed to the minority ownership of the real estate partnerships was $139,000 and $57,000 for the three months ended April 30, 1995 and 1994, respectively.

(7)  Tender Offer:

    On December 21, 1994, Trak Auto offered to buy back from its shareholders approximately 24% of its outstanding common stock, or 1,500,000 shares, at a price of $17.50 per share. On February 6, 1995, Trak Auto amended the offer by increasing the purchase price to $20.50 per share, and made certain other changes. When the offer expired on February 28, 1995, Trak Auto had repurchased approximately 310,000 shares for a total consideration of $6,363,000 plus expenses of approximately $520,000.

    As a result of the repurchase, the Corporation's interest in Trak Auto increased to 68.3%. The repurchase has been accounted for as a step acquisition, minority interest decreased approximately $4,900,000 with a related increase in goodwill of $1,895,000, which is being amortized over ten years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

    Cash, including short-term instruments and U.S. government and other securities, is the Company's primary source of liquidity. Cash, including short-term instruments and U.S. government and other marketable debt securities decreased by $24,324,000 to $167,380,000 at April 30, 1995 from $191,704,000 at
January 31, 1995. This decrease was primarily due to Trak Auto's repurchase of approximately 310,000 shares of its outstanding Common Stock, capital expenditures and operating activities.

    For the quarter ended April 30, 1995, the Company realized a pre-tax yield of approximately 5.7% on United States Treasury Bills and approximately 6.3% on the marketable debt securities.

    Operating activities used $13,638,000 of the Company's funds for the three months ended April 30, 1995 compared to $13,751,000 of the Company's funds for the same period one year ago. The primary use of cash for the three months ended April 30, 1995 was for payments for Trak Auto's increased merchandise inventory levels and Crown Books' payments for income taxes and expense liabilities outstanding at January 31, 1995.

    Investing activities provided $5,723,000 to the Company for the three months ended April 30, 1995, compared to using $16,407,000 for the same period last year. The primary source of funds was due primarily to maturity of United States Treasury Bills and was partially offset by Trak Auto's repurchase of its outstanding common stock.

    The Company used $466,000 and $2,231,000 for net financing activities for the three months ended April 30, 1995 and 1994, respectively. The primary use of funds during the three months ended April 30, 1995 was for principal payments under capital lease and mortgage obligations.

    The Corporation, together with Crown Books and Trak Auto, has a
$6,000,000 revolving credit facility agreement. As of April 30, 1995 there has been no borrowing under this credit agreement (see Note 5 to the Consolidated Financial Statements).

    At April 30, 1995, Crown Books had seven signed leases for Super Crown stores and four signed amendments to existing leases for expansion to Super Crown stores. Trak Auto had nine signed leases for new Super Trak or Super Trak Warehouse stores and one signed amendment for additional space in an existing store for a Super Trak store. Total Beverage had an agreement for a new store.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations, (Continued)


Liquidity and Capital Resources (Continued)

    The Company anticipates that funds necessary to fund these capital expenditures, as well as purchase inventory for new stores, meet the Company's long-term lease obligations, and pay current liabilities will come from operations and existing current assets.

    The liquid assets maintained by the Company are intended to fund the expansion of the Company's retail business through the opening of stores in new markets, converting selected existing stores to superstores and opening additional stores in existing markets.


Results of Operations

Trak Auto

    During the thirteen weeks ended April 29, 1995, Trak Auto opened two new Super Trak stores and one new Super Trak Warehouse store, and closed 13 classic Trak stores. At April 29, 1995, Trak Auto had 272 stores, including 108 Super Trak stores and 8 Super Trak Warehouse stores.

    Sales of $79,611,000 during the thirteen weeks ended April 29, 1995 decreased by $8,776,000 or 9.9% over the same period one year ago. The decrease was primarily attributable to the mild winter in the Chicago and Washington, D.C. metropolitan areas, the continuing rains and floods in the Los Angeles area and to a net decrease in the number of stores. Sales for comparable Super Trak Stores (open more than one year) decreased 6.7% and sales for comparable classic Trak stores (open more than one year) decreased 9.0%. Sales for Super Trak stores represented 52.8% of total sales during the thirteen weeks ended April 29, 1995 compared to 36.1% for the thirteen weeks ended April 30, 1994.

    Interest and other income increased by $188,000 when compared to the prior year, largely due to an increase in the average balance in funds available for short-term investment and to higher interest rates.

    Cost of sales, store occupancy and warehousing expenses as a percentage of sales was 74.3% for the thirteen weeks ended April 29, 1995 compared to 73.2% for the same period in the prior year. The increase was primarily due to increased occupancy costs as a percentage of sales (although the dollars spent for such costs remained approximately the same) and reduced advertising credits from automotive vendors. These increases were partially

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations, (Continued)


Results of Operations, Continued

offset by increased store margins as a result of a continuing favorable change in sales mix.

    Selling and administrative expenses were 21.3% and 19.8% as a percentage of sales for the thirteen weeks ended April 29, 1995 and April 30, 1994, respectively. The increase was due primarily to increased payroll costs, as a percentage of sales (actual payroll dollars remained virtually the same as last year) and to costs associated with the continuing shareholder litigation and executive committee activity.

    Depreciation and amortization expenses decreased $280,000 for the thirteen weeks ended April 29, 1995 compared to the same period one year ago. The decrease was due to store closing and to the point-of-sale register systems being fully depreciated.

    The effective income tax rate was 36.9.% for the thirteen weeks ended April 29, 1995 compared to 36.8% for the thirteen weeks ended April 30, 1994.

Crown Books

    Sales of $61,038,000 for the thirteen weeks ended April 29, 1995 decreased by $4,604,000 or 7.0% over the same period one year ago primarily the result of closing 37 stores in January 1995. Comparable sales (sales for stores open for fifteen months) decreased 3.5% during the thirteen weeks. Sales for Super Crown Books stores represented 62.0% and 51.5% of total sales for the thirteen weeks ended April 29, 1995 and April 30, 1994, respectively. Super Crown Books stores sales of $37,855,000 increased 18.8% over the prior year and sales for comparable Super Crown Books stores decreased 2.0%. Classic Crown Books stores' sales of $23,183,000 decreased 31.4% from the prior year and sales for comparable classic Crown Books stores decreased 5.5%.

    During the thirteen weeks ended April 29, 1995, Crown Books closed three classic Crown Books stores. At April 29, 1995, Crown Books had 194 stores including 70 Super Crown Books stores.

    Interest and other income increased by $247,000 when compared to the same period one year ago. The increase was primarily due to higher interest rates on Crown Books' short-term investments.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations, (Continued)

Results of Operations, Continued

    Cost of sales, store occupancy and warehousing as a percentage of sales was 81.9% for the thirteen weeks ended April 29, 1995 compared to 82.2% for the same period last year. The decrease was primarily due to increased store margins as a result of a favorable change in sales mix and improved controls over store shrink and purchasing, and was partially offset by increased store occupancy costs.

    Selling and administrative expenses as a percentage of sales were 17.7% for the thirteen weeks ended April 29, 1995 compared to 15.6% for the same period last year. The increase was due primarily to increased payroll costs (as a percentage of sales while total payroll dollars decreased), increased insurance costs, costs associated with the executive committee and costs incurred to identify and improve Crown Books' market share.

    Depreciation expense increased $80,000 for the thirteen weeks ended April 29, 1995 compared to the same period one year ago. The increase was primarily due to increase fixed assets for new Super Crown stores, an upgrade to the point-of-sale register system and additional computer hardware at the distribution centers.

    Interest expense increased by $208,000 due to interest accrued for the Robert M. Haft judgement.

    Crown Books recorded a tax benefit of $205,000 for the thirteen weeks ended April 28, 1995, as compared to income tax expense of $244,000 for the same period one year ago. Crown Books recorded a $2,500,000, valuation allowance in fiscal year 1995 due to uncertainties relating to the timing of the reversals of certain temporary tax difference. In management's opinion no additional valuation allowance is necessary at this time.

Total Beverage

    During the three months ended April 30, 1995, Total Beverage opened a new store that returned its store count to three.

    Total Beverage sales were $4,732,000 during the three months ended April 30, 1995 compared to $5,030,000 for the same period one year ago. The decrease was due to the closure of the Bull Run Plaza store in January 1995. Comparable sales increased 2.9% during the three months ended April 30, 1995.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations, (Continued)

Results of Operations, Continued

    Cost of sales and store occupancy as a percentage of sales was 79.8% during the three months ended April 30, 1995 compared to 83.8% for the same period one year ago. The decrease was primarily due to increased margins as a result of improved controls over purchasing and pricing.

    Total Beverage recorded a net operating loss of $372,000 during the three months ended April 30, 1995 compared to a net operating loss of $679,000 during the three months ended April 30, 1994. Management of the Corporation and Total Beverage believe that the Total Beverage concept is viable and that with more stores to absorb overhead costs, Total Beverage will generate a reasonable return on investment.

Cabot-Morgan Real Estate

    Revenues from real estate properties increased by $167,000 to $4,840,000 during the quarter ended April 30, 1995 when compared to the same period one year ago. The increase was the result of higher minimum rentals at Bull Run Plaza as a result of a higher occupancy rate.

    Administrative expenses for CMREC partnerships increased $13,000 during the quarter ended April 30, 1995 compared to the quarter ended April 30, 1994 primarily due to increased repair and maintenance charges at Greenway Center.

    Depreciation expense was $1,141,000 during the quarter ended April 30, 1995 compared to $1,138,000 for the same period one year ago and interest expense increased by $13,000 to $2,075,000 during the quarter ended April 30, 1995 compared to the same period one year ago.

Dart Group and Other Corporate

    Interest and other income increased $994,000 during the quarter ended April 30, 1995 when compared to the same period in the prior year. The increase was primarily due to the Corporation's decision to invest in United States Treasury Bills as its bankers' acceptances matured during the last year.

    Administrative expenses increased $480,000 during the quarter ended April 30, 1995, primarily due to costs associated with the continuing shareholder litigation and executive committee activity.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations, (Continued)


Results of Operations, Continued

    Interest expense increased by $732,000 during the quarter ended April 30, 1995 when compared to the same period in the prior year. The increase was the result of interest accrued for the Pennsy Warehouse Lease reserve and the Robert M. Haft judgement.

    Trak Auto, Crown Books and Shoppers Food file separate income tax returns. CMREC, Total Beverage and Dart Financial are included in the Corporation's income tax returns. The Corporation's current net operating loss was not tax benefitted as a result of the complete utilization of all available carrybacks.

    As a result of the Corporation's operating loss for the three months ended April 30, 1995, a net tax operating loss carryforward of $994,000 was created. The Corporation's cumulative total net tax operating loss carryforward is $19,329,000. All net operating loss carryforwards will expire by fiscal 2011. In addition, the Corporation has an Alternative Minimum Tax credit carryforward of approximately $1,010,000. The Corporation has a deferred tax valuation allowance of $25,948,000 as of April 30, 1995. Management will continue to evaluate the need for a valuation allowance on a periodic basis.

Effect of New Financial Accounting Standard

    The Company is required to adopt Statement of Financial Account Standards No. 121, Accounting for Long Lived Assets, no later than its fiscal year ending January 31, 1997. The Company has not determined the impact of this recently issued accounting standard on the Company's consolidated financial statements.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

    There are no material legal proceedings pending against the Corporation or its subsidiaries other than such proceedings described in the Corporation's Annual Report on Form 10-K for the year ended January 31, 1995 (the "Annual Report"). There have been no material developments in any legal proceeding reported in the Annual Report.


Item 5.  Other Information

    As previously disclosed, a 1987 resolution of the Corporation's Board of Directors (the "1987 Resolution") stated that it would be appropriate for Herbert H. Haft and Robert M. Haft each to have the option to participate individually in acquisitions of other companies by the Corporation on the same terms and conditions as management of the acquired company might participate or by the purchase by each of ten percent (10%) of the Corporation's interest in the acquired company on an equivalent basis as the Corporation.

    On February 22, 1995, the United States District Court for the District of Delaware, in the case of Robert M. Haft v. Dart Group Corporation, et al. (Civil Action No. 93-384-SLR), ruled that this resolution entitled Robert M. Haft to purchase for $149,400 ten percent of the Corporation's interest in the entity that acquired the assets of Total Beverage's Chantilly, Virginia store. The ruling of the Court in this case is subject to a pending motion by the Corporation and Crown Books for a new trial and possible future appeal. In June 1995, Herbert H. Haft advised the Corporation's Board of Directors of his claim that the 1987 Resolution entitles him to a call on a 10% interest in Total Beverage Corporation. The Corporation's Executive Committee has advised Herbert H. Haft of its opposition to this claim.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits   None

         (b)  Reports on Form 8-K


    The Corporation has filed the following two Current Reports on Form 8-K during the quarter ended April 30, 1995.

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


                                          DART GROUP CORPORATION




Date      June 14, 1995             By        Herbert H. Haft
      ----------------------            -----------------------------
                                              HERBERT H. HAFT
                                           Chief Executive Officer





Date      June 14, 1995                        Robert A. Marmon
      ----------------------            -----------------------------
                                               ROBERT A. MARMON
                                          Senior Vice President and
                                           Chief Financial Officer