Form 10-Q
period 1995-07-31
DART GROUP CORP
filed 1995-09-14
CIK 26938

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 1995
                                                        -------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO
                                                        ----------    ----------
Commission file number 0-1946
                       ------

                             DART GROUP CORPORATION
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

At September 13, 1995, the registrant had 1,458,413 shares outstanding of Class A Common Stock, $1.00 par value per share, and 302,952 shares outstanding of Class B Common Stock, $1.00 par value per share. The Class B Stock is the only voting stock and is not publicly traded.


                               Page 1 of 26 pages

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

                    DART GROUP CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                     Three Months Ended July 31   Six Months Ended July 31
                     --------------------------   --------------------------
                         1995          1994           1995          1994
                     ------------  ------------   ------------  ------------
Sales                $156,777,000  $230,657,000   $302,158,000  $584,874,000
Income from bankers'
  acceptances               -            20,000          -           429,000
Real estate revenue     4,906,000     4,813,000      9,746,000     9,486,000
Other interest and
  other income          2,806,000     3,046,000      5,415,000     5,308,000
                     ------------  ------------   ------------  ------------
                      164,489,000   238,536,000    317,319,000   600,097,000
                     ------------  ------------   ------------  ------------

Expenses:
  Cost of sales,
    store occupancy
    and warehousing   120,719,000   182,572,000    233,614,000   469,847,000
  Selling and
    administrative     33,070,000    41,905,000     65,525,000   100,502,000
  Depreciation and
    amortization        4,062,000     5,543,000      8,053,000    12,397,000
  Interest              4,069,000     3,248,000      8,026,000     6,428,000
  Restructuring
    charge               (566,000)        -           (566,000)        -
                     ------------  ------------   ------------  ------------
                      161,354,000   233,268,000    314,652,000   589,174,000
                     ------------  ------------   ------------  ------------
Income before income
  taxes, equity in
  affiliate and
  minority interests    3,135,000     5,268,000      2,667,000    10,923,000
Income taxes            1,802,000     2,750,000      2,250,000     5,428,000
                     ------------  ------------   ------------  ------------
Income before equity
  in affiliate and
  minority interests    1,333,000     2,518,000        417,000     5,495,000
Equity in affiliate     1,454,000     2,172,000      3,605,000     2,172,000
Minority interests
  in income of
  consolidated
  subsidiaries and
  partnerships         (1,295,000)   (1,827,000)    (1,617,000)   (3,707,000)
                     ------------  ------------   ------------  ------------
Net income           $  1,492,000  $  2,863,000    $ 2,405,000  $  3,960,000
                     ============  ============    ===========  ============


                         (continued on following page)

                    DART GROUP CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                     Three Months Ended July 31   Six Months Ended July 31
                     --------------------------   -------------------------
                         1995          1994           1995         1994
                     ------------  ------------   ------------ ------------
Earnings per common
  share and common
  share equivalents:
    Net income       $   .66       $   1.34       $    .97     $    1.85
                     ============  ============   ============ ============

Weighted average
  common share and
  common share
  equivalents
  outstanding           1,890,000     1,856,000      1,889,000    1,868,000
                     ============  ============   ============ ============

Dividends per share
  of Class A Common
  Stock              $    .033     $    .033      $     .066   $     .066
                     ============  ============   ============ ============





The accompanying notes are an integral part of these statements.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                               (Unaudited)    (Audited)
                                                 July 31,     January 31,
                                                   1995          1995
                                               ------------  ------------
Current Assets:
  Cash                                         $ 15,652,000  $ 17,984,000
  Short-term instruments, including
    $40,585,000 and $44,346,000 held
    by majority owned subsidiaries at
    July 31, 1995 and January 31, 1995,
    respectively                                 90,497,000    84,390,000
  Marketable debt securities                     60,486,000    89,330,000
  Accounts receivable                             7,495,000    10,108,000
  Merchandise inventories                       184,525,000   195,675,000
  Deferred income tax benefit                    17,851,000    17,799,000
  Other current assets                            2,401,000     1,988,000
                                               ------------  ------------
    Total Current Assets                        378,907,000   417,274,000
                                               ------------  ------------

Property and Equipment, at cost:
  Furniture, fixtures and equipment              82,831,000    76,713,000
  Buildings and leasehold improvements          166,406,000   165,017,000
  Land                                           33,396,000    33,396,000
  Property under capital leases                  27,129,000    27,129,000
                                               ------------  ------------
                                                309,762,000   302,255,000
Accumulated Depreciation and
  Amortization                                   83,405,000    76,451,000
                                               ------------  ------------
                                                226,357,000   225,804,000
                                               ------------  ------------

Other Assets                                      8,648,000     8,643,000
                                               ------------  ------------

Share of Equity in Shoppers Food
  Warehouse Corporation                          44,581,000    40,983,000
                                               ------------  ------------

Excess of Purchase Price Over Net Assets
  Acquired net of accumulated
  amortization of $80,000                         1,830,000         -
                                               ------------  ------------

Deferred Income Tax Benefit                      10,786,000    13,785,000
                                               ------------  ------------

Total Assets                                   $671,109,000  $706,489,000
                                               ============  ============


The accompanying notes are an integral part of these balance sheets.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               (Unaudited)    (Audited)
                                                 July 31,     January 31,
                                                   1995          1995
                                               ------------  ------------
Current Liabilities:
  Current portion of mortgages payable         $  1,955,000  $  1,981,000
  Accounts payable, trade                        88,503,000   106,292,000
  Income taxes payable                            4,239,000     7,148,000
  Accrued salaries and employee benefits         17,544,000    17,934,000
  Accrued taxes other than income taxes          12,896,000     9,475,000
  Accrued judgement in favor of
    Robert M. Haft                               33,554,000    32,199,000
  Current portion of reserve for closed
    facilities and restructuring                 10,558,000    11,330,000
  Other accrued liabilities                      41,596,000    50,132,000
  Current portion of obligations under
    capital leases                                  184,000       368,000
                                               ------------  ------------
    Total Current Liabilities                   211,029,000   236,859,000
                                               ------------  ------------

Mortgages Payable                                79,042,000    79,620,000
                                               ------------  ------------
Obligations Under Capital Leases                 29,989,000    29,792,000
                                               ------------  ------------
Reserve for Closed Facilities and
  Restructuring                                  54,396,000    61,005,000
                                               ------------  ------------

Commitments and Contingencies

Minority Interests                               94,113,000    99,850,000
                                               ------------  ------------

Stockholders' Equity
  Class A common stock, non-voting,
    par value $1.00 per share; 3,000,000
    shares authorized; 1,660,678 shares
    issued                                        1,661,000     1,661,000
  Class B common stock, voting par value
    $1.00 per share; 500,000 shares
    authorized; 302,952 shares issued and
    outstanding                                     303,000       303,000
  Paid-in capital                                65,331,000    65,384,000
  Unrealized losses on short-term
    investments                                    (103,000)   (1,024,000)
  Retained earnings                             137,097,000   134,788,000

                    DART GROUP CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               (Unaudited)    (Audited)
                                                 July 31,     January 31,
                                                   1995          1995
                                               ------------  ------------
  Treasury Stock, 202,340 shares of Class
    A common stock, at cost                      (1,749,000)   (1,749,000)
                                               ------------  ------------
    Total Stockholders' Equity                  202,540,000   199,363,000
                                               ------------  ------------

Total Liabilities and Stockholders' Equity     $671,109,000  $706,489,000
                                               ============  ============




The accompanying notes are an integral part of these balance sheets.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                 Six Months Ended July 31,
                                               ----------------------------
                                                   1995           1994
                                               -------------  -------------
Cash Flows from Operating Activities:
  Net income                                   $   2,405,000  $   3,960,000
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization                  8,053,000      9,093,000
    Equity in affiliate                           (3,598,000)    (3,222,000)
    Reversal of closed stores and
      restructuring charges                       (2,709,000)       (98,000)
    Change in assets and liabilities:
      Accounts receivable                          3,239,000      4,606,000
      Merchandise inventories                     10,808,000     (2,317,000)
      Other current assets                          (413,000)     1,257,000
      Deferred tax benefits                        2,310,000       (617,000)
      Other assets                                    61,000       (224,000)
      Accounts payable, trade                    (17,789,000)   (22,428,000)
      Income taxes payable                        (2,909,000)       158,000
      Accrued salaries and employee benefits         965,000       (619,000)
      Accrued taxes other than income taxes        3,421,000     (1,078,000)
      Other accrued liabilities                   (8,346,000)   (10,999,000)
      Reserve for closed facilities               (4,432,000)    (1,569,000)
      Minority interests                           2,200,000      2,657,000
                                               -------------  -------------
        Net cash used in
          operating activities                  $ (6,734,000) $ (21,440,000)
                                                ------------  -------------

Cash Flows from Securities and Capital
  Investment Activities:
  Capital expenditures                          $ (8,490,000) $  (7,078,000)
  Decrease in cash and cash equivalents
    as a result of deconsolidation of
    Shoppers Food Warehouse Corp.                       -        (61,014,000)
  Acquisition of treasury shares by subsidiary    (6,904,000)         -
  Purchases of bankers' acceptances                     -        (28,198,000)
  Maturities of bankers' acceptances                    -         90,505,000
  Sales of United States Treasury Bills                 -         17,676,000
  Purchases of United States Treasury Bills      (17,604,000)   (100,313,000)
  Maturities of United States Treasury Bills      22,810,000      34,242,000
  Sales of marketable debt securities             20,120,000     130,805,000
  Purchases of marketable debt securities               -       (160,150,000)
  Maturities of marketable debt securities         4,450,000       2,985,000

                    DART GROUP CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

                                                 Six Months Ended July 31,
                                               ----------------------------
                                                   1995            1994
                                               -------------  -------------
 Proceeds from reverse repurchase
    agreements and unsettled trades of
    marketable debt securities                         -         17,079,000
                                               -------------  -------------
        Net cash provided by (used in)
          securities and capital
          investment activities                $  14,382,000  $ (63,461,000)
                                               -------------  -------------

Cash Flows from Financing Activities:
  Cash dividends                               $     (97,000) $     (97,000)
  Stock options exercised                              -             10,000
  Distributions paid to minority partner          (2,988,000)    (1,776,000)
  Principal payments under mortgage
    obligations                                     (604,000)      (648,000)
  Principal payments under capital
    lease obligations                               (184,000)      (173,000)
                                               -------------  -------------
      Net cash used in
        financing activities                   $  (3,873,000) $  (2,684,000)
                                               -------------  -------------

Net Increase (Decrease) in Cash and
  Equivalents                                  $   3,775,000  $ (87,585,000)
Cash and Equivalents at Beginning
  of Year                                        102,374,000    156,233,000
                                               -------------  -------------
Cash and Equivalents at End of Period          $ 106,149,000  $  68,648,000
                                               =============  =============

Supplemental Disclosures of Cash Flow
  Information:
Cash paid during the period for:
  Interest                                     $   6,071,000  $   6,428,000
  Income taxes                                     2,916,000      5,739,000

Reconciliation of Cash and Equivalents
  to Balance Sheet Captions:
  Cash                                         $  15,652,000  $  13,605,000
  Short-term investment of majority-owned
    subsidiaries utilized in their                90,497,000     55,043,000
    operating cash management                  -------------  -------------

                                               $ 106,149,000  $  68,648,000
                                               =============  =============

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             July 31, 1995 AND 1994
                                  (Unaudited)


(1)  General:

    The accompanying consolidated financial statements reflect the accounts of Dart Group Corporation (the "Corporation") and its direct and indirect wholly-owned and majority-owned subsidiaries and majority-owned partnerships, including Trak Auto Corporation ("Trak Auto"), Crown Books Corporation ("Crown Books"), Total Beverage Corporation ("Total Beverage"), Cabot-Morgan Real Estate Company ("CMREC"), and Dart Group Financial Corporation ("Dart Financial"). The accounts of Shoppers Food Warehouse Corp. ("Shoppers Food") are consolidated with the Corporation's financial statements through May 28, 1994, but not thereafter, as a result of a reduction of the Corporation's ownership to 50%. The Corporation's investment in Shoppers Food is reflected in the financial statements using the equity method of accounting for periods subsequent to May 28, 1994. The Corporation, Trak Auto, Crown Books, Shoppers Food (for periods through May 28, 1994), Total Beverage, CMREC and Dart Financial and the Corporation's other direct and indirect wholly-owned and majority-owned subsidiaries and majority-owned partnerships are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The unaudited statements as of July 31, 1995 and 1994 reflect, in the opinion of management, all adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position as of July 31, 1995 and 1994 and the results of operations and cash flows for the periods indicated.

    The results of operations for the six months ended July 31, 1995 are not necessarily indicative of the results to be achieved for the full fiscal year.

    Certain reclassifications have been made to the January 31, 1995 balance sheet in order to conform to the current period presentation.

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

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             July 31, 1995 AND 1994
                                  (Unaudited)




(3)  Short-term Instruments and Marketable Debt Securities:

    At July 31, 1995, the Company's short-term instruments included United States Treasury Bills and money market funds. Marketable debt securities included United States Treasury Notes, corporate notes, municipal securities and United States Agency Securities Acceptances.

    Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At July 31, 1995, market value of short-term instruments and marketable debt securities was $103,000 less than cost (adjusted for income taxes). At July 31, 1995, the Company had no investments that qualified as trading or held to maturity.

    The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on the specific identification method.

(4)  Interim Inventory Estimates:

    Trak Auto inventories are priced at the lower of last-in, first-out ("LIFO") cost or market. At July 31, 1995 and January 31, 1995, Trak Auto inventories determined on a lower of first-in, first-out ("FIFO") cost or market basis would have been greater by $6,216,000 and $5,870,000, respectively. Crown Books' and Total Beverage's inventories are priced at the lower of FIFO cost or market.

    Trak Auto, Crown Books and Total Beverage take a physical count of their store and warehouse inventories semi-annually. Complete physical inventories were taken for the quarter ended July 31, 1995. The Company uses a gross profit method combined with available perpetual inventory information to determine Trak Auto's, Crown Books', and Total Beverage's inventories for quarters when complete physical counts are not taken.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             July 31, 1995 AND 1994
                                  (Unaudited)


(5)  Credit Agreement:

    The Corporation has entered into a $10 million revolving credit agreement with Trak Auto. The credit agreement is intended to be used for Trak Auto's short-term working capital purposes. Any advance under this credit agreement bears interest at an annual rate equal to the prime rate as set forth in the "Money Rates" column of the Wall Street Journal, as such rate may change from time to time, plus one percent (1%). Interest shall be paid monthly in arrears and the agreement expires on May 1, 1996. At July 31, 1995, there had been no borrowings under this credit agreement.

(6)  Minority Interests:

    The $94,113,000 of minority interests reflected in the Consolidated Balance Sheet as of July 31, 1995 represents the minority portion of real estate partnership equity owned by Haft family partnerships (CMREC owns the majority interest in these partnerships) and the portion of Trak Auto and Crown Books equity owned by the public shareholders of Trak Auto and Crown Books. Income attributed to the minority shareholders of Trak Auto was $1,290,000 and $2,081,000 for the six months ended July 31, 1995 and 1994, respectively and $920,000 and $1,207,000 for the three months ended July 31, 1995 and 1994, respectively. Income (loss) attributed to the minority shareholders of Crown Books was $(65,000) and $498,000 for the six months ended July 31, 1995 and 1994, respectively and $122,000 and $296,000 for the three months ended July 31, 1995 and 1994, respectively. Income attributed to the minority ownership of Shoppers Food was $1,050,000 for the six months ended July 31, 1994 (no income for Shoppers Food was attributed to minority interest for periods after May 28,
1994). Income attributed to the minority ownership of the real estate partnerships was $392,000 and $78,000 for the six months ended July 31, 1995 and 1994, respectively and $253,000 and $21,000 for the three months under July 31, 1995 and 1994, respectively.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             July 31, 1995 AND 1994
                                  (Unaudited)



(7)  Transactions With Affiliate:

    The following information reflects the results of Shoppers Food for the six months and three months ended July 31, 1995.

                               Three months ended    Six months ended
                                 July 31, 1995         July 31, 1995
                               ------------------    ----------------
               Revenue          $      202,587,000    $    401,978,000
               Gross Profit             34,483,000          68,567,000
               Net Income       $        3,458,000    $      8,327,000

(8)  Tender Offer:

    On December 21, 1994, Trak Auto offered to buy back from its shareholders approximately 24% of its outstanding common stock, or 1,500,000 shares, at a price of $17.50 per share. On February 6, 1995, Trak Auto amended the offer by increasing the purchase price to $20.50 per share, and made certain other changes. When the offer expired on February 28, 1995, Trak Auto had repurchased approximately 310,000 shares for a total consideration of $6,363,000 plus expenses of approximately $541,000.

    As a result of the repurchase, the Corporation's interest in Trak Auto increased to 68.0%. The repurchase has been accounted for as a step acquisition, minority interest decreased approximately $4,994,000 with a related increase in goodwill of $1,910,000, which is being amortized over ten years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

    Cash, including short-term instruments and U.S. government and other securities, is the Company's primary source of liquidity. Cash, including short-term instruments and U.S. government and other marketable debt securities decreased by $25,069,000 to $166,635,000 at July 31, 1995 from $191,704,000 at
January 31, 1995. This decrease was primarily due to Trak Auto's repurchase of approximately 310,000 shares of its outstanding common stock, capital expenditures and operating results.

    For the quarter ended July 31, 1995, the Company realized a pre-tax yield of approximately 5.8% on United States Treasury Bills and approximately 6.3% on the marketable debt securities.

    Operating activities used $6,734,000 of the Company's funds for the six months ended July 31, 1995 compared to $21,440,000 of the Company's funds for the same period one year ago. The primary use of cash for the six months ended July 31, 1995 was for payments for Trak Auto and Crown Books merchandise inventory purchases and Crown Books payments on expense liabilities outstanding at January 31, 1995.

    Investing activities provided $14,382,000 to the Company for the six months ended July 31, 1995, compared to using $63,461,000 for the same period last year. The primary source of funds for the six months ended July 31, 1995 was the sale of marketable debt securities and net disposition of United States Treasury Bills and was partially offset by Trak Auto's repurchase of its outstanding common stock and by capital expenditures. The primary use of funds for the six months ended July 31, 1994 was due to the deconsolidation of Shoppers Food.

    The Company used $3,873,000 and $2,684,000 for net financing activities for the six months ended July 31, 1995 and 1994, respectively. The primary use of funds during the six months ended July 31, 1995 was due to CMREC's partnerships' distribution of funds to minority partnership interests.

Crown Books Closed Store and Restructuring Reserves

    During the past three fiscal years, Crown Books has recorded charges in connection with store closings and restructurings. During the year ended January 30, 1993, Crown Books recorded a restructuring charge of $6,600,000 for anticipated costs associated with a restructuring plan to close, relocate, expand and convert approximately 50 Classic Crown Books stores to a Super Crown Books format. During the twenty-six weeks ended July 29, 1995, Crown Books charged approximately $755,000 against this reserve in connection with the closing, relocation, expansion or conversion of approximately 40 stores.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations, (Continued)


Liquidity and Capital Resources, Continued

These charges consisted primarily of unrecoverable lease costs (including buyouts of remaining lease terms) and the remaining book value of leasehold improvements and store fixtures for stores that have closed.

    In the year ended January 29, 1994, Crown Books determined that seven of the smaller Super Crown Books stores (typically 6,000 - 10,000 square feet) opened in prior years were no longer competitive in the current market environment and in light of the industry's movement to larger stores. Accordingly, Crown Books recorded an additional restructuring charge of $6,200,000 in the year ended January 29, 1994, representing the anticipated costs (unrecoverable lease costs and the remaining book value of leasehold improvements and store fixtures subsequent to management's estimate of the stores' closing dates) associated with closing, relocating and converting these stores to the new, larger prototype. At July 29, 1995, Crown Books had not charged any costs in connection with this reserve. However, Crown Books has concluded that one store originally scheduled for closure will no longer be closed and has reversed approximately $566,000 of the restructuring reserve. Crown Books presently expects to complete the restructuring related to these six stores during the next 18 months.

    The activity in restructuring reserve during the twenty-six weeks ending July 29, 1995 is summarized as follows:

    Restructuring Reserve as of January 28, 1995         $10,515,000
    Less: Costs charged against reserve                     (755,000)
          Reversal of reserve for store
          not to be closed                                  (566,000)
                                                         -----------
    Restructuring reserve as of July 29, 1995            $ 9,194,000
                                                         ===========

    During the twenty-six weeks ended July 29, 1995, Crown Books charged certain costs for closed stores relating to unrecoverable lease costs and leasehold improvements against the closed store reserve. Crown Books reversed approximately $2,000,000 of the reserve for a store that will no longer be closed in Houston, Texas, pursuant to a Crown Books Board of Directors August 10, 1995 decision to remain in the Houston market and due to improving operating performance of that store. An additional $1,100,000 of the reserve was reversed for costs relating to other stores that were closed under negotiated lease settlement terms that were more favorable than originally anticipated and changes in planned closing dates for other stores. The reversal of the closed store reserve has been recorded as a reduction of cost of sales, store occupancy and warehousing in the accompanying consolidated statement of income.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations, (Continued)

Liquidity and Capital Resources, Continued

    The activity in the closed store reserve during the twenty-six weeks ending July 29, 1995 is summarized as follows:

    Closed store reserve as of January 28, 1995          $20,241,000
    Less: Cost charged against the reserve                (1,376,000)
          Reversal of reserve for closed stores           (3,110,000)
                                                         -----------
    Closed store reserve as of July 29, 1995             $15,755,000
                                                         ===========

    Crown Books will continue to evaluate the performance and future viability of its remaining stores and may close additional stores in the future. No reserves for these stores have been recorded. The closings of these small and underperforming stores may, where appropriate, be coordinated with the opening of Super Crown Books stores in those markets where Crown Books plans to maintain or expand its presence. A commitment has been made to accelerate the opening of stores in the Super Crown Books format.

    Management plans the opening of 28 Super Crown Books stores varying in size from 12,000 to 18,000 square feet over the next 6-12 months. These stores will total approximately 420,000 square feet of new space.

    At July 31, 1995, Crown Books had eleven signed leases for Super Crown stores and four signed amendments to existing leases for expansion to Super Crown stores. Trak Auto had seven signed leases for new Super Trak or Super Trak Warehouse stores and one signed amendment for additional space in an existing store for a Super Trak store. Total Beverage had a signed lease for a new store.

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

Results of Operations

Trak Auto

    During the twenty-six weeks ended July 29, 1995, Trak Auto opened or converted four Super Trak stores and seven Super Trak Warehouse stores, and

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations, (Continued)


closed or converted four Super Trak stores and 18 classic Trak stores. At July 29, 1995, Trak Auto had 271 stores, including 106 Super Trak stores and 14 Super Trak Warehouse stores.

    Sales of $166,018,000 during the twenty-six weeks ended July 29, 1995 decreased by $11,549,000 or 6.5% compared to the same period one year ago while sales of $86,407,000 during the thirteen weeks ended July 29, 1995 decreased $2,773,000 or 3.1% compared to the same period one year ago. The decreases were primarily attributable to a net decrease in the number of stores and, during the thirteen weeks ended April 29, 1995, to the overall mild winter conditions in Chicago and Washington, D.C. and the rains and flooding in Los Angeles. Comparable sales (stores open more than one year) decreased 5.5% and 3.1% for the twenty-six weeks and thirteen weeks ended July 29, 1995. Sales for comparable Super Trak Stores decreased 4.1% and 2.0% for the twenty-six weeks and thirteen weeks ended July 29, 1995 and sales for comparable classic Trak stores decreased 6.6% and 4.1% for the twenty-six weeks and thirteen weeks ended July 29, 1995. Sales for Super Trak and Super Trak Warehouse stores represented 54.1% and 55.4% of total sales during the twenty-six weeks and thirteen weeks ended July 29, 1995 compared to 38.4% and 40.6% for the twenty-six weeks and thirteen weeks ended July 30, 1994.

    Interest and other income increased by $446,000 and $258,000 during the twenty-six weeks and thirteen weeks ended July 29, 1995, respectively when compared to the prior year, largely due to higher interest rates on Trak Auto's short-term investments.

    Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 74.0% and 73.7% for the twenty-six weeks and thirteen weeks ended July 29, 1995 compared to 72.4% and 71.6% for the same periods in the prior year. The increases were primarily due to higher occupancy costs for Super Trak and Super Trak Warehouse stores. In addition, store margins decreased during the thirteen weeks ended July 29, 1995 as a result of special pricing and sales mix in conjunction with grand openings for new or converted stores.

    Selling and administrative expenses were 20.2% and 19.3% as a percentage of sales for the twenty-six weeks and thirteen weeks ended July 29, 1995 compared to 19.7% and 19.6% for the twenty-six weeks and thirteen weeks ended July 30, 1994. The increase for the twenty-six weeks was due primarily to increased payroll costs, as a percentage of sales (actual payroll dollars decreased) and the decrease for the thirteen weeks was due primarily to improved payroll leveraging against sales.

    Depreciation and amortization expenses decreased $846,000 and $566,000 for the twenty-six weeks and thirteen weeks ended July 29, 1995 compared to the

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations, (Continued)

same periods one year ago. The decreases were due to the store point-of-sale register systems being fully depreciated.

    The effective income tax rate was 36.7% for the twenty-six weeks ended July 29, 1995 compared to 36.8% for the twenty-six weeks ended July 30, 1994.

Crown Books

    Sales of $124,911,000 for the twenty-six weeks ended July 29, 1995 decreased by $12,910,000 or 9.4% over the same period one year ago while sales of $63,873,000 for the thirteen weeks ended July 29, 1995 decreased by $8,306,000 or 11.5% over the same period one year ago. The decreases were primarily the result of closing 45 stores since January 1, 1995. Comparable sales (sales for stores open for fifteen months) decreased 4.5% and 5.4% during the twenty-six weeks and thirteen week periods. Sales for Super Crown Books stores represented 62.7% and 52.8% of total sales for the twenty-six weeks ended July 29, 1995 and July 30, 1994, respectively and 63.4% and 54.0% of total sales for the thirteen weeks ended July 29, 1995 and July 30, 1994, respectively. Super Crown Books stores' sales of $78,363,000 and $40,500,000 for twenty-six weeks and thirteen weeks ended July 29, 1995 increased 7.7% and 3.8% over the prior year and sales for comparable Super Crown Books stores decreased 2.6% and 3.1%. Classic Crown Books stores' sales of $46,548,000 and $23,373,000 for the twenty-six weeks and thirteen weeks ended July 29, 1995 decreased 28.4% and 28.5% from the prior year and sales for comparable classic Crown Books stores decreased 7.1% and 8.7% during the twenty-six and thirteen weeks ended July 29, 1995.

    During the twenty-six weeks ended July 29, 1995, Crown Books closed eight classic Crown Books stores. At July 29, 1995, Crown Books had 188 stores including 70 Super Crown Books stores. Subsequent to July 29, 1995, Crown Books closed eight additional classic stores and one Super Crown Books store while opening four Super Crown Books stores.

    Interest and other income increased by $384,000 and $137,000 during the twenty-six and thirteen weeks ended July 29, 1995 when compared to the same periods one year ago. The increases were primarily due to higher interest rates on Crown Books' short-term investments.

    Cost of sales, store occupancy and warehousing as a percentage of sales were 81.4% and 80.9% for the twenty-six weeks and thirteen weeks ended July 29, 1995 compared to 82.6% and 82.9% for the same periods last year. The decreases were primarily due to an increase in store margins as a result of a favorable change in sales mix and improved controls over store shrink and purchasing.
The decreases were partially offset by increased store occupancy costs.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations, (Continued)


    Selling and administrative expenses as a percentage of sales were 17.7% for both the twenty-six weeks and thirteen weeks ended July 29, 1995 compared to 15.0% and 14.5% for the same period last year. The increases were due primarily to increased payroll costs, costs associated with the executive committee and costs incurred to identify and improve Crown Books' market share.

    Depreciation expense increased $187,000 for the twenty-six weeks ended July 29, 1995 compared to the same period one year ago. The increase was primarily due to increased fixed assets for new Super Crown Books stores, an upgrade to the point-of-sale register systems and additional computer hardware at the distribution centers.

    Interest expense increased by $434,000 due to interest accrued for the Robert M. Haft judgement.

    Crown Books recorded a tax benefit of $75,000 for the twenty-six weeks ended July 29, 1995, as compared to income tax expense of $576,000 for the same period one year ago. Crown Books recorded a $2,500,000, valuation allowance in fiscal year 1995 due to uncertainties relating to the timing of the reversal of certain temporary tax differences. In management's opinion no additional valuation allowance is necessary at this time.

Total Beverage

    During the six months ended July 31, 1995, Total Beverage opened a new store that returned its store count to three and subsequent to July 31, 1995 opened its fourth store.

    Total Beverage sales were $11,229,000 and $6,496,000 during the six months and three months ended July 31, 1995 compared to $11,010,000 and $5,980,000 for the same periods one year ago. The increases were due to the opening of a new store and a comparable sales increase of 5.0% and 6.8% for the six months and three months ended July 31, 1995.

    Cost of sales and store occupancy as a percentage of sales were 81.3% and 82.4% during the six months and three months ended July 31, 1995 compared to 85.8% and 87.5% for the same periods one year ago. The decreases were primarily due to increased margins and to a lesser extent better leverage on fixed costs due to increased sales.

    Total Beverage recorded net operating losses of $682,000 and $310,000 during the six months and three months ended July 31, 1995 compared to net operating losses of $1,547,000 and $868,000 during the six months and three months ended July 31, 1994. Management of the Corporation and Total Beverage

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations, (Continued)

believe that the Total Beverage concept is viable and that with more stores to absorb overhead costs, Total Beverage will generate a reasonable return on investment.

Cabot-Morgan Real Estate

    Revenues from real estate properties increased by $260,000 to $9,746,000 during the six months ended July 31, 1995 when compared to the same period one year ago. The increase was primarily the result of a higher occupancy rate at Bull Run Plaza and to increased tenant reimbursements for certain maintenance costs.

    Administrative expenses for CMREC partnerships decreased $254,000 and $267,000 during the six months ended July 31, 1995 compared to the six months ended July 31, 1994 primarily due to decreased professional fees.

    Depreciation expense was $2,283,000 during the six months ended July 31, 1995 compared to $2,277,000 for the same period one year ago and interest expense decreased by $70,000 to $4,171,000 during the six months ended July 31, 1995 compared to the same period one year ago.

Dart Group and Other Corporate

    Interest and other income increased $1,429,000 and $435,000 during the six months and three months ended July 31, 1995 when compared to the same periods in the prior year. The increases were primarily due to the Corporation's decision to invest in United States Treasury Bills as its bankers' acceptances matured during the first six months last year and to higher interest rates on the Corporation's short-term investments.

    Administrative expenses increased $869,000 and $389,000 during the six months and three months ended July 31, 1995, primarily due to costs associated with continuing shareholder litigation and executive committee activity.

    Interest expense increased by $1,540,000 and $808,000 during the six months and three months ended July 31, 1995 when compared to the same periods in the prior year. The increases were the result of interest accrued for the Pennsy Warehouse Lease reserve and the Robert M. Haft judgment.

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations, (Continued)

    As a result of the Corporation's operating loss for the six months ended July 31, 1995, a net tax operating loss carryforward of $6,832,000 was created. The Corporation's cumulative total net tax operating loss carryforward is $25,167,000. All net operating loss carryforwards will expire by fiscal 2011. In addition, the Corporation has an Alternative Minimum Tax credit carryforward of approximately $1,010,000. The Corporation has a deferred tax valuation allowance of $26,603,000 as of July 31, 1995. Management will continue to evaluate the need for a valuation allowance on a periodic basis.

Effect of New Financial Accounting Standard

    The Company is required to adopt the Statement of Financial Accounting Standards No. 114, ("SFAS No. 114") Accounting by Creditors for Impairment of a Loan. Implementation of the standard is not expected to have a significant impact on the financial statements.

    The Company is required to adopt Statement of Financial Accounting Standards No. 121, Accounting for Long Lived Assets, no later than its fiscal year ending January 31, 1997. The Company has not determined the impact of this recently issued accounting standard on the Company's consolidated financial statements.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

    There are no material legal proceedings pending against the Corporation or its subsidiaries other than such proceedings described in the Corporation's Annual Report on Form 10-K for the year ended January 31, 1995 (the "Annual Report") and as described below.

    Ronald S. Haft Stock Options

    As discussed in the Annual Report, on September 12, 1994, Ronald S. Haft filed a lawsuit against the Corporation (Ronald S. Haft v. Dart Group Corporation, Del. Ch., C.A. No. 13736) (the "Options Lawsuit") in the Delaware Court of Chancery for New Castle County seeking a court order that the Corporation issue 197,048 shares of Class B Common Stock to him and grant him a loan of $17,665,353.20 to be used as part of the payment for such shares. Because of active settlement negotiations between the parties in the Options Lawsuit, trial has been rescheduled for February 12, 1996.

    Robert M. Haft Options Litigation

    As discussed in the Annual Report, on February 10, 1995, Robert M. Haft filed a complaint in the United States District Court for the District of Delaware against the Corporation seeking specific performance or damages in connection with the refusal of the Corporation to issue shares of Class A Common Stock to him pursuant to his exercise of certain options purportedly granted to him by the Corporation. The Corporation filed a counterclaim on July 7, 1995 demanding that the stock option plans and stock option agreement that are the subject of the litigation be declared void, rescinded and unenforceable. The Corporation has filed a motion to join Herbert H. Haft, Linda G. Haft, Ronald S. Haft and Robert M. Haft, in his capacity as trustee for the Michael Alexander Haft Trust and the Nicholas Gabriel Haft Trust, as party defendants to the Corporation's counterclaim.

    Herbert H. Haft's Proxy

    In connection with Herbert H. Haft's sale of 172,730 shares of Class B Common Stock to Ronald S. Haft on July 28, 1993 (the "Stock Sale Agreement"), Ronald S. Haft purportedly granted Herbert H. Haft an irrevocable proxy (the "Proxy") to vote these shares of stock until Herbert H. Haft's death or incapacitation. On June 30, 1995, Ronald S. Haft sent a letter to Herbert H. Haft purportedly revoking this proxy.

    On July 18, 1995, Ronald S. Haft filed a lawsuit against Herbert H.
Haft, and, nominally, the Corporation in the Delaware Court of Chancery for New Castle County for Herbert H. Haft's alleged breach of contract and breach of fiduciary duties to Ronald S. Haft and to the Corporation in connection with the Proxy (Ronald S. Haft v. Herbert H. Haft, et al., C.A. No. 14425). In this action, Ronald S. Haft seeks a declaration that the Proxy is revocable or will be revocable under certain conditions, as well as costs and attorneys' fees. Ronald S. Haft also requests that the Court require the Corporation to refuse to recognize the validity of the Proxy. On August 9, 1995, Herbert H. Haft filed an Answer and Counterclaim denying liability and requesting rescission of the Stock Sale Agreement because of Ronald S. Haft's alleged breach of contract and other grounds. The Corporation has not yet filed an answer in this action. Both Ronald S. Haft and Herbert H. Haft have moved for summary judgment in this lawsuit. Herbert Haft has also moved to have this action consolidated with the Options Lawsuit under certain conditions.

    Robert M. Haft Release Litigation

    On June 12, 1995, Robert M. Haft filed a complaint in the Superior Court of the District of Columbia against the Corporation seeking a declaratory judgment determining that a claimed release bars the Corporation from bringing suit against him in the Pennsy Warehouse litigation, which is described in the Annual Report. The complaint also seeks an injunction to bar the Corporation from filing certain other categories of future complaints against him based on the so-called release. Compensation for the costs of defense of the Pennsy Warehouse litigation is also sought. The "release" relied upon in this litigation is also set up by Robert M. Haft in the Pennsy Warehouse litigation. Accordingly, the Corporation has moved to dismiss the Superior Court case, asserting that the issue should be resolved in the earlier-filed Pennsy Warehouse litigation where the Corporation contends that the "release" is ineffective for a variety of reasons.

Item 4.  Submission of Matters to a Vote of Security Holders

    Herbert H. Haft, as holder by irrevocable proxy of the right to vote more than fifty percent of the outstanding voting capital stock of the Corporation, took action on June 4, 1995, to re-elect all five incumbent Directors to the Corporation's Board of Directors by less than unanimous written consent in lieu of taking such action at an annual meeting of stockholders. These Directors are as follows:

    Herbert H. Haft
    Ronald S. Haft
    Larry G. Schafran
    Bonita A. Wilson
    Douglas M. Bregman

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 Exhibit
                 Number           Document
                 -------          --------
                    27            Financial Data Schedule

         (b)     Reports on Form 8-K


    The Corporation has filed one Current Report on Form 8-K during the quarter ended July 31, 1995.

    1. The Corporation filed a Current Report on Form 8-K on July 13, 1995, reporting certain correspondence between Ronald S. Haft and Herbert H. Haft.

                                   Signatures


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DART GROUP CORPORATION




Date  September 14, 1995          By        Herbert H. Haft
      --------------------            -----------------------------
                                            HERBERT H. HAFT
                                         Chief Executive Officer





Date  September 14, 1995                     Robert A. Marmon
      --------------------            -----------------------------
                                             ROBERT A. MARMON
                                        Senior Vice President and
                                         Chief Financial Officer