Form 10-Q
period 1995-10-31
DART GROUP CORP
filed 1995-12-15
CIK 26938

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 31, 1995
                                                        ----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
    ____________

Commission file number 0-1946
                       ------

                             DART GROUP CORPORATION
-------------------------------------------------------------------------------
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
Yes   x    No
   -------   --------

At December 14, 1995, the registrant had 1,746,800 shares outstanding of Class A Common Stock, $1.00 par value per share, and 327,270 shares outstanding of Class B Common Stock, $1.00 par value per share. The Class B Stock is the only voting stock and is not publicly traded.


                               Page 1 of 32 pages

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

                    DART GROUP CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                          Three Months Ended          Nine Months Ended
                       -------------------------   -------------------------
                       October 31,   October 31,    October 31,   October 31,
                           1995         1994           1995          1994
                       ------------ ------------   ------------  ------------
Sales                  $155,662,000  $162,841,000   $457,820,000  $747,715,000
Income from bankers'
  acceptances                 -             -              -           429,000
Real estate revenue       3,409,000     5,050,000     13,155,000    14,536,000
Other interest and
  other income            2,413,000     1,759,000      7,828,000     7,067,000
                       ------------  ------------   ------------  ------------
                        161,484,000   169,650,000    478,803,000   769,747,000
                       ------------  ------------   ------------  ------------
Expenses:
  Cost of sales,
    store occupancy
    and warehousing     121,726,000   126,722,000    357,546,000   596,569,000
  Selling and
    administrative       37,302,000    84,176,000    103,729,000   184,678,000
  Depreciation and
    amortization          3,873,000     4,108,000     11,926,000    16,505,000
  Interest                3,115,000     2,807,000     11,141,000     9,235,000
  Write-down value of
    Cabot Morgan
    Real Estate          14,562,000         -         14,562,000         -
  Closed facility
    reserve              (3,326,000)   46,303,000     (6,435,000)   46,303,000
  Restructuring charge   (1,231,000)        -         (1,797,000)        -
                       ------------  ------------   ------------  ------------
                        176,021,000   264,116,000    490,672,000   853,290,000
                       ------------  ------------   ------------  ------------
Loss before income
  taxes, equity
  in affiliate and
  minority interests    (14,537,000)  (94,466,000)   (11,869,000)  (83,543,000)
Income taxes (benefit)    1,028,000   (12,173,000)     3,278,000    (6,745,000)
                       ------------  ------------   ------------  ------------
Loss before equity
  in affiliate and
  minority interests    (15,565,000)  (82,293,000)   (15,147,000)  (76,798,000)
Equity in affiliate         709,000     2,327,000      4,314,000     4,499,000
Minority interests
  in (income) loss
  of consolidated
  subsidiaries and
  partnerships             (472,000)   11,369,000     (2,089,000)    7,662,000
                       ------------  ------------   ------------  ------------
Net loss               $(15,328,000) $(68,597,000)  $(12,922,000) $(64,637,000)
                       ============  ============   ============  ============

                         (continued on following page)

                    DART GROUP CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                             Three Months Ended         Nine Months Ended
                        --------------------------  --------------------------
                        October 31,    October 31,  October 31,    October 31,
                          1995            1994         1995          1994
                       -----------    -----------  -----------    -----------
Loss per common
  share and common
  share equivalents:
    Net loss           $ (8.16)       $  (36.91)   $   (7.11)     $  (34.98)
                       ===========    ===========  ============   ===========

Weighted average
  common share and
  common share
  equivalents
  outstanding            1,889,000      1,867,000    1,889,000      1,867,000
                       ===========    ===========  ===========    ===========

Dividends per share
  of Class A Common
  Stock                $   .033       $   .033     $    .099      $    .099
                       ===========    ===========  ===========    ===========





The accompanying notes are an integral part of these statements.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                               (Unaudited)    (Audited)
                                               October 31,    January 31,
                                                   1995          1995
                                               ------------  ------------
Current Assets:
  Cash                                         $ 14,268,000  $ 17,984,000
  Short-term instruments, including
    $37,216,000 and $44,346,000 held
    by majority owned subsidiaries at
    October 31, 1995 and January 31, 1995,
    respectively                                 54,576,000    84,390,000
  Marketable debt securities                     44,497,000    89,330,000
  Accounts receivable                             7,167,000    10,108,000
  Merchandise inventories                       226,768,000   195,675,000
  Deferred income tax benefit                    14,267,000    17,799,000
  Other current assets                            3,918,000     1,988,000
                                               ------------  ------------
    Total Current Assets                        365,461,000   417,274,000
                                               ------------  ------------

Property and Equipment, at cost:
  Furniture, fixtures and equipment              85,341,000    76,713,000
  Buildings and leasehold improvements           28,857,000   165,017,000
  Land                                            1,034,000    33,396,000
  Property under capital leases                  27,129,000    27,129,000
                                               ------------  ------------
                                                142,361,000   302,255,000
Accumulated Depreciation and
  Amortization                                   67,233,000    76,451,000
                                               ------------  ------------
                                                 75,128,000   225,804,000
                                               ------------  ------------

Other Assets                                      1,631,000     8,643,000
                                               ------------  ------------

Note Receivable - Ronald S. Haft                 11,621,000         -
                                               ------------  ------------
Share of Equity in Shoppers Food
  Warehouse Corporation                          40,254,000    40,983,000
                                               ------------  ------------
Retained Interest in Cabot-Morgan
  Real Estate Joint Ventures                      2,000,000         -
                                               ------------  ------------
Excess of Purchase Price Over Net Assets
  Acquired net of accumulated
  amortization of $127,000                        1,783,000         -
                                               ------------  ------------

Deferred Income Tax Benefit                      12,974,000    13,785,000
                                               ------------  ------------

Total Assets                                   $510,852,000  $706,489,000
                                               ============  ============

The accompanying notes are an integral part of these balance sheets.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               (Unaudited)    (Audited)
                                               October 31,    January 31,
                                                   1995          1995
                                               ------------  ------------
Current Liabilities:
  Current portion of mortgages payable         $  1,145,000  $  1,981,000
  Accounts payable, trade                       131,544,000   106,292,000
  Income taxes payable                            1,608,000     7,148,000
  Accrued salaries and employee benefits         15,942,000    17,934,000
  Accrued taxes other than income taxes          10,085,000     9,475,000
  Accrued judgement in favor of
    Robert M. Haft                               34,047,000    32,199,000
  Current portion of reserve for closed
    facilities and restructuring                  9,530,000    11,330,000
  Other accrued liabilities                      39,035,000    50,132,000
  Current portion of obligations under
    capital leases                                   91,000       368,000
                                               ------------  ------------
    Total Current Liabilities                   243,027,000   236,859,000
                                               ------------  ------------

Mortgages Payable                                   737,000    79,620,000
                                               ------------  ------------
Obligations Under Capital Leases                 30,112,000    29,792,000
                                               ------------  ------------
Reserve for Closed Facilities and
  Restructuring                                  35,258,000    61,005,000
                                               ------------  ------------

Commitments and Contingencies

Minority Interests                               66,810,000    99,850,000
                                               ------------  ------------

Stockholders' Equity
  Class A common stock, non-voting,
    par value $1.00 per share; 3,000,000
    shares authorized; 1,949,065 and
    1,660,678, shares issued, respectively        1,949,000     1,661,000
  Class B common stock, voting par value
    $1.00 per share; 500,000 shares
    authorized; 500,000 and 302,952 shares
    issued, respectively                            500,000       303,000
  Paid-in capital                                77,795,000    65,384,000
  Notes receivable - shareholder                (65,130,000)        -
  Unrealized gain (loss) on short-term
    investments                                     111,000    (1,024,000)
  Retained earnings                             121,720,000   134,788,000

                    DART GROUP CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               (Unaudited)    (Audited)
                                                 October 31,  January 31,
                                                   1995          1995
                                               ------------  ------------
  Treasury stock, 202,340 shares of Class
    A common stock, at cost                      (1,749,000)   (1,749,000)
  Treasury stock, 172,730 shares of Class
    B Common Stock, at cost                        (288,000)        -
                                               ------------  ------------
    Total Stockholders' Equity                  134,908,000   199,363,000
                                               ------------  ------------

Total Liabilities and Stockholders' Equity     $510,852,000  $706,489,000
                                               ============  ============




The accompanying notes are an integral part of these balance sheets.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                               Nine Months Ended October 31,
                                               -----------------------------
                                                   1995            1994
                                               -------------   -------------
Cash Flows from Operating Activities:
  Net loss                                     $ (12,922,000)  $ (64,637,000)
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization                  8,814,000      13,201,000
    Write-off deferred compensation                    -           1,424,000
    Equity in affiliate                           (4,271,000)     (5,549,000)
    Provision for (reversal of) closed
      stores and restructuring charges            (6,852,000)     46,413,000
    Write-down Cabot Morgan Real Estate
      joint ventures                              14,562,000            -
    Change in assets and liabilities:
      Accounts receivable                          2,869,000       4,517,000
      Merchandise inventories                    (31,568,000)    (52,361,000)
      Other current assets                        (2,298,000)        (18,000)
      Deferred tax benefits                        3,773,000     (13,350,000)
      Other assets                                    47,000         264,000
      Accounts payable, trade                     25,252,000      25,681,000
      Income taxes payable                        (5,540,000)     (2,194,000)
      Accrued salaries and employee benefits      (1,047,000)     29,751,000
      Accrued taxes other than income taxes          610,000      (1,188,000)
      Other accrued liabilities                   (4,365,000)     13,059,000
      Reserve for closed facilities               (6,517,000)     (2,207,000)
      Minority interests                           3,652,000      (8,264,000)
                                                ------------   -------------
        Net cash used in
          operating activities                 $ (15,801,000)  $ (15,458,000)
                                                -------------  --------------

Cash Flows from Securities and Capital
  Investment Activities:
  Capital expenditures                         $ (12,013,000)  $ (10,247,000)
  Proceeds from Shoppers Food dividend             5,000,000           -
  Distributions from Cabot Morgan
    Real Estate joint ventures                     4,888,000           -
  Decrease in cash and cash equivalents
    as a result of deconsolidation of
    Cabot-Morgan Real Estate joint ventures
    and Shoppers Food Warehouse Corp.,
    respectively                                  (5,713,000)    (61,014,000)
  Acquisition of treasury shares by subsidiary    (6,904,000)          -
  Purchases of bankers' acceptances                     -        (28,198,000)
  Maturities of bankers' acceptances                    -         90,505,000

                    DART GROUP CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

                                                   Nine Months Ended October 31,
                                                  -------------------------------
                                                      1995             1994
                                                  -------------   -------------
  Sales of United States Treasury Bills              12,328,000      34,823,000
  Purchases of United States Treasury Bills         (27,819,000)   (169,668,000)
  Maturities of United States Treasury Bills         22,810,000      87,866,000
  Sales of marketable debt securities                35,974,000     176,765,000
  Purchases of marketable debt securities            (3,199,000)   (213,909,000)
  Maturities of marketable debt securities            5,850,000       6,771,000
  Proceeds from reverse repurchase
    agreements and unsettled trades of
    marketable debt securities                            -          18,019,000
                                                  -------------   -------------
        Net cash provided by (used in)
          securities and capital
          investment activities                   $  31,202,000   $ (68,287,000)
                                                  -------------   -------------
Cash Flows from Financing Activities:
  Cash dividends                                  $    (146,000)  $    (145,000)
  Stock options exercised                               197,000         368,000
  Proceeds from (repayment of) an option
    to acquire common stock                             985,000        (985,000)
  Distributions to Ronald S. Haft                   (49,547,000)          -
  Distributions paid to minority partner                  -          (1,776,000)
  Principal payments under mortgage
    obligations                                         (75,000)       (934,000)
  Principal payments under capital
    lease obligations                                  (345,000)       (260,000)
                                                  -------------   -------------
      Net cash used in
        financing activities                      $ (48,931,000)  $  (3,732,000)
                                                  -------------   -------------

Net Increase (Decrease) in Cash and
  Equivalents                                     $ (33,530,000)  $ (87,477,000)
Cash and Equivalents at Beginning
  of Year                                           102,374,000     156,233,000
                                                  -------------   -------------
Cash and Equivalents at End of Period             $  68,844,000   $  68,756,000
                                                  =============   =============

Supplemental Disclosures of Cash Flow
  Information:
Cash paid during the period for:
  Interest                                        $   8,324,000   $   9,235,000
  Income taxes                                        5,095,000       9,216,000

                    DART GROUP CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

                                               Nine Months Ended October 31,
                                              -------------------------------
                                                   1995            1994
                                               -------------  -------------
Reconciliation of Cash and Equivalents
  to Balance Sheet Captions:
  Cash                                          $ 14,268,000  $  15,707,000
  Short-term investment of majority-owned
    subsidiaries utilized in their                54,576,000     53,049,000
                                               -------------  -------------
    operating cash management
                                                $ 68,844,000  $  68,756,000
                                                ============  =============

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           OCTOBER 31, 1995 AND 1994


(1)  General:

    The accompanying consolidated financial statements reflect the accounts of Dart Group Corporation (the "Corporation") and its direct and indirect wholly-owned and majority-owned subsidiaries and majority-owned partnerships, including Trak Auto Corporation ("Trak Auto"), Crown Books Corporation ("Crown Books"), Total Beverage Corporation ("Total Beverage"), Cabot-Morgan Real Estate Company ("CMREC"), and Dart Group Financial Corporation ("Dart Financial"). The accounts of Shoppers Food Warehouse Corp. ("Shoppers Food") are consolidated with the Corporation's financial statements through May 28, 1994, but not thereafter, as a result of a reduction of the Corporation's ownership to 50%. The Corporation's investment in Shoppers Food is reflected in the financial statements using the equity method of accounting for periods subsequent to May 28, 1994. The accounts of CMREC's real estate joint ventures are consolidated with the Corporation's financial statements through October 6, 1995, but not thereafter, as a result of a settlement of certain litigation between the Corporation and Ronald S. Haft (see Note 5). The Corporation, Trak Auto, Crown Books, Shoppers Food (for periods through May 28, 1994), Total Beverage, CMREC and Dart Financial and the Corporation's other direct and indirect wholly-owned and majority-owned subsidiaries and majority-owned partnerships are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The unaudited statements as of October 31, 1995 and 1994 reflect, in the opinion of management, all adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position as of October 31, 1995 and 1994 and the results of operations and cash flows for the periods indicated.

       The results of operations for the nine months ended October 31, 1995 are not necessarily indicative of the results to be achieved for the full fiscal year.

       Certain reclassifications have been made to the January 31, 1995 balance sheet in order to conform to the current period presentation.

(2)  Earnings Per Common Share and Common Share Equivalents:

    Earnings per share is based on the weighted average number of the Corporation's non-voting Class A Common Stock, $1.00 par value per share ("Class A Common Stock") and voting Class B Common Stock, $1.00 par value per share ("Class B Common Stock") and common stock equivalents (certain stock options) outstanding during the period. In reporting earnings per share, the

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           OCTOBER 31, 1995 AND 1994


2)  Earnings Per Common Share and Common Share Equivalents (Continued):

Corporation's interest in the earnings of its majority-owned subsidiaries and equity investees is adjusted for the dilutive effect, if any, of these subsidiaries' and investees' outstanding stock options. The difference between primary earnings per share and fully diluted earnings per share is not significant for either period.

(3)  Short-term Instruments and Marketable Debt Securities:

    At October 31, 1995, the Company's short-term instruments included United States Treasury Bills and money market funds. Marketable debt securities included United States Treasury Notes, corporate notes, municipal securities and United States Agency Securities Acceptances.

     Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At October 31, 1995, market value of short-term instruments and marketable debt securities was $111,000 greater than cost (adjusted for income taxes). At October 31, 1995, the Company had no investments that qualified as trading or held to maturity.

     The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on the specific identification method.

(4)  Interim Inventory Estimates:

    Trak Auto inventories are priced at the lower of last-in, first-out ("LIFO") cost or market. At October 31, 1995 and January 31, 1995, Trak Auto inventories determined on a lower of first-in, first-out ("FIFO") cost or market basis would have been greater by $6,216,000 and $5,870,000, respectively. Crown Books' and Total Beverage's inventories are priced at the lower of FIFO cost or market.

    Trak Auto, Crown Books and Total Beverage take a physical count of their

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           OCTOBER 31, 1995 AND 1994



(4)  Interim Inventory Estimates (Continued):

store and warehouse inventories semi-annually. Physical inventories were not taken for the quarter ended October 31, 1995. The Company uses a gross profit method combined with available perpetual inventory information to determine Trak Auto's, Crown Books', and Total Beverage's inventories for quarters when complete physical counts are not taken.

(5)  Other Events:

        Settlement Agreement with Ronald S. Haft

       On October 6, 1995, the Executive Committee and the Special Litigation Committee of the Board of Directors of the Corporation approved a settlement of certain litigation between the Corporation and Ronald S. Haft and other related transactions between the Corporation and Ronald S. Haft (collectively, the "Settlement"). Immediately thereafter, Dart and Ronald S. Haft entered into a Settlement Agreement (the "Settlement Agreement") and various related agreements. The Settlement transactions are subject to legal challenge (See
Item 1 of Part II - Legal Proceedings). If sustained, the Settlement transactions are intended to have the effect, by their terms, of transferring majority control of the Corporation's voting stock to voting trustees (the "Voting Trustees") under a Voting Trust Agreement (the "Voting Trust Agreement"), by and among Ronald S. Haft, the Corporation and Larry G. Schafran and Sidney B. Silverman as initial Voting Trustees. On October 8, 1995, the Board of Directors of the Corporation ratified and approved the Settlement. Herbert H. Haft dissented.

       Terms of Settlement with Ronald S. Haft

       The Corporation has recorded the following transactions in accordance with the Settlement.

       The Corporation recorded the purchase of an option for 197,048 shares of Class B Common Stock by Ronald S. Haft. These options had not previously been recognized by the Corporation. In addition, the option to purchase such shares, pursuant to Ronald S. Haft's employment agreement, was amended to increase the exercise price from $89.65 to $140.00 per share. These 197,048 shares of Class B Common Stock were issued to Ronald S. Haft pursuant to his exercise of the option in exchange for $197,048 in cash and a secured promissory note of Ronald S. Haft in the principal amount $27,389,672 (the "$27.4 Million Note"). The

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           OCTOBER 31, 1995 AND 1994



(5)  Other Events (Continued):

$27.4 Million Note is due June 30, 2000, subject to earlier prepayment in the event of a disposition of the shares of stock held by the Voting Trustees. Interest on the $27.4 Million Note accrues at 8% and is due at maturity. Immediately after issuance of the 197,048 shares of Class B Common Stock to Ronald S. Haft, he assigned such shares to the Voting Trustees.

       Ronald S. Haft transferred to the Corporation 172,730 shares of Class B Common Stock in exchange for 288,312 shares of Class A Common Stock. The 288,312 shares of Class A Common Stock have been placed into the Voting Trust established under the Voting Trust Agreement and the 172,730 shares of Class B Common Stock have become treasury shares, which are not entitled to vote. Prior to the Settlement, Herbert H. Haft exercised voting rights with respect to such Class B shares. (Among the pending legal challenges to the Settlement transactions is Herbert H. Haft's claim that he owned the 172,730 shares of Class B Common Stock at the time of the Settlement, so that their transfer to the Corporation was invalid).

       The Corporation transferred $37,925,710 to Ronald S. Haft and received from him a $37,740,162 secured promissory note (the "$37.7 Million Note"), which is due June 30, 2000, subject to earlier prepayment in the event of a disposition of the shares of stock held by the Voting Trustees. Interest accrues at 8% and is due at maturity.

       The $27.4 Million Note and the $37.7 Million Note are recorded as Notes Receivable - Shareholder on the Company's balance sheet and have been included as a component of Stockholders' Equity.

       The Corporation transferred an additional $11,621,276 to Ronald S. Haft in escrow, and such funds have been tendered to Herbert H. Haft (but such funds had not been accepted by Herbert H. Haft as of October 31, 1995) as prepayment of a Ronald S. Haft promissory note to Herbert H. Haft, which promissory note was originally given as partial payment for the 172,730 shares of Class B Common Stock discussed above. In exchange for a loan of $11,621,276 from the Corporation, Ronald S. Haft has given the Corporation a secured promissory note of $11,621,276 (the "$11.6 Million Note"), which is due June 30, 2000, subject to earlier prepayment upon the sale of the CMREC properties (discussed below). The $11.6 Million Note bears interest at an annual rate of 6.61% and shall be due December 31 of each year beginning December 31, 1995.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           OCTOBER 31, 1995 AND 1994



(5)  Other Events (Continued):

       The Corporation and CMREC have agreed to the sale of the five properties which CMREC owns through joint ventures with Haft-owned entities. The sale will occur on terms to be arranged by Ronald S. Haft during the next five years. CMREC has assigned its interests in the joint ventures and the proceeds of the sales to Ronald S. Haft (except for $2.0 million which remains as CMREC's investment in the joint ventures). Ronald S. Haft is required to apply the first sale proceeds toward payment of the $11.6 Million Note. As a result of these arrangements, the real estate joint ventures are no longer consolidated with the Company's financial statements as of October 6, 1995.
In addition, the Corporation recorded a loss of $14.5 million for the write-down of the CMREC partnership interest to fair value.

       Ronald S. Haft and the Corporation have agreed to various transactions relating to certain warehouse and office facility properties that the Corporation and/or Trak Auto lease from Haft-owned entities (collectively, the "Warehouse Transactions"). The properties include the Corporation's headquarters in Landover, Maryland, Trak Auto's distribution centers in Ontario, California and Bridgeview, Illinois (the "Distribution Centers") and some of the Corporation's former warehouse and office facility in Landover, Maryland (the "Pennsy Warehouses"). The primary intent of the Warehouse Transactions is to transfer interests controlled by Ronald S. Haft in some or all of the properties to entities controlled by the Corporation, and amend the leases to reduce or, in the case of the Pennsy Warehouses, eliminate the rents being paid by the Corporation or Trak Auto. The Warehouse Transactions are subject to contingencies, including bankruptcy court and mortgagee approval to the extent any is necessary and to challenges brought by Herbert H. Haft concerning the extent of Ronald S. Haft's ownership interest in certain of the properties. As of October 31, 1995, the Corporation has only recorded its interest in three of the four Pennsy Warehouses. These interests were recorded at an amount equal to the mortgages on these warehouses. The Corporation has reduced the reserve for Pennsy Warehouse Leases approximately $14.0 million, recorded as additional Paid-in-Capital, out of an estimated $22.0 million contemplated upon completion of the Warehouse Transactions. The Corporation and/or Trak Auto expect to continue to fund the rental payments on the remaining properties until such time as the various contingencies surrounding these transfers are resolved. Accordingly, the Corporation has not recorded the buyout of the lease obligations for the Distribution Centers. These properties continue to be accounted for as capital leases. Accordingly, the capital lease obligation of $30.2 million and the net book value of $ 16.5 million have not been reversed

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           OCTOBER 31, 1995 AND 1994



(5)  Other Events (Continued):

and the corresponding fair value of the Distribution Centers and related mortgages have not been recorded. Resolution of the contingencies surrounding the Distribution Centers is not expected to have a material effect on the Company's financial statements.

       As part of the Settlement, Ronald S. Haft resigned all of his positions as a Director and officer of the Corporation and all of its subsidiaries, and consented to the termination of his employment agreement. The Standstill Order (described below) contemplates that Ronald S. Haft will continue as a Director of the Corporation while the Standstill Order is in effect. (Herbert H. Haft contends that Ronald S. Haft is no longer a Director). The Corporation recorded compensation expense of $2.0 million for the present value of the remainder of the contract and reversed all prior accruals under the employment contract resulting in additional Paid-in-Capital of approximately $2.5 million.

       Ronald S. Haft consented to termination of all of his outstanding stock options from the Corporation and its subsidiaries, including options for five shares of Dart/SFW Corp., a subsidiary of the Corporation that owns 50% of Shoppers Food. As a result, the Corporation reduced its accrual for its expense associated with the Dart/SFW Corp. options of approximately $2.8 million, resulting in additional Paid-in-Capital.

       As a result of the Settlement the Corporation reduced its accrual for legal expenses by approximately $2.0 million for litigation involving the Pennsy Warehouses. However, the Corporation accrued or paid an additional $3.5 million for legal and/or consulting services associated with the Settlement.

       The Settlement is the subject of legal challenges raised by Robert M. Haft, Gloria Haft and Linda Haft and, separately, by Herbert H. Haft. In connection with such legal challenges, the Delaware Court of Chancery entered a Standstill Order, which restricts certain actions of the Corporation until further order of the court. See Item 1 of Part II (Legal Proceedings).

(6)  Credit Agreement:

       The Corporation has entered into a $10 million revolving credit agreement with Trak Auto. The credit agreement is intended to be used for Trak Auto's short-term working capital purposes. Any advance under this credit agreement bears interest at an annual rate equal to the prime rate as set forth in the

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           OCTOBER 31, 1995 AND 1994



(6) Credit Agreement (Continued):

"Money Rates" column of the Wall Street Journal, as such rate may change from time to time, plus one percent (1%). Interest shall be paid monthly in arrears and the agreement expires on May 1, 1996. At October 31, 1995, there had been no borrowings under this credit agreement.

(7)  Minority Interests:

    The $66,810,000 of minority interests reflected in the Consolidated Balance Sheet as of October 31, 1995 represents the portion of Trak Auto and Crown Books equity owned by the public shareholders of Trak Auto and Crown Books. Income attributed to the minority shareholders of Trak Auto was $1,986,000 and $2,849,000 for the nine months ended October 31, 1995 and 1994, respectively and $696,000 and $768,000 for the three months ended October 31, 1995 and 1994, respectively. Income (loss) attributed to the minority shareholders of Crown Books was $(391,000) and $(11,668,000) for the nine months ended October 31, 1995 and 1994, respectively and $(326,000) and $(12,166,000) for the three months ended October 31, 1995 and 1994, respectively. Income attributed to the minority ownership of Shoppers Food was $1,050,000 for the nine months ended October 31, 1994 (no income for Shoppers Food was attributed to minority interest for periods after May 28, 1994). Income attributed to the minority ownership of the real estate partnerships was $494,000 for the nine months ended October 31, 1995 and $102,000 for the three months under October 31, 1995 (no income for the real estate partnerships was attributed to the minority interest for periods after October 6, 1995).

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           OCTOBER 31, 1995 AND 1994



(8)  Transactions With Affiliates:

       The following information reflects the results of Shoppers Food for the nine months and three months ended October 31, 1995 and 1994.

                                Three months ended       Nine months ended
                                 October 31, 1995         October 31, 1995
                               ---------------------    -------------------
              Revenue                 $206,257,000             $608,235,000
              Gross Profit              33,170,000              101,737,000
              Net Income                 1,626,000                9,953,000


                                 October 31, 1994         October 31, 1994
                               ---------------------    -------------------
              Revenue                 $195,524,000             $596,528,000
              Gross Profit              36,238,000              103,836,000
              Net Income                 4,670,000               11,010,000


(9)  Tender Offer:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

    Cash, including short-term instruments and U.S. government and other securities, is the Company's primary source of liquidity. Cash, including short-term instruments and U.S. government and other marketable debt securities decreased by $78,363,000 to $113,341,000 at October 31, 1995 from $191,704,000 at January 31, 1995. This decrease was primarily due to distributions to Ronald
S. Haft as part of the Settlement (see Note 5 to the Consolidated Financial Statements), Trak Auto's repurchase of approximately 310,000 shares of its outstanding common stock, capital expenditures and operating activities.

    For the quarter ended October 31, 1995, the Company realized a pre-tax yield of approximately 5.7% on United States Treasury Bills and approximately 6.3% on the marketable debt securities.

    Operating activities used $15,801,000 of the Company's funds for the nine months ended October 31, 1995 compared to $15,458,000 of the Company's funds for the same period one year ago. The primary use of cash for the nine months ended October 31, 1995 was for payments for Trak Auto and Crown Books increased levels of merchandise inventory, payments against the Company's closed facility and restructuring reserves and payment of current liabilities.

    Investing activities provided $31,202,000 to the Company for the nine months ended October 31, 1995, compared to using $68,287,000 for the same period last year. The primary source of funds for the nine months ended October 31, 1995 was the sale and maturity of marketable debt securities and net disposition of United States Treasury Bills and was partially offset by Trak Auto's repurchase of its outstanding common stock, the deconsolidation of the CMREC joint ventures and by capital expenditures. The primary use of funds for the nine months ended October 31, 1994 was due to the deconsolidation of Shoppers Food.

    The Company used $48,931,000 and $3,732,000 for net financing activities for the nine months ended October 31, 1995 and 1994, respectively. The primary use of funds during the nine months ended October 31, 1995 was due to the distributions to Ronald S. Haft as part of the Settlement (see Note 5 to the Consolidated Financial Statements).


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

Liquidity and Capital Resources, Continued

Books format. During the thirty-nine weeks ended October 28, 1995, Crown Books charged approximately $970,000 against this reserve in connection with the closing, relocation, expansion or conversion of approximately 17 stores. These charges consisted primarily of unrecoverable lease costs (including buyouts of remaining lease terms) and the remaining book value of leasehold improvements and store fixtures for stores that have closed. Also during the thirty-nine weeks ended October 28, 1995, Crown Books reversed $1,231,000 of this reserve for costs relating to stores that were closed under negotiated lease settlement terms that were more favorable than originally anticipated and for changes in planned closing dates for other stores.

       In the year ended January 29, 1994, Crown Books determined that seven of the smaller Super Crown Books stores (typically 6,000 - 10,000 square feet) opened in prior years were no longer competitive in the current market environment and in light of the industry's movement to larger stores. Accordingly, Crown Books recorded an additional restructuring charge of $6,200,000 in the year ended January 29, 1994, representing the anticipated costs (unrecoverable lease costs and the remaining book value of leasehold improvements and store fixtures subsequent to management's estimate of the stores' closing dates) associated with closing, relocating and converting these stores to the new, larger prototype. During the thirty-nine weeks ended October 28, 1995, Crown Books charged $33,000 against this reserve in connection with the closing and relocation of one store to the larger prototype. Also during this period, Crown Books concluded that one store originally scheduled for closure will no longer be closed and reversed approximately $566,000 of the restructuring reserve. Crown Books presently expects to complete the restructuring related to these six stores during the next 12 months.

       The activity in restructuring reserve during the thirty-nine weeks ending October 28, 1995 is summarized as follows:

       Restructuring Reserve as of January 28, 1995          $10,515,000
       Less: Costs charged against reserve                    (1,003,000)
          Reversal of reserve                                 (1,797,000)
                                                             -----------
       Restructuring reserve as of October 28, 1995          $ 7,715,000
                                                             ===========

       During the thirty-nine weeks ended October 28, 1995, Crown Books charged certain costs for closed stores relating to unrecoverable lease costs and leasehold improvements against the closed store reserve. Crown Books reversed approximately $2,000,000 of the reserve for a store that will no longer be closed in Houston, Texas, pursuant to a Crown Books' Board of Directors August 10, 1995 decision to remain in the Houston market and due to improving operating performance of that store. An additional $2,107,000 of the reserve was reversed

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations, (Continued)

Liquidity and Capital Resources, Continued

for costs relating to other stores that were closed under negotiated lease settlement terms that were more favorable than originally anticipated and changes in planned closing dates for other stores.

       The activity in the closed store reserve during the thirty-nine weeks ending October 28, 1995 is summarized as follows:

       Closed store reserve as of January 28, 1995             $20,241,000
       Less: Cost charged against the reserve                   (1,953,000)
                 Reversal of reserve for closed stores          (4,107,000)
                                                               -----------
       Closed store reserve as of October 28, 1995             $14,181,000
                                                               ===========

       Crown Books will continue to evaluate the performance and future viability of its remaining stores and may close additional stores in the future. No reserves for these stores have been recorded. The closings of these small and under performing stores may, where appropriate, be coordinated with the opening of Super Crown Books stores in those markets where Crown Books plans to maintain or expand its presence. A commitment has been made to accelerate the opening of stores in the Super Crown Books format.

       At October 29, 1994, Crown Books planned opening 28 new Super Crown Books stores over the next twelve months. At October 28, 1995 Crown Books had opened eleven Super Crown Books stores since October 29, 1994 and subsequent to October 28, 1995 opened eight Super Crown Books stores. Crown Books' management plans the opening of an additional 30 Super Crown Books stores varying in size from 12,000 to 18,000 square feet over the next twelve months. These stores will total approximately 450,000 square feet of new space.

    At October 31, 1995, Crown Books had signed leases for seventeen new Super Crown Books store locations. Trak Auto had signed leases for eight new Super Trak or Super Trak Warehouse stores and signed amendments for additional space at three existing stores for Super Trak or Super Trak Warehouse stores.

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations, (Continued)


Results of Operations

Trak Auto

    During the thirty-nine weeks ended October 28, 1995, Trak Auto opened or converted five Super Trak stores and 13 Super Trak Warehouse stores, and closed or converted eight Super Trak stores and 25 classic Trak stores. At October 28, 1995, Trak Auto had 267 stores, including 103 Super Trak stores and 20 Super Trak Warehouse stores.

    Sales of $254,244,000 during the thirty-nine weeks ended October 28, 1995 decreased by $12,171,000 or 4.6% compared to the same period one year ago while sales of $88,226,000 during the thirteen weeks ended October 28, 1995 decreased $622,000 or .7% compared to the same period one year ago. The decreases were primarily attributable to a net decrease in the number of stores and, during the thirteen weeks ended April 29, 1995, to the overall mild winter conditions in Chicago and Washington, D.C. and the rains and flooding in Los Angeles. Comparable sales (stores open more than one year) decreased 3.9% and 0.7%, respectively, for the thirty-nine weeks and thirteen weeks ended October 28, 1995. Sales for comparable Super Trak Stores decreased 2.6% for the thirty-nine weeks and remained unchanged for the thirteen weeks ended October 28, 1995. Sales for comparable classic Trak stores decreased 5.0% and 1.5% for the thirty-nine weeks and thirteen weeks ended October 28, 1995. Sales for Super Trak and Super Trak Warehouse stores represented 55.3% and 57.5% of total sales during the thirty-nine weeks and thirteen weeks ended October 28, 1995 compared to 40.7% and 45.2 % for the thirty-nine weeks and thirteen weeks ended October 29, 1994.

    Interest and other income increased by $559,000 and $113,000 during the thirty-nine weeks and thirteen weeks ended October 28, 1995, respectively when compared to the prior year, largely due to higher interest rates on Trak Auto's short-term investments.

       Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 74.1% and 74.2% for the thirty-nine weeks and thirteen weeks ended October 28, 1995 compared to 72.6 % and 73.0% (excluding the $2,080,000 closed store reserve) for the same periods in the prior year. The increases were due primarily to higher occupancy costs for Super Trak and Super Trak Warehouse stores and were partially offset by increased store margins.

    Selling and administrative expenses were 20.1% and 19.8% as a percentage of sales for the thirty-nine weeks and thirteen weeks ended October 28, 1995 compared to 19.8% and 20.0% for the thirty-nine weeks and thirteen weeks ended October 29, 1994. The increase for the thirty-nine weeks was due primarily to

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations, (Continued)


Results of Operations, Continued

increased payroll costs as a percentage of sales (actual payroll dollars decreased) and to increased health benefit costs. The decrease for the thirteen weeks was due primarily to improved payroll leveraging against sales.

       Depreciation and amortization expenses decreased $631,000 for the thirty-nine weeks ended October 28, 1995 compared to the same period one year ago. The decrease was due to the store point-of-sale register system being fully depreciated.

       The effective income tax rate was 37.1% for the thirty-nine weeks ended October 28, 1995 compared to 30.7% for the thirty-nine weeks ended October 29, 1994. The increase was attributable to a reversal of Deferred Tax Valuation allowance during the thirty nine week period ending October 29, 1994. As of October 29, 1995, Trak Auto has a capital loss carryforward of $180,000, which will expire in the year 2010.


Crown Books

    Sales of $185,161,000 for the thirty-nine weeks ended October 28, 1995 decreased by $21,034,000 or 10.2% over the same period one year ago while sales of $60,250,000 for the thirteen weeks ended October 28, 1995 decreased by $8,124,000 or 11.9% over the same period one year ago. The decreases were primarily the result of closing 67 stores since January 1, 1995. Comparable sales (sales for stores open for fifteen months) decreased 4.3% and 3.7% during the thirty-nine weeks and thirteen week periods. Sales for Super Crown Books stores represented 64.1% and 53.6% of total sales for the thirty-nine weeks ended October 28, 1995 and October 29, 1994, respectively and 66.9% and 55.3% of total sales for the thirteen weeks ended October 28, 1995 and October 29, 1994, respectively. Super Crown Books stores sales of $118,694,000 and $40,331,000 for thirty-nine weeks and thirteen weeks ended October 28, 1995, respectively, increased 7.3% and 6.6% over the same periods in the prior year. Sales for comparable Super Crown Books stores decreased 2.4% and 1.9% for the thirty-nine and thirteen weeks ended October 28, 1995, respectively. Classic Crown Books stores' sales of $66,467,000 and $19,919,000 for the thirty-nine weeks and thirteen weeks ended October 28, 1995, respectively, decreased 30.5% and 34.8% from the same periods in the prior year and sales for comparable classic Crown Books stores decreased 7.0% and 6.7% during the thirty-nine and thirteen weeks ended October 28, 1995.

    During the thirty-nine weeks ended October 28, 1995, Crown Books closed 29 Classic Crown Books stores and one Super Crown Books store. At October 28,

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations, (Continued)


Results of Operations, Continued

1995, Crown Books had 173 stores, including 76 Super Crown Books stores. Subsequent to October 28, 1995, Crown Books closed three additional classic stores and opened eight Super Crown Books stores.

    Interest and other income increased by $655,000 and $271,000 during the thirty-nine and thirteen weeks ended October 28, 1995, respectively, when compared to the same periods one year ago. The increases were primarily due to higher interest rates on Crown Books' short-term investments.

    Cost of sales, store occupancy and warehousing as a percentage of sales were 83.3% and 83.7% for the thirty-nine weeks and thirteen weeks ended October 28, 1995 compared to 82.9% and 83.6% for the same periods last year, respectively. The increases are primarily due to store occupancy costs associated with the Super Crown Books format and were partially offset by increased store margins as a result of a favorable change in the sales mix as well as improved controls over store shrink and purchasing.

    Selling and administrative expenses as a percentage of sales were 19.0%
and 20.1% for the thirty-nine weeks and thirteen weeks ended October 28, 1995 compared to 24.0% and 42.1% for the same periods last year. The decreases were due primarily to the prior year accruals for Robert M. Haft's judgement and legal costs. Excluding these accruals, selling and administrative expenses as a percentage of sales were 15.5% and 16.4% during the thirty-nine and thirteen weeks ended October 29, 1995. The increased selling and administrative expenses, excluding the accruals, were primarily due to increased payroll and advertising costs and continuing costs associated with Crown Books' Executive Committee.

    Depreciation expense increased $225,000 for the thirty-nine weeks ended October 28, 1995 compared to the same period one year ago. The increase was primarily due to increased fixed assets for new Super Crown Books stores, an upgrade to the point-of-sale register system and additional computer hardware at the distribution centers.

    Interest expense increased by $668,000 due to interest accrued for the Robert M. Haft judgment.

       During the thirty-nine weeks and thirteen weeks ended October 28, 1995, Crown Books reversed approximately $4,107,000 and $998,000 of its closed store reserve. In addition, Crown Books reversed $1,797,000 and $1,231,000 of its restructure reserves during the thirty-nine weeks and thirteen weeks ended October 28, 1995 (see Liquidity and Capital Resources).

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations, (Continued)


 Results of Operations, Continued

       Crown Books recorded a tax benefit of $363,000 for the thirty-nine weeks ended October 28, 1995, as compared to a tax benefit of $11,734,000 for the same period one year ago. Crown Books recorded a $2,500,000, valuation allowance in fiscal year 1995 due to the uncertainty relating to the timing of the reversal of certain of taxable temporary differences during periods when Crown Books has taxable income.

Total Beverage

       During the nine months ended October 31, 1995, Total Beverage opened two new stores that increased its number of stores to four.

       Total Beverage sales were $18,415,000 and $7,187,000 during the nine months and three months ended October 31, 1995 compared to $16,629,000 and $5,620,000 for the same periods one year ago. The increases were due to comparable store sales increases of 3.1% for the nine months ended October 31, 1995 and to the increased number of stores for the three months ended October 31, 1995.

       Cost of sales and store occupancy as a percentage of sales were 81.3% and 81.2% during the nine months and three months ended October 31, 1995 compared to 85.0% and 83.5% for the same periods one year ago. The decreases were primarily due to increased store margins and to a lesser extent better leverage on fixed occupancy costs due to increased sales.

       During the three months ended October 31, 1995, Total Beverage reversed its $4,751,000 closed store reserve as a result of a buyout of the remainder of the lease term. Total Beverage had recorded the closed store reserve of approximately $5.6 million during the three months ended October 31, 1994.

       Before the reversal of the closed store reserve, Total Beverage recorded net operating losses of $1,110,000 and $428,000 during the nine months and three months ended October 31, 1995 compared to net operating losses of $2,578,000 and $1,031,000 during the nine months and three months ended October 31, 1994. Management of the Corporation and Total Beverage believe that the Total Beverage concept is viable and that with more stores to absorb overhead costs, Total Beverage will generate a reasonable return on investment.

Cabot-Morgan Real Estate

       See Note 1 to the Consolidated Financial Statements for a description of the distribution of the CMREC joint ventures to Ronald S. Haft in connection with the Settlement.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations, (Continued)

Results of Operations, Continued

Dart Group and Other Corporate

    Interest and other income increased $1,723,000 and $294,000 during the nine months and three months ended October 31, 1995 when compared to the same periods in the prior year. The increase for the nine months ended October 31, 1995 was primarily due to the Corporation's decision to invest in United States Treasury Bills as its bankers' acceptances matured during the first six months of last year and in addition, increases for the nine months and three months were due to higher interest rates on the Corporation's short term instruments.

    Administrative expenses (excluding $54.0 million in reserves recorded last year) increased $3,191,000 and $2,323,000 during the nine months and three months ended October 31, 1995, primarily due to the compensation expense of Ronald S. Haft's employment contract (see Note 5 to the Consolidated Financial Statements) and costs associated with the Executive Committee and shareholder litigation.

    Interest expense increased by $2,150,000 and $610,000 during the nine months and three months ended October 31, 1995 when compared to the same periods in the prior year. The increases were the result of interest accrued for the Pennsy Warehouse Lease reserve and the Robert M. Haft judgement.

    Trak Auto, Crown Books and Shoppers Food file separate income tax returns. CMREC, Total Beverage and Dart Financial are included in the Corporation's income tax returns. The Corporation's current net operating loss was not tax benefitted as a result of the complete utilization of all available carrybacks.

       As a result of the Corporation's operating loss for the nine months ended October 31, 1995, a net tax operating loss carryforward of $22,936,000 and a capital loss carryforward of $11,331,000 was created. The Corporation's cumulative total net tax operating loss carryforward is $41,271,000. All net operating loss and capital loss carryforwards will expire by fiscal 2011. In addition, the Corporation has an Alternative Minimum Tax credit carryforward of approximately $1,010,000. The Corporation has a deferred tax valuation allowance of $27,602,000 as of October 31, 1995. Management will continue to evaluate the need for a valuation allowance on a periodic basis.

Effect of New Financial Accounting Standards

    The Company is required to adopt the Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan. Implementation of the standard is not expected to have a significant impact on the financial statements.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations, (Continued)


       The Company is also required to adopt SFAS No. 121, Accounting for Long Lived Assets, no later than its fiscal year ending February 1, 1997. The Company has not determined the impact of this recently issued accounting standard on The Company's consolidated financial statements.

       The Company is also required to adopt Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation, no later than its fiscal year ending February 1, 1997. Implementation of this standard is not expected to have a significant impact on the financial statements.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

       Material legal proceedings pending against the Corporation or its subsidiaries are described (i) in the Corporation's Annual Report on Form 10-K for the year ended January 31, 1995 (the "Annual Report"), (ii) in the Corporation's Quarterly Report on Form 10-Q for the quarter ended July 31, 1995 (the "Second Quarter 10-Q"), and (iii) with respect to material developments in such earlier reported legal proceedings and any new material legal proceedings, below.

       Robert M. Haft Employment Litigation

       As discussed in more detail in the Annual Report, on September 20, 1994, a jury in the case captioned Robert M. Haft v. Dart Group Corporation, et al. (D. Del., Civ. A. No. 93-384-SLR) found that the Corporation and Crown Books had breached their respective employment contracts with Robert M. Haft and awarded him damages against the Corporation and Crown Books.

       In October 1995, the U.S. District Court for the District of Delaware denied the motion of the Corporation and Crown Books for a new trial and/or reduction of damages. On October 16, 1995, the Corporation, Crown Books and Trak Auto filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit.

       Derivative Litigation

       As discussed in more detail in the Annual Report, in September 1993, Alan R. Kahn and the Tudor Trust, shareholders of the Corporation, filed a lawsuit in the case captioned Alan R. Kahn, et al. v. Herbert Haft, et al. (Del. Ch., Civ. A. No. 13154), naming as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, Bonita A. Wilson, Combined Properties, Inc., Combined Properties Limited Partnership and Capital Resources Limited Partnership. This suit was brought derivatively and names as nominal defendants the Corporation, Trak Auto, Crown Books and certain other subsidiaries of the Corporation. The complaint, as amended, alleges waste, breach of fiduciary duty, violation of securities laws and entrenchment.

       In connection with a settlement of certain litigation reached between the Corporation and Ronald S. Haft, on October 11, 1995, the plaintiff shareholders, Ronald S. Haft, Combined Properties, Inc., the Corporation, Trak Auto and Crown Books entered into a Stipulation and Agreement of Compromise, Settlement and Release (the "Stipulation"). Pursuant to the Stipulation, the claims against Ronald S. Haft and Combined Properties, Inc. will be dismissed on the merits and with prejudice as against the shareholder plaintiffs and the Corporation and its subsidiaries, provided, however, that the Settlement and dismissal of these claims are approved by the Delaware Court of Chancery.

       Ronald S. Haft Stock Options

       As discussed in more detail in the Annual Report, on September 12, 1994, Ronald S. Haft filed a lawsuit against the Corporation (Ronald S. Haft v. Dart Group Corporation, Del. Ch., Civ. A. No. 13736) in the Delaware Court of Chancery for New Castle County seeking a court order that the Corporation issue certain shares of Class B Common Stock to him and grant him a loan in connection with his exercise of a stock option. In connection with this proceeding, on September 14, 1994, a Standstill Agreement (the "Standstill Agreement") agreed to on behalf of the Corporation and Ronald S. Haft was ordered by the Delaware Court of Chancery. The Standstill Agreement restricted certain actions of the Corporation until further order of the court.

       In connection with the Settlement, on October 6, 1995, Ronald S. Haft, the Corporation and the Kahn derivative plaintiffs stipulated to the dismissal without prejudice of this lawsuit. In filing such stipulation with the court, the parties recognized that the dismissal of this lawsuit would result in the termination of the Standstill Agreement.

       Herbert H. Haft's Proxy

       As discussed in more detail in the Second Quarter 10-Q, on July 18, 1995, Ronald S. Haft filed a lawsuit against Herbert H. Haft and, nominally, the Corporation, in the Delaware Court of Chancery for New Castle County (Ronald S. Haft v. Herbert H. Haft, et al., Del. Ch., Civ. A. No. 14425) seeking, among other things, a declaration that a proxy granted in July 1993 to Herbert H. Haft by Ronald S. Haft to vote 172,730 shares of Class B Common Stock is revocable.

       On November 14, 1995, the court denied a motion filed by Ronald S. Haft for summary judgment in this lawsuit.

       Challenge to Settlement by Robert, Gloria and Linda Haft

       On October 17, 1995, Robert M. Haft, Gloria G. Haft and Linda G. Haft (collectively, "RGL") filed a lawsuit captioned Gloria G. Haft, et al. v. Larry
G. Schafran, et al., Del. Ch., Civ. A. No. 14620, in the Delaware Court of Chancery for New Castle County naming as defendants the Corporation and all of its directors. RGL seek (i) to remove all of the directors of the Corporation and replace them with three individuals (John L. Mason, Ellen V. Sigal and Michael Ryan), whom RGL purport to have elected and (ii) a ruling by the court that the shares of Class B Common Stock placed in a voting trust (the "Trust

Shares") by Ronald S. Haft pursuant to the Settlement are "treasury shares" owned by the Corporation and, consequently, are not entitled to vote under Delaware corporate law.

       The Corporation's position is that this lawsuit is without merit and that the purported action by RGL to reconstitute the Board of Directors is invalid.

       Challenge to Settlement by Herbert H. Haft

       On November 6, 1995, Herbert H. Haft filed a lawsuit captioned Herbert
H. Haft v. Dart Group Corporation, et al., Del. Ch., Civ. A. No. 14685, in the Delaware Court of Chancery for New Castle County naming as defendants the Corporation, all of its directors except Herbert H. Haft, RGL, John L. Mason, Ellen V. Sigal and Michael Ryan. Herbert H. Haft seeks a judgment (i) declaring the Settlement unlawful, hence null and void; (ii) declaring either that 172,730 shares of Class B Common Stock belong to him, were wrongfully sold by Ronald S. Haft to the Corporation, and that Herbert H. Haft is entitled to restitution of such shares or, alternatively, that his purportedly irrevocable proxy on the 172,730 shares continues to be valid; (iii) declaring that Herbert
H. Haft retains voting control of the Corporation or, at a minimum, 34.55% of the Corporation's voting power; (iv) declaring that the Trust Shares may not be lawfully voted; and (v) declaring that defendants John L. Mason, Ellen V. Sigal and Michael Ryan are not duly elected directors of the Corporation.

       The Corporation's position is that this lawsuit, except for the declaration sought that defendants John L. Mason, Ellen V. Sigal and Michael Ryan are not duly elected directors of the Corporation, is without merit. Herbert H. Haft disagrees with the Corporation's position.

       Standstill Order

       In connection with the Kahn lawsuit and the legal challenges to the Settlement raised by RGL and Herbert H. Haft, on December 6, 1995, the Delaware Court of Chancery entered a Standstill Order (the "Standstill Order"), which restricts certain actions by the Corporation until further order of the court. The Standstill Order is incorporated herein by reference and attached hereto as
Exhibit 99.1.

                                   Signatures


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DART GROUP CORPORATION




Date   December 15, 1995          By        Herbert H. Haft
      --------------------            -----------------------------
                                            HERBERT H. HAFT
                                         Chief Executive Officer





Date   December 15, 1995                     Robert A. Marmon
      --------------------            -----------------------------
                                             ROBERT A. MARMON
                                           Treasurer and Chief
                                            Financial Officer

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                          Exhibit
                          Number           Document
                          ------           ---------
                             27            Financial Data Schedule

                             99.1          Standstill Order, dated December 6,
                                           1995


         (b)     Reports on Form 8-K


       The Corporation has filed one Current Report on Form 8-K during the quarter ended October 31, 1995.

       1. The Corporation filed a Current Report on Form 8-K on October 10, 1995, reporting under Item 1 (Changes in Control of Registrant) and Item 5 (Other Events) a settlement with Ronald
                 S. Haft. Such Current Report on Form 8-K included a pro forma balance sheet as of July 31, 1995 and income statement for the six months ended July 31, 1995, on a preliminary basis, the effects of the Settlement transactions, as if those transactions had occurred on July 31, 1995.


       The Corporation has filed one Form 8-K subsequent to the quarter ending October 31, 1995.

       1. On November 1, 1995, the Corporation filed a Current Report on Form 8-K reporting under Item 1 (Changes in Control of Registrant) and Item 5 (Other Events) a lawsuit filed on October 17, 1995 against the Corporation and its directors by Gloria G. Haft, Robert M. Haft and Linda G. Haft.