Form 10-K
period 1996-01-31
DART GROUP CORP
filed 1996-04-30
CIK 26938

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-K
(Mark One)
/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended January 31, 1996
                                                     ----------------

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from __________ to __________
Commission file number 0-1946
                       ------

                           DART GROUP CORPORATION
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Delaware                                  53-0242973
- -------------------------------         -----------------------------------

(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

3300 75th Avenue, Landover, Maryland                    20785
- -------------------------------------  -------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code         (301) 731-1200
                                                  ---------------------------

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:

                Class A Common Stock, Par Value $1.00 per share
- --------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x  .  No      .
                                              ------     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  (   )

At April 30, 1996, the registrant had 1,764,908 shares of Class A Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant was approximately $98,664,000. The Class B
Common Stock, of which there are 327,270 shares outstanding, is the only voting stock and is not publicly traded.

All of the Registrant's voting stock, Class B Common Stock, is held by affiliates.

The exhibit index begins at page 171 of this Form 10-K.

                               Table of Contents

                                                                                                            Page
                                                                                                            ----

                                                                PART I
                                                                ------
Item 1.          Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3

Item 2.          Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            18

Item 3.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            22

Item 4.          Submission of Matters to a Vote of
                   Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            30

                                                               Part II
                                                               -------

Item 5.          Market for the Registrant's Common Equity and
                   Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . .            30

Item 6.          Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            31

Item 7.          Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            33

Item 8.          Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . .            51

Item 9.          Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . .           113

                                                               Part III
                                                               --------

Item 10.         Directors and Executive Officers of the
                   Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           114

Item 11.         Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           117

Item 12.         Security Ownership of Certain Beneficial Owners
                   and Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           129

Item 13.         Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . .           133

                                                               Part IV
                                                               -------

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . . .           135

                                     PART I

Forward-looking Statements

        Statements in this report that are not historical in nature, including references to beliefs, anticipations or expectations, are forward-looking.
Such statements are subject to a wide variety of risks and uncertainties that could cause actual results to differ materially from those projected, including the results of ongoing litigation affecting the Company (defined below), the Company's ability to open new stores and close other stores, the effect of national and regional economic conditions, the availability of capital to fund operations and other risks described from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements, which revisions may be made to reflect any future events or circumstances, other than through its regular quarterly and annual financial statements, and through the accompanying discussion and analysis contained in the Company's Quarterly Reports on Form 10-Q and Annual Report on Form 10-K, which will contain disclosure concerning the Company's actual results of operations and financial condition during the period covered by such reports.

Item 1.   Business

     Dart Group Corporation ("Dart") was incorporated in Delaware in 1960 and operates retail discount auto parts stores through Trak Auto Corporation ("Trak Auto"), retail discount book stores through Crown Books Corporation ("Crown Books"), retail discount beverage stores through Total Beverage Corporation ("Total Beverage"), a real estate company through Cabot-Morgan Real Estate Company ("CMREC"), and until July 31, 1994, a financial business which purchased bankers' acceptances through Dart Group Financial Corporation ("Dart Financial"). Dart, Trak Auto, Crown Books, Total Beverage, CMREC, Dart Financial and Dart's other direct and indirect wholly-owned and majority-owned subsidiaries and majority owned partnerships are referred to collectively as the "Company". Dart owns 67.3% of the common stock of Trak Auto, 51.4% of the common stock of Crown Books, 100% of the common stock of Total Beverage, 100% of the common stock of CMREC and 100% of the common stock of Dart Financial. Dart engages in the retail discount grocery business through its ownership of 50% of the common stock of Shoppers Food Warehouse Corp. ("Shoppers Food").
The common stocks of Trak Auto and Crown Books are quoted on The Nasdaq National Market ("Nasdaq") under the symbols TRKA and CRWN, respectively.

     On January 31, 1996, there were 276 Trak Auto, 172 Crown Books, 34 Shoppers Food and four Total Beverage stores. CMREC owns interests in five real estate joint ventures that own and operate four shopping centers and an office building. Dart Financial currently holds no financial instruments.

Item 1. Business

Trak Auto Operations

      Trak Auto operates retail discount auto parts stores in the metropolitan areas of Washington, D.C.; Richmond, Virginia; Chicago, Illinois; Los Angeles, California; and Pittsburgh, Pennsylvania.

      Trak Auto is engaged in the retail sale of a wide range of automobile parts and accessories for the do-it-yourself market. Trak Auto's products include "hard parts" (such as alternators, starters, shock absorbers, fan belts, spark plugs, mufflers, thermostats, and wheel bearings), as well as motor oil, oil filters, headlights, batteries, waxes, polishes, anti-freeze and windshield wipers. A typical "Classic Trak" store carries 10,000 different item numbers or SKU's. Trak Auto does not sell tires and does not provide automotive service or installation.

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

      During the year ended January 28, 1995, Trak Auto expanded its Super Trak concept to include Super Trak Warehouse stores. These stores are typically between 13,000 and 25,000 square feet and carry approximately 35,000 SKU's. The added SKU's are composed of additional application parts.

      Trak Auto has successfully opened or converted 113 Super Traks and 30 Super Trak Warehouse stores. Trak Auto plans to continue to convert Classic Trak stores into Super Trak and Super Trak Warehouse stores and open new stores as opportunities present themselves in Trak Auto's five metropolitan markets as well as new markets.

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

      Trak Auto's merchandising philosophy is to develop strong consumer recognition and acceptance of its name by use of mass-media advertising to promote a broad selection of products at low prices. Trak Auto emphasizes quality customer service through knowledgeable personnel and advanced technology such as electronic parts look-up, POS and computerized do-it-yourself aids in all stores.

      Classic Trak stores range in size from approximately 5,000 to 6,000 square feet, Super Trak stores range in size from 6,000 to 11,000 square feet, and Super Trak Warehouse stores range in size from approximately 13,000 to 25,000 square feet. Trak Auto's stores use modern fixtures and equipment and the interiors have been standardized, so that the interiors of new stores can be assembled quickly. The stores are open seven days a week. No store contributed more than 1.0% to Trak Auto's consolidated sales during the year ended February 3, 1996.

      The following table sets forth by metropolitan area the locations of Trak Auto's stores for each of the last five fiscal years.

                                           Number of Stores
                                        at end of fiscal year
                                   --------------------------------
Metropolitan Area                  1992   1993   1994   1995   1996
- -----------------                  ----   ----   ----   ----   ----
 Baltimore, Maryland .........        6      0      0      0      0
 Chicago, Illinois ...........       99     99     97     86     79
 Los Angeles, California .....      121    119    116    104     96
 Pittsburgh, Pennsylvania             0      0      0      0     14
 Richmond, Virginia ..........       15     15     15     11     10
 San Diego, California........       11      0      0      0      0
 Washington, D.C. ............       81     84     86     81     77
                                   ----   ----   ----   ----   ----
          Total ..............      333    317    314    282    276

      The following tables set forth the number of stores of each of Classic Trak, Super Trak, and Super Trak Warehouse that were opened, closed or remodeled during each of the last five fiscal years, as well as the total number of such stores as of the end of each such fiscal year.

Super Trak Stores                  1992   1993   1994   1995   1996
- -----------------                  ----   ----   ----   ----   ----
 Opened during the year............   -     12     62     34     17
 Closed or converted to Super Trak
   Warehouse during the year.......   -      -      1      1     10

Super Trak Warehouse Stores
- ---------------------------
 Opened during the year ...........   -      -      -      7     23


                                    1992   1993   1994   1995   1996
                                    ----   ----   ----   ----   ----
Classic Trak Stores
- -------------------
 Opened during the year............   19      6      1      -      -
 Closed or converted to Super Trak
 or Super Trak Warehouse during
 the year..........................   17     34     65     72     36

Total Open at End of Year
- -------------------------
 Super Trak Stores.................    -     12     73    106    113
 Super Trak Warehouse Stores.......    -      -      -      7     30
 Classic Trak Stores...............  333    305    241    169    133

      During the fourth quarter of fiscal 1996, Trak Auto acquired the assets of 14 stores in Pittsburgh, PA, for approximately $6.2 million. This acquisition places Trak Auto with the largest market share in a viable new market. At this date, the stores are undergoing remodeling and should be converted to the Trak Auto concept by mid-year. Additional sites are currently being negotiated with the intention of growing this new market to over 20 stores over the next two years.

      Trak Auto believes that its superstore concept presents significant growth opportunities and intends to open new Super Trak and Super Trak Warehouse stores in existing and possibly new markets. As of February 3, 1996, Trak Auto had entered into lease agreements to open seven new stores and amendments to existing lease agreements to convert two Classic Trak stores into Super Trak or Super Trak Warehouse stores. In addition, Trak Auto may from time to time expand its retail operations through acquisitions of existing stores from third parties in existing and possibly new markets.

      Trak Auto intends to continue its practice of reviewing the profitability trends and prospects of existing stores. Trak Auto may from time to time close, relocate or sell stores (or groups of stores) that are not satisfying certain performance objectives.

Store Closings and Restructuring Costs

      Trak Auto continually evaluates its store operations and the need to close, relocate, or expand stores or convert existing Classic Trak stores into Super Trak or Super Trak Warehouse stores. Trak Auto recognizes store closing costs when management determines to close a store. In prior years, Trak Auto has also recognized the anticipated costs for closing, relocating, expanding and converting existing stores to the Super Trak and Super Trak Warehouse concept. The costs associated with store closings and restructuring efforts are primarily unrecoverable lease obligations (rent, real estate taxes and common area charges, net of estimated sublease income) and the book value of leasehold improvements as of the actual or estimated closing date of a store.

      As of February 3, 1996, Trak Auto had reserves of $4,491,000 for store closings and restructurings. The restructuring reserve relates to 21 stores that have been closed or converted into Super Trak or Super Trak Warehouse stores and an additional 15 stores identified to be closed or converted but which have remained open. The closed store reserve relates to eight Classic Trak stores that were closed apart from Trak Auto's restructuring efforts. The activity in the closed store and restructuring reserves during the last two years follows:

                                                      1996          1995
                                                  -----------   -----------
Reserve, beginning of year                        $ 6,945,000   $ 7,797,000
Less: Net provision recorded/(Charges)             (2,454,000)     (852,000)
                                                  -----------   -----------
Reserve, end of year                              $ 4,491,000   $ 6,945,000
                                                  ===========   ===========


      Included in the activity for fiscal 1996 is an additional closed store and restructure reserve net provision of $673,000.

      The lease obligation allocable to related party leases is approximately $939,000. The closed store and restructuring reserves as of February 3, 1996 are expected to be utilized as follows:


                  Fiscal
                   Year                  Total
                  ------                 -----
                   1997                $1,324,000
                   1998                 1,027,000
                   1999                   976,000
                   2000                   372,000
                   2001                   327,000
                   2002-2005              465,000
                                       ----------
                   Total               $4,491,000
                                       ==========


      The amount recorded for future lease obligations has been estimated at 95% of the total lease obligation after the closing date because Trak Auto believes that certain alternatives (subleasing and favorable lease buy-outs) to abandonment may be available. Since the recorded reserve represents an estimate based upon anticipated closing dates and the book value of the leasehold improvements at the time the store is closed, the ultimate amount of costs associated with store closing is subject to change in the future.

      Trak Auto will continue to evaluate the performance and future viability of its stores and may close or convert additional stores in the future.

Crown Books Operations

      Crown Books is a retailer operating discount specialty stores. These stores offer popular hardback and paperback books, newspapers, magazines, books on tape, videos, computer software, reference materials and other items and accessories.

      Crown Books responds to the demand for books at prices below the publishers' and manufacturers' suggested retail prices and provides quality service to its customers. Crown Books sells hardbacks on The New York Times best seller list at 40% below the publishers' suggested retail prices, paperbacks on The New York Times best seller list at 25% below the publishers' suggested retail prices, other new books at 10% to 25% below the publishers' suggested retail prices, and magazines at 10% below the publishers' suggested retail prices. All other merchandise is sold at a discount from the manufacturers' suggested retail price. Crown Books sells publishers' over-stock, reprints and former best sellers at significant discounts from the publishers' original suggested retail prices. In addition, Crown Books allows customers at all stores to special order books not stocked in inventory at discount pricing. Merchandise is generally purchased directly from a large number of publishers and suppliers. Crown Books is not dependent on any single publisher or supplier.

      Crown Books advertises extensively, primarily through newspapers and direct mail, stressing its discount pricing policy. Crown Books satisfies regional and local consumer preferences by tailoring the selections and quantities of books that it makes available in individual stores. Crown Books also arranges for special appearances and book autograph sessions with recognized authors to attract customers and to build and reinforce customer awareness of its stores.

      All major merchandising decisions concerning pricing, advertising and promotional campaigns, as well as the initial ordering of inventory for each store, are managed centrally at Crown Books' headquarters in Landover, Maryland. Over 80% of the merchandise is shipped directly from publishers to the stores. Best sellers and other books that are purchased in large quantities are often shipped directly from the publishers to Crown Books' regional warehouses for distribution to the stores. Inventories are monitored both at stores and in the central office in Landover, Maryland, to determine purchase requirements. In general, unsold books and magazines can be returned to the publishers for credit.

      Super Crown Books operates discount retail book superstores. The first Super Crown Books store opened in 1990 and Crown Books has continued to expand the Super Crown Books concept. The stores carry as many as 80,000 titles, nearly eight times the number of titles as a "classic" Crown Books ("Classic Crown Books") store. Super Crown Books stores also carry a wider selection of non-book products and accessories.

      Classic Crown Books stores range in size from approximately 2,000 to 3,000 square feet and Super Crown Books stores range in size from approximately
6,000 to 35,000 square feet.   The Super Crown Books stores permit more
effective and economic utilization of space. The interior of the stores is standardized, so that the stores can be assembled quickly. Most of the stores are open seven days a week.

      All Super Crown Books stores and all Classic Crown Books stores have computerized point of sale and inventory management systems ("systems"). The systems enable store personnel to scan bar coded merchandise resulting in less time to process the sales transaction with more accurate pricing. The systems are designed to provide detailed inventory information on an item basis to store management.

      In selecting specific store sites, Crown Books considers numerous factors, including local demographics, desirability of available leasing arrangements, proximity to existing Company operations and competitors, and overall retail activity. Crown Books clusters its stores in selected market areas to maximize advertising, distribution and management resources. Within a selected market area, Crown Books generally locates its stores in strip shopping centers and urban street locations. Compared to large enclosed malls, Crown Books believes that the strip shopping centers and urban street locations typically charge less rent and provide greater consumer awareness and convenience.

      The following table sets forth by metropolitan area the locations of Crown Books' stores for each of the last five fiscal years:

                                           Number of Stores
                                         at end of fiscal year
                                ------------------------------------
Metropolitan Area:               1992    1993    1994    1995   1996
- ------------------               ----    ----    ----    ----   ----

 Washington, D.C. ...........      61      59      60      47     43
 Los Angeles, California ....      79      76      68      59     51
 Chicago, Illinois ..........      43      43      43      37     32
 San Francisco, California ..      30      30      31      24     20
 San Diego, California ......      20      20      17      12      9
 Houston, Texas .............       5       3       6       6      6
 Seattle, Washington ........      16      16      15      11     11
                                 ----    ----    ----    ----    ---
   Total.....................     254     247     240     196    172
                                 ====    ====    ====    ====   ====


      The following tables set forth the number of stores of each of Classic Crown Books and Super Crown Books that were opened, closed or remodeled during each of the last five fiscal years, as well as the total number of such stores as of the end of each fiscal year.

                                1992    1993    1994    1995    1996
                                ----    ----    ----    ----    ----
Super Crown Books stores:
- -------------------------
   Opened during the year....      9      13      37      12      16
   Closed during the year....      -       -       4       3       2

Classic Crown Books stores:
- ---------------------------
   Opened during the year....      4       -       5       2       -
   Closed during the year....     18      20      45      55      38
   Remodeled during the year.      7       2       -       -       -

Total Stores Open at January 31
- -------------------------------
   Super Crown Books stores..     15      28      61      70      84
   Classic Crown Books stores    239     219     179     126      88

      Crown Books believes that its superstore concept presents significant growth opportunities and intends to open new Super Crown Books stores in existing and possibly new markets. As of February 3, 1996, Crown Books had entered into lease agreements to open 14 new stores. In addition, Crown Books intends to continue its practice of reviewing the profitability trends and prospects of existing stores and may close or relocate under-performing stores.

Restructuring Reserves

      In fiscal years 1993 and 1994, Crown Books determined that a number of the smaller Crown Books stores were not competitive in the changing market environment evidenced by an industry movement to larger stores. Consequently, Crown Books recorded restructuring charges totaling $12,800,000 during the two years for the anticipated costs for closing, relocating, expanding and converting existing stores to the Super Crown Books concept. The costs primarily represent unrecoverable lease obligations (net of estimated sublease income) and the book value of leasehold improvements from the estimated closing date. The activity in the restructuring reserves during the last two years follows:

                                                   1996           1995
                                               ------------   ------------
Restructuring Reserve, beginning of year       $ 10,515,000   $ 11,960,000
  Costs charged against the reserve              (1,439,000)    (1,445,000)
  Reversal of reserves                           (2,051,000)         -
                                               ------------   ------------
Restructuring Reserve, end of year             $  7,025,000   $ 10,515,000
                                               ============   ============

      In fiscal 1996, Crown Books reversed a portion of the restructuring reserve as a result of (i) stores that were closed under negotiated lease settlements that were more favorable than expected, (ii) the postponement of certain store closings, and (iii) management's decision not to close one store that had been scheduled for closing.

      The remaining restructuring reserve relates to 27 stores, of which 10 have been closed as of February 3, 1996, with lease obligations ranging from three to 108 months. The lease obligation allocable to related party leases is approximately $623,000. The restructuring reserve as of February 3, 1996 is expected to be utilized as follows:

                                    Leasehold
Fiscal             Lease           Improvements
 Year            Obligations        & Fixtures            Total
- ------           -----------       ------------        -----------
1997             $   760,000       $     76,000        $   836,000
1998               1,425,000            704,000          2,129,000
1999               1,246,000              -              1,246,000
2000                 891,000              -                891,000
2001                 629,000              -                629,000
2002-2005          1,294,000              -              1,294,000
                 -----------       ------------        -----------
Total            $ 6,245,000       $    780,000        $ 7,025,000
                 ===========       ============        ===========


      Since the recorded restructuring reserve represents an estimate based upon anticipated closing dates and the book value of the leasehold improvements at the time the store is closed, the actual amount of costs associated to store closing in the future may be different from the reserve.

Store Closing Reserve

      Crown Books continually evaluates its store operations and the need to close stores that do not perform satisfactorily. Crown Books recognizes store closing costs when management determines to close a store. The costs primarily represent unrecoverable lease obligations (net of estimated sublease income) and the book value of leasehold improvements from the estimated closing date. The activity in the closed store reserves during the last two years is as follows:

                                                1996            1995
                                            ------------   -------------
Closed Store Reserve, beginning of year     $ 20,241,000   $   1,000,000
Add:
  Closed store charges recorded                    -          19,768,000
Less:
  Charges against the reserve                 (2,648,000)       (527,000)
  Reversal of reserves                        (6,743,000)          -
                                            ------------   -------------
Closed Store Reserve, end of year           $ 10,850,000   $  20,241,000
                                            ============   =============

      In fiscal 1996, Crown Books reversed a portion of the closed store reserve as a result of (i) stores that were closed under negotiated lease settlements that were more favorable than expected, (ii) the postponement of certain store closings, and (iii) management's decision not to close one store that had been scheduled for closing.

      The remaining closed store reserve relates to 112 stores, of which 31 have been closed as of February 3, 1996, with lease obligations ranging from one to 92 months. The lease obligation allocable to related party leases is approximately $1,674,000. The closed store reserve as of February 3, 1996 is expected to be utilized as follows:

                                 Leasehold
Fiscal           Lease          Improvements
 Year         Obligations        & Fixtures           Total
- ------        -----------       ------------       -----------
1997          $ 2,111,000       $    779,000       $ 2,890,000
1998            2,118,000            665,000         2,783,000
1999            2,235,000            463,000         2,698,000
2000              835,000              -               835,000
2001              710,000              -               710,000
2002-2005         934,000              -               934,000
              -----------       ------------       -----------
Total         $ 8,943,000       $  1,907,000       $10,850,000
              ===========       ============       ===========

      Since the recorded closed store reserve represents an estimate based upon anticipated store closing dates and the book value of the leasehold improvements at the time the store is closed, the actual amount of costs associated to store closing is subject to change in the future and may be different from the reserve. Crown Books will continue to evaluate the performance and future viability of its remaining stores and may close additional stores in the future. Crown Books has not recorded any reserve for any such possible future store closings.

Shoppers Food Operations

     Shoppers Food operates retail discount grocery stores that sell groceries, meats, produce, beer and wine, baked goods, cigarettes, health and beauty aids and have a deli department. The stores are located in the Washington, D.C. metropolitan area, a warehouse is located in Landover, Maryland and office facilities are located in Lanham, Maryland. Dart owns 50% of the common stock of Shoppers Food.

    In June 1994, one of the other shareholders of Shoppers Food exercised his right to reacquire one share of Shoppers Food Class B common stock, thereby reducing Dart's ownership to exactly 50%. As a result, the accounts of Shoppers Food are consolidated with Dart's through May 28, 1994, but not thereafter.

     Shoppers Food has a high volume discount pricing marketing strategy. Shoppers Food stores are operated primarily on a self-service basis and customers bag or box their own groceries. The stores sell popular brand names at discount prices as well as manufacturers' or distributors' specials.

       The following table sets forth the total number of open stores as of the end of each of the last five fiscal years and the number of stores opened, closed and remodeled during each of the last five years.

                                                 Number of Stores
                                                   January 31,
                                     ------------------------------------
                                     1992    1993    1994    1995   1996
                                     ----    ----    ----    ----   ----
Total Open.....................        31      34      35      33     34

Opened during the year.........         7       4       2       -      1
Closed during the year.........         -       1       1       2      -
Remodeled during the year......         1       1       2       -      -


Total Beverage Corporation

     Total Beverage operates retail discount beverage superstores in the Washington, D.C. metropolitan area. The stores carry a wide range of foreign and domestic beers and wines as well as non-alcoholic beverages. Dart organized Total Beverage Corporation on January 26, 1993 and purchased the assets for the first store on February 27, 1993 from Shoppers Food for approximately $1,494,000. In October 1993, Total Beverage opened two additional stores and after 14 months of disappointing sales volume at one location, closed that store. During the year ended January 31, 1995, Total Beverage recorded a closed store reserve of approximately $5,595,000 for future lease obligations associated with this store and, during the year ended January 31, 1996, reversed approximately $4,720,000 as a result of a negotiated buyout of the lease. During the year ended January 31, 1996, Total Beverage opened two new stores. During the fourth quarter of the year ended January 31, 1996, management decided that it would close one of those stores in fiscal 1997 due to disappointing sales volume and recorded a closed store reserve of approximately $2,950,000 for future lease obligations.

      The following table sets forth the number of stores open at the end of each fiscal year and the number of stores opened or closed during each fiscal year.

                                                               Number of Stores
                                                            ----------------------
                                                            1994      1995    1996
                                                            ----      ----    ----
                 Total open at end of year..                   3         2       4

                 Opened during the year.....                   3         -       2
                 Closed during the year.....                   -         1       -

Cabot-Morgan Real Estate Company

     CMREC, a wholly-owned subsidiary, owns the majority interest in five real estate joint ventures that own four shopping centers and an office building in the Washington, D.C. metropolitan area. The remaining partnership interests in these joint ventures are owned by partnerships in which the partners are members of the Haft family. As part of the RSH Settlement (defined below), Ronald S. Haft and entities controlled by him receive 99% of the ordinary income and loss generated from these properties. In addition, Dart and CMREC agreed to the sale of the properties. The sale is to occur on terms to be arranged by Ronald S. Haft prior to October 6, 2000. Under terms of the RSH Settlement, CMREC will retain the first $2.0 million of its share of proceeds from such sales and, if certain conditions relating to the RSH Settlement are satisfied, the next $47.0 million of CMREC's share of proceeds will be payable to Ronald S. Haft. Combined Properties, Inc., a Haft controlled entity, manages the shopping centers and office building for the joint ventures. Trak Auto, Crown Books, Shoppers Food and Total Beverage have stores in some of these shopping centers.

Dart Financial Operations

     Dart Financial bought and held bankers' acceptances until July 31, 1994, when all the bankers' acceptances matured and Dart Financial discontinued buying and holding such financial instruments. The funds were returned to Dart in the form of United States Treasury Bills.

Competition

     The market for the products offered by the Company's retail discount specialty operations is highly competitive. The stores compete with retail outlets, including drug stores, supermarkets, department stores, hardware stores, variety stores, auto parts stores and book stores. Competitors range from small independent stores to large regional and national chains, many of which have greater resources than the Company. The stores encounter strong competition with respect to the prices at which they sell their products and services.

Seasonality

      Crown Books' sales, net income and working capital for the quarter ended January 31 have historically been substantially higher than for any of the previous three quarters. Crown Books' inventory and accounts payable have historically been higher at the end of the third quarter than for any other quarter for the year. The fourth quarter results of operations have historically been sufficient to satisfy to a substantial degree the third quarter accounts payable requirements.

      Trak Auto's business is somewhat seasonal in nature, with the highest sales occurring in the second and third fiscal quarters (May through October). Sales for the combined second and third quarters in each of the fiscal years 1996 and 1995 were 51% of total annual sales. Extremely hot or cold weather tends to enhance sales by causing a higher incidence of parts failure, thus increasing sales of seasonal products. Rain or snow, however, tends to reduce sales by causing deferral of elective maintenance.

      Management does not believe Dart's other partially or wholly-owned businesses are affected by seasonality to any material extent.

Employees

     On January 31, 1996, the Company employed approximately 3,600 full-time and 3,150 part-time persons (excluding Shoppers Food). The Company considers its relations with employees to be good.

Changes in Management

      On September 7, 1994, the Board of Directors of Dart established an Executive Committee comprised of Dart's outside directors to conduct the affairs of Dart with respect to matters that were the subject of dispute between the Chairman of the Board and Chief Executive Officer of Dart, Herbert
H. Haft, and the then President and Chief Operating Officer of Dart, Ronald S. Haft. On October 11, 1994, the Board of Directors of Trak Auto, Crown Books and Total Beverage each established an Executive Committee of their respective Boards of Directors comprised of the same outside directors, with authority parallel to that of Dart's Executive Committee. The disputes between Herbert
H. Haft and Ronald S. Haft concerning issues involving Dart have been extensive. Accordingly, the Executive Committee assumed day-to-day involvement in these disputed issues and other matters affecting Dart, in particular matters relating to litigation to which Dart is a party. While the Executive Committee remains involved in the day-to-day affairs of Dart, its continuing role is dependent upon future developments.

      In connection with the RSH Settlement (defined below), Ronald S. Haft resigned his positions as a director and officer of Dart and each of its subsidiaries. The Standstill Order (defined below) contemplates that Ronald S. Haft will continue as a director of Dart while the Standstill Order is in effect. (Herbert H. Haft contends that Ronald S. Haft is no longer a director.)

      In October 1994, Robert A. Marmon was appointed to serve on an interim basis as Treasurer and Chief Financial Officer of Dart and Crown Books and as Principal Financial Officer of Trak Auto. Effective February 29, 1996, Mr. Marmon resigned as Treasurer and Chief Financial Officer of Dart and as an officer of Dart's subsidiaries. Dart is currently seeking a new Treasurer and Chief Financial Officer.

  Settlement with Ronald S. Haft

      On October 6, 1995, Dart and Ronald S. Haft entered into a settlement of certain litigation and other related transactions (collectively, the "RSH Settlement"). For a more detailed discussion of the RSH Settlement, see Note 6 to Dart's Consolidated Financial Statements (Item 8 - Financial Statements and Supplementary Data) and Dart's Current Report on Form 8-K, dated October 10, 1995. The RSH Settlement transactions are subject to legal challenge. See
Item 3 - Legal Proceedings. If sustained, the RSH Settlement transactions were intended to have the effect, by their terms, of transferring majority control of Dart's voting stock to one or more voting trustees under a Voting Trust Agreement (the "Voting Trust Agreement"), by and among Ronald S. Haft, Dart and Larry G. Schafran and Sidney B. Silverman, as initial Voting Trustees. On December 28, 1995, the initial Voting Trustees resigned and appointed Richard
B. Stone as successor Voting Trustee. If the RSH Settlement transactions are not sustained, there could be a significant effect on the Company's financial statements, the extent of which cannot be readily determined.

Standstill Order

      In connection with legal challenges to the RSH Settlement, on December 6, 1995, the Delaware Court of Chancery entered a Standstill Order (the "Standstill Order"), which restricts certain actions by Dart. Without further order of the court, Dart may not (i) change its Certificate of Incorporation or Bylaws; (ii) change the current composition of Dart's Board of Directors (Herbert H. Haft, Ronald S. Haft, Larry G. Schafran, Bonita A. Wilson and Douglas M. Bregman) or any of its subsidiaries; (iii) change the current Haft family officers of Dart or any of its subsidiaries; or (iv) issue any additional securities of Dart or any of its subsidiaries (except employee stock options issued in the ordinary course of business). In addition, without first giving Herbert H. Haft and certain other litigants not less than seven days' written notice, Dart may not take any extraordinary actions, including but not limited to actions that would result in (a) the liquidation of Dart or any of its subsidiaries, (b) the sale of any major subsidiary of Dart or (c) the disadvantage of any Class B stockholder of Dart through any debt transaction. For purposes of the

Standstill Order, the phrase "extraordinary actions" means any transaction, contract or agreement, the value of which exceeds $3 million. See Item 3 - Legal Proceedings.

Segment Information

See Note 16 to the Consolidated Financial Statements.

Item 2.  Properties

      Dart Group Corporation

      Dart leases its headquarters building and distribution center of approximately 271,000 square feet in Landover, Maryland from a private partnership in which members of the Haft family own all of the beneficial interests. The lease is for 30 years and six months, commenced in 1985, and provides for increasing rental payments over the term of the lease. The current annual rental is $2,014,000 and the lease requires the additional payment of maintenance, utilities, insurance and real estate taxes. Dart has sublet 210,000 square feet of the headquarters building and distribution center to Trak Auto and 28,000 square feet to Crown Books.

      In addition, Dart has a lease agreement with the aforementioned partnership for land near the headquarters building and distribution center. The lease is coterminous with the headquarters building and distribution center lease and provides for current annual rental of $35,000 with increases of 3% per year. Dart, Trak Auto and Crown Books each pay a pro-rata share of the rent in proportion to their use of the headquarters building and distribution center.

      As part of the RSH Settlement, Ronald S. Haft agreed to transfer the real estate and partnership interests controlled by him in the headquarters and distribution center to Dart (or its subsidiaries) and to reduce the rent.
These transfers and rent reductions are subject to contingencies, including bankruptcy court approval, mortgagee approval, challenges brought by Herbert H. Haft concerning the extent of Ronald S. Haft's ownership interest in the property and claims asserted by Robert M. Haft and Linda G. Haft regarding the extent to which Ronald S. Haft controls the aforementioned partnerships. See
Note 6 to Dart's Consolidated Financial Statements (Item 8 - Financial Statements and Supplemental Data).

     Trak Auto

     All of Trak Auto's 276 stores are leased. As of February 3, 1996, the total minimum payments for Trak Auto's retail stores (excluding closed stores) aggregated approximately $154,213,000 to lease expiration dates. The lease expiration dates (without regard to renewal options) range from 1996 to 2015. Twenty-three of these leases are with entities in which members of the Haft family have all or substantially all the beneficial interest, two are with CMREC shopping centers and two are subleased from Crown Books.

      Trak Auto leases a 176,000 square foot warehouse located in Bridgeview, Illinois from a private partnership in which Haft family members own all of the partnership interests. The lease is for thirty years and six months, provides for rental payments increasing approximately 15% every five years over the term of the lease and commenced in 1984. The current annual rental is $728,000.
The lease also requires Trak Auto to pay for maintenance, utilities, insurance and real estate taxes on the warehouse. Under the terms of the lease agreement,

Dart is jointly and severally liable for the lease obligations.

      Trak Auto also leases a 317,000 square foot warehouse located in Ontario, California from a private partnership in which Haft family members own all of the partnership interests. The lease is for 20 years and provides for increasing rental payments, based upon the Consumer Price Index for the Los Angeles area, over the term of the lease. The lease commenced in 1989. The current annual rental is $1,374,000. The lease also requires Trak Auto to pay for maintenance, utilities, insurance and real estate taxes on the warehouse.

      As part of the RSH Settlement, Ronald S. Haft agreed to transfer the real estate and partnership interests controlled by him in the Bridgeview and Ontario warehouses to Dart (or its subsidiaries) and to reduce Dart's rent. These transfers and rent reduction are subject to contingencies, including bankruptcy court approval, mortgagee approval, challenges brought by Herbert H. Haft concerning the extent of Ronald S. Haft's ownership interest in the property and claims asserted by Robert M. Haft and Linda G. Haft regarding the extent to which Ronald S. Haft controls the partnership owning the Bridgeview property. See Note 6 to Dart's Consolidated Financial Statements (Item 8 - Financial Statements and Supplemental Data).

     Crown Books

     All of Crown Books' 172 stores are leased. As of February 3, 1996, the total minimum payments for Crown Books' retail stores (excluding closed stores) aggregated approximately $101,133,000 to the lease expiration dates. The lease expiration dates (without regard to renewal options) range from 1996 to 2010. Nine of these leases are with entities in which members of the Haft family have all or substantially all the beneficial interest and three are with CMREC shopping centers.

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

     Shoppers Food

     Shoppers Food leases 34 stores. As of July 1, 1995, the total minimum payments for Shoppers Food's retail stores under lease aggregated approximately $165,284,000 to the lease expiration dates. The lease expiration dates (without regard to renewal options) range from 1996 to 2013. At July 1, 1995, nine of these leases were with entities in which members of the Haft family have all or substantially all the beneficial interest and one is with a CMREC shopping center.

     Shoppers Food has a lease agreement with a limited partnership, in which members of the Haft family and the owners of the other 50% interest in Shoppers Food own all of the beneficial interests, for approximately 86,000 square feet of space in an office building in Lanham, Maryland. The lease commenced January 1991, is for 20 years and the current annual rental is $1,247,000. Shoppers Food has sublet approximately 30,000 square feet of the office to unaffiliated third parties.

      Total Beverage

      Total Beverage's four stores are leased. As of February 3, 1996, the total minimum payments for Total Beverage's retail stores under lease aggregated approximately $13,139,000 to the lease expiration dates. The lease expiration dates (without regard to renewal options) range from 2002 to 2005. Subsequent to February 3, 1996, Total Beverage closed one of the stores included above. The three lease agreements for the open stores are with partnerships in which members of the Haft family have all or substantially all the beneficial interest.

      CMREC

      CMREC owns a majority interest in five real estate joint ventures that own four shopping centers located in Greenbelt and Silver Spring, Maryland, and Fairfax and Prince William County, Virginia and one office building located in Fairfax, Virginia. Under the terms of the RSH Settlement, CMREC receives 1% of
the ordinary income and losses generated by the joint ventures.   Ronald S.
Haft and entities controlled by him receive the remaining 99%. In addition, Dart and CMREC agreed to the sale of the five properties. The sale is to occur on terms to be arranged by Ronald S. Haft prior to October 6, 2000. Under terms of the RSH Settlement, CMREC will retain the first $2.0 million of its share of proceeds from such sales and, if certain conditions relating to the RSH Settlement are satisfied, the next $47.0 million of CMREC's share of proceeds will be payable to Ronald S. Haft. The non-CMREC interests in these properties are owned by partnerships in which members of the Haft family own all the beneficial interests. In the event the RSH Settlement is not sustained, the accounting treatment of the transferred interests could be significantly affected. See Note 6 to Dart's Consolidated Financial Statements (Item 8 - Financial Statements and Supplemental Data) and Item 3 - Legal Proceedings.

      Pennsy Warehouse Facility

      As previously disclosed, the Executive Committee undertook a legal review of leases covering approximately 533,800 square feet of space in certain warehouses located at 3301 Pennsy Drive, Landover, Maryland (the "Pennsy Leases"). By their terms, the Pennsy Leases, which run to 2016, require annual rental payments of $855,000 subject to escalation in 1996 and thereafter based on increases in the Consumer Price Index. The lease terms also require the lessee to pay real estate taxes, insurance, utilities and maintenance expenses. Trak Auto subleases 6,500 square feet of warehouse space in Warehouse III Addition at an annual rental of $21,000. The Trak Auto sublease continues on a month-to-month basis. Shoppers Food Warehouse sublets 20,000 square feet of warehouse space at approximately $6,000 per month.

      As a result of the Executive Committee's review, on February 10, 1995, Dart filed a complaint in Circuit Court for Prince George's County, Maryland, alleging breaches of fiduciary duty, waste and other irregularities by certain members of the Haft family and others in connection with the Pennsy Leases and, in particular, with the resumption of rental payments for these warehouses in 1991 following the bankruptcy of the prior tenant. The complaint seeks rescission of the Pennsy Leases, restitution of rent paid since 1991 and other monetary damages. With respect to Pennsy Warehouse II, III and III Addition (but not Pennsy Warehouse I), Dart is paying only that portion of its rent necessary to cover debt service. The balance of the rent called for in these leases is being paid into escrow, pending resolution of this litigation. See
Item 3. - Legal Proceedings and Notes 4, 5, 7 and 8 to the Consolidated Financial Statements.

      As part of the RSH Settlement, Ronald S. Haft and Dart have agreed to various transactions relating to the Pennsy Leases. The primary intent of these transactions is to transfer ownership of Pennsy Warehouses II, III and III Addition to a Dart-controlled company in which Ronald S. Haft retains an interest, to later transfer Ronald S. Haft's interest in that company to Dart and to reduce the excessive rents paid by Dart. The transactions may be subject to challenges brought by Herbert H. Haft concerning the extent of Ronald S. Haft's ownership interest in certain of the properties. In the event the RSH Settlement is not sustained, the accounting treatment of the transferred interests could be significantly affected. See Note 6 to Dart's Consolidated Financial Statements (Item 8 - Financial Statements and Supplemental Data) and Item 3 - Legal Proceedings.

      The Executive Committees of Dart, Crown Books and Trak Auto have also undertaken a legal review of other leasing arrangements and real estate related transactions between the Company and Haft-owned entities. The Executive Committees have not yet determined whether other actions will be taken as a result of this legal review.

Item 3.  Legal Proceedings

Robert M. Haft Employment Litigation

      In August 1993, Robert M. Haft, a former president of Crown Books and Dart, filed a lawsuit in the United States District Court for the District of Delaware, Robert M. Haft v. Dart Group Corporation, et al. (D. Del. Civ. A. No. 93-384), naming as defendants Dart and two of its subsidiaries, Crown Books and Trak Auto. The complaint, as amended, alleged breach of contract regarding various employment, stock option, stock incentive and loan agreements and sought declaratory judgment regarding a stock incentive agreement and a possible right by Robert M. Haft to acquire an interest in Total Beverage, all in connection with the termination of Robert M. Haft's employment in June 1993. The complaint, as amended, sought unspecified damages, costs and attorneys' fees.

      On September 20, 1994, a jury found that Dart had breached its employment contract with Robert M. Haft and awarded him damages against Dart (equivalent to the compensation projected to be due over a ten-year period) in the amount of $18,856,964. The jury also found that Crown Books had breached an employment agreement with Robert Haft and awarded him damages (equivalent to the compensation projected to be due over a ten-year period) against Crown Books in the amount of $12,800,910.

      The jury also found that Robert M. Haft did not voluntarily terminate his employment within the meaning of his Incentive Stock Agreement ("ISA") with Crown Books. Under the terms of the ISA, a voluntary termination by Robert M. Haft of his employment would have allowed Crown Books to repurchase all or a portion of 100,000 shares of stock issued to Robert Haft by Crown Books pursuant to the ISA, subject to certain transfer restrictions, in return for a non- interest bearing promissory note, discounted at an effective rate of 11%, for $203,750, due January 2, 2004. The jury's finding would preclude Crown Books from making such a repurchase.

      Robert M. Haft asked the judge presiding over the case to award him additional damages in the amount of approximately $2.4 million based on the failure of Crown Books to deliver 100,000 shares of unrestricted common stock of Crown Books, which he would have a right to receive under the ISA in the event of his termination without cause by Crown Books, when he demanded them in August 1993. Robert M. Haft also requested a declaratory judgment on his claim against Dart, Crown Books and Trak Auto arising from certain stock options granted to him by those corporations and his claim that he has a purchase option for an interest in Total Beverage.

      On February 22, 1995, the federal district court in Robert M. Haft's employment litigation made the following rulings against Dart, Crown Books and Trak Auto:

(a) The court found that Robert M. Haft was entitled to damages in the amount of $2,146,250, plus interest, based on the failure of Crown Books to deliver 100,000 shares of unrestricted Crown Books Common Stock when he demanded them in August of 1993;

(b) The court found that Robert M. Haft was entitled to exercise certain employee stock options under the 1981 and 1992 Stock Option Plans of Dart, the Crown Books Stock Option Plan adopted March 12, 1987, and the Trak Auto Corporation Stock Option Plan adopted March 24, 1987. As to options that had expired during the pendency of the case, the court extended the time for exercise for a period equal to the period from June 30, 1993 to the expiration date. As to options that had not yet expired, the court extended the exercise date for a period equal to the period from June 30, 1993 until final judgment was entered. (Under the relevant plans, Robert M. Haft would be entitled to exercise options for 50,000 of Class A Common Stock of Dart having exercise prices of $71.50 - $104.50 per share, 80,000 shares of Crown Books Common Stock having exercise prices of $21.45 - $23.93 per share and 40,000 shares of Trak Auto Common Stock having exercise prices of $6.60 - $13.75 per share.); and

(c) The court found that Robert M. Haft has the right to purchase for $149,400 ten percent of Dart's interest in the entity that acquired the assets of Total Beverage's Chantilly, Virginia store.

      The court entered final judgment on all claims in this lawsuit on March 23, 1995. On April 6, 1995, Dart and Crown Books filed with the court a motion for a new trial and/or reduction of damages challenging the court's breach of contract findings, damages awards and certain evidentiary rulings. In October 1995, the court denied such motion. On October 16, 1995, Dart, Crown Books and Trak Auto filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit.

      The Company has reserved approximately $34.6 million (including accrued interest of $2.9 million) for these judgments.

Derivative Litigation

      In September 1993, Alan R. Kahn and the Tudor Trust (the "Kahn Derivative Plaintiffs"), shareholders of Dart, filed a lawsuit in the Delaware Court of Chancery for New Castle County naming as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, Bonita A. Wilson, Combined Properties, Inc. ("CPI"), Combined Properties Limited Partnership and Capital Resources Limited Partnership. The suit is brought derivatively and names as nominal defendants Dart, Trak Auto, Crown Books, Shoppers Food, Total Beverage and CMREC.

      The complaint, as amended on January 12, 1995, alleges waste, breach of fiduciary duty, violation of securities laws and entrenchment in connection with various lease agreements between the Combined Properties defendants and Dart and its subsidiaries, the termination of Robert M. Haft, the compensation paid to Ronald S. Haft and Herbert H. Haft, the employment agreement entered into by Ronald S. Haft and Dart on August 1, 1993 (the "RSH Employment Agreement"), the sale of 172,730 shares of Class B Common Stock by Herbert H. Haft to Ronald S. Haft, and the compensation paid to the Executive Committee. Plaintiffs seek an accounting of unspecified damages incurred by Dart, voiding of the options sold to Ronald S. Haft, appointment of a temporary custodian to manage the affairs of Dart or to oversee its recapitalization or sale and costs and attorneys' fees.

      On April 27, 1995, the Kahn Derivative Plaintiffs and the Special Litigation Committee of Dart's Board of Directors filed a Stipulation and Order which, if entered by the court, would (i) dismiss claims against Douglas M. Bregman and Bonita A. Wilson and (ii) realign Dart as a party plaintiff to the amended complaint. The court has not yet acted upon this Stipulation.

      In November 1993, Robert M. Haft filed another lawsuit in the Delaware Court of Chancery for New Castle County. The lawsuit names as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, and Bonita A. Wilson, and also names Dart as a nominal defendant. The complaint derivatively alleges interested director transactions, breach of fiduciary duty and waste in connection with the RSH Employment Agreement. Robert M. Haft also brings individual claims for breach of contract and dilution of voting rights in connection with the sale of shares of Class B Common Stock by Herbert H. Haft to Ronald S. Haft and the RSH Employment Agreement. The complaint seeks rescission of the sale of such shares and the RSH Employment Agreement, unspecified damages from the individual directors, and costs and attorneys' fees.

      In January 1994, a Special Litigation Committee consisting of two outside, independent directors of Dart, Crown Books and Trak Auto was appointed by the Board of Directors to assess, on behalf of Dart, whether to pursue, settle or abandon the claims asserted in these two derivative lawsuits. (Since the death of one member in December 1994, the Special Litigation Committee has consisted of one director.) In September 1994, the Special Litigation Committee moved for dismissal of certain claims in those derivative lawsuits and for realignment of the parties to permit Dart to prosecute other claims in those derivative lawsuits. This motion is still pending before the court.

      In connection with the RSH Settlement, on October 11, 1995, the plaintiff shareholders, Ronald S. Haft, Combined Properties, Inc., Dart, Trak Auto and Crown Books entered into a Stipulation and Agreement of Compromise, Settlement and Release (the "Stipulation"). Pursuant to the Stipulation, the claims against Ronald S. Haft and Combined Properties, Inc. will be dismissed on the merits and with prejudice as against the shareholder plaintiffs and Dart and its subsidiaries, if the RSH Settlement and dismissal of these claims are approved by the Delaware Court of Chancery.

      In September 1994, Jolien Lou, a purported shareholder of Crown Books, filed a lawsuit in the Delaware Court of Chancery for New Castle County naming as defendants Herbert H. Haft, Glenn E. Hemmerle, Ronald S. Haft, Douglas M. Bregman, H. Ridgely Bullock, Larry G. Schafran and Bonita A. Wilson. The suit is brought derivatively and names Crown Books as nominal defendant. The complaint, as amended on February 24, 1995, alleges waste and breach of fiduciary duty in connection with the termination of Robert M. Haft from his position at Crown Books in 1993 and in connection with the management of Crown Books. The amended complaint also alleges legal malpractice against a lawyer advising Dart at that time. Plaintiff seeks unspecified damages incurred by Crown Books, and costs and attorneys' fees. Ronald S. Haft and Glenn E. Hemmerle have been dismissed without prejudice from this lawsuit. The amended complaint does not name as a defendant H. Ridgely Bullock, who died subsequent to the filing of the original complaint. Crown Books and other defendants have filed a motion to dismiss this lawsuit.

      Given that these derivative lawsuits are brought in the name of Dart and its subsidiaries, recovery in them would inure to the benefit of Dart and its subsidiaries if the claims are successfully litigated or settled. Therefore, in the opinion of management, resolution of these actions will not have a material adverse effect on the consolidated financial condition or results or operations of the Company.

Pennsy Warehouse Litigation

      In fiscal 1995, the Executive Committee of Dart's Board of Directors undertook a legal review of the Pennsy Leases. By their terms, the Pennsy Leases, which run to 2016, require annual rental payments of $855,000 subject to escalation in 1996 and thereafter based on increases in the Consumer Price Index. The lease terms also require the lessee to pay real estate taxes, insurance, utilities, and maintenance expenses. At January 31, 1996, Dart had reserved approximately $18.5 million for the obligations represented by the Pennsy Leases.

      As a result of this review, on February 10, 1995, Dart filed a complaint (the "Pennsy Warehouse Litigation") in Circuit Court for Prince George's County, Maryland, alleging breaches of fiduciary duty, waste and other irregularities by certain members of the Haft family and others in connection with the Pennsy Leases and, in particular, with the resumption of rental payments for these warehouses in 1991 following the bankruptcy of the prior tenant, Dart Drug Stores, Inc. The complaint seeks rescission of the Pennsy Leases, restitution of approximately $4.2 million of rent paid since 1991 and other monetary damages.

Robert M. Haft Stock Option Litigation

      On February 10, 1995, Robert M. Haft filed a complaint in the United States District Court for the District of Delaware against Dart seeking specific performance or damages in connection with the refusal of Dart to issue shares of Class A Common Stock to him pursuant to his exercise of certain options purportedly granted to him by Dart. Robert M. Haft allegedly received these options on three separate occasions: (i) pursuant to the Dart Drug Corporation Executive Non-Qualified Stock Option Plan (the "1983 Plan"), under which Robert M. Haft allegedly received options to purchase 120,000 shares of Class A Common Stock; (ii) pursuant to the Dart Drug Corporation 1987 Executive Non-Qualified Stock Option Plan (the "1987 Plan"), under which Robert M. Haft allegedly received options to purchase 99,750 shares of Class A Common Stock; and (iii) pursuant to a Stock Option Agreement (the "1989 Agreement") dated as of August 30, 1989, among Dart, Dart/SFW Corp. ("Dart/SFW") and Robert M. Haft, under which Robert M. Haft allegedly received options to purchase 10 shares (or 10%) of common stock of Dart/SFW.

      Dart is contesting the validity of the options granted to Robert M. Haft pursuant to the 1983 Plan, the 1987 Plan and the 1989 Agreement. Dart filed a counterclaim on July 17, 1995 asking that the stock option plans and stock option agreement that are the subject of the litigation be declared void, rescinded and unenforceable.

Robert M. Haft Release Litigation

      On June 12, 1995, Robert M. Haft filed a complaint in the Superior Court of the District of Columbia against Dart seeking (i) an order declaring that a claimed release bars Dart from bringing suit against him in the Pennsy Warehouse Litigation, (ii) an injunction to bar Dart from filing certain other categories of future complaints against him based on the so-called release and
(iii) compensation for the costs of defense of the Pennsy Warehouse Litigation. The "release" relied upon in this litigation is also asserted by Robert M. Haft and Gloria G. Haft in the Pennsy Warehouse Litigation. Accordingly, Dart has moved to dismiss or stay the Superior Court case, asserting that the issue should be resolved in the earlier-filed Pennsy Warehouse Litigation where Dart contends that the "release" is ineffective for a variety of reasons. On February 27, 1996, the Superior Court ruled that this action should be stayed pending resolution of the Pennsy Warehouse Litigation.

Herbert H. Haft Proxy Litigation

      In connection with Herbert H. Haft's sale of 172,730 shares of Class B Common Stock to Ronald S. Haft on July 28, 1993 (the "Stock Sale Agreement"), Ronald S. Haft purportedly granted Herbert H. Haft an irrevocable proxy (the "Proxy") to vote these shares of stock "to the same extent and with the same effect as Ronald S. Haft might or could do under any applicable laws or regulations governing the rights and powers of shareholders of Dart," until Herbert H. Haft's death or incapacitation. On June 30, 1995, Ronald S. Haft sent a letter to Herbert H. Haft purportedly revoking this proxy.

      On July 18, 1995, Ronald S. Haft filed a lawsuit against Herbert H. Haft and, nominally, Dart in the Delaware Court of Chancery for New Castle County for Herbert H. Haft's alleged breach of contract and breach of fiduciary duties to Ronald S. Haft and to Dart in connection with the Proxy (Ronald S. Haft v. Herbert H. Haft, et al., Civ. A. No. 14425). In this action, Ronald S. Haft seeks a declaration that the Proxy is revocable or would be revocable under certain conditions, as well as costs and attorneys' fees. Ronald S. Haft also requests that the court require Dart to refuse to recognize the validity of the Proxy. On August 9, 1995, Herbert H. Haft filed an Answer and Counterclaim denying liability and requesting rescission of the Stock Sale Agreement because of Ronald S. Haft's alleged breach of contract and other grounds. On September 25, 1995, Dart filed its answer in this action. Both Ronald S. Haft and Herbert H. Haft have moved for summary judgment in this lawsuit. On November 14, 1995, the court denied Ronald S. Haft's motion for summary judgment; Herbert H. Haft's motion for summary judgment remains pending.

      As part of the RSH Settlement, on October 6, 1995, Dart purchased from Ronald S. Haft the 172,730 shares of Class B Common Stock that were subject to the Proxy. See Note 6 to Dart's Consolidated Financial Statements (Item 8 - Financial Statements and Supplemental Data).

Section 225 Action by Robert, Gloria and Linda Haft

      On October 17, 1995, Robert M. Haft, Gloria G. Haft and Linda G. Haft (collectively, "RGL") filed a lawsuit captioned Gloria G. Haft, et al. v. Larry
G. Schafran, et al., Del. Ch., Civ. A. No. 14620 (the "Section 225 Action"), in the Delaware Court of Chancery for New Castle County naming as defendants Dart and all of its directors. RGL seek an order, under Section 225 of the Delaware General Corporation Law, declaring that RGL validly removed all of Dart's directors and replaced them with three individuals (John L. Mason, Ellen V. Sigal and Michael Ryan), whom RGL purport to have elected. Such purported election is premised on RGL's contention that RGL own a majority of Dart's voting stock because, they argue, (i) the 172,730 Class B shares subject to Herbert H. Haft's proxy have been purchased by Dart and may not be voted and

(ii) the shares of Class B Common Stock placed in a voting trust (the "Trust Shares") by Ronald S. Haft pursuant to the RSH Settlement also are not entitled to vote because they have been unlawfully issued or they should be deemed to be owned by Dart.

      Dart's position is that this lawsuit is without merit and that the purported action by RGL to reconstitute the Board of Directors is invalid. On October 27, 1995, Dart filed a motion for summary judgment.

Challenge to RSH Settlement by Herbert H. Haft

      On November 6, 1995, Herbert H. Haft filed a lawsuit captioned Herbert H. Haft v. Dart Group Corporation, et al., Del. Ch., Civ. A. No. 14685, in the Delaware Court of Chancery for New Castle County naming as defendants Dart, all of its directors except Herbert H. Haft, RGL, John L. Mason, Ellen V. Sigal and Michael Ryan. Herbert H. Haft seeks a judgment (i) declaring the RSH Settlement unlawful, hence null and void; (ii) declaring either that 172,730 shares of Class B Common Stock belong to him, were wrongfully sold by Ronald S. Haft to Dart, and that Herbert H. Haft is entitled to restitution of such shares or, alternatively, that his purportedly irrevocable proxy on the 172,730 shares continues to be valid; (iii) declaring that Herbert H. Haft retains voting control of Dart or, at a minimum, 34.55% of Dart's voting power; (iv) declaring that the Trust Shares may not be lawfully voted; and (v) declaring that defendants John L. Mason, Ellen V. Sigal and Michael Ryan are not duly elected directors of Dart.

      Dart's position is that this lawsuit, except for the declaration sought that defendants John L. Mason, Ellen V. Sigal and Michael Ryan are not duly elected directors of Dart, is without merit. Herbert H. Haft disagrees with Dart's position. In the event Herbert H. Haft prevails, there could be a significant effect in the accounting treatment for the RSH Settlement that has been reflected in the Company's financial statements. See Note 6 to the Consolidated Financial Statements (Item-8).

Standstill Order

      In connection with the legal challenges to the RSH Settlement raised by RGL and Herbert H. Haft, on December 6, 1995, the Delaware Court of Chancery entered the Standstill Order, which restricts certain actions by Dart. Without further order of the court, Dart may not (i) change its Certificate of Incorporation or Bylaws; (ii) change the current composition of Dart's Board of Directors (Herbert H. Haft, Ronald S. Haft, Larry G. Schafran, Bonita A. Wilson and Douglas M. Bregman) or any of its subsidiaries; (iii) change the current Haft family officers of Dart or any of its subsidiaries; or (iv) issue any additional securities of Dart or any of its subsidiaries (except employee stock options issued in the ordinary course of business). In addition, without first giving Herbert H. Haft and the other parties to the Section 225 Action not less than seven days written notice, Dart may not take any extraordinary actions, including but not limited to actions that would result in (a) the liquidation of Dart or any of its subsidiaries, (b) the sale of any major subsidiary of Dart or (c) the disadvantage of any Class B stockholder of Dart through any debt transaction. For purposes of the Standstill Order, the phrase "extraordinary actions" means any transaction, contract or agreement, the value of which exceeds $3 million.

Other

      Dart is engaged in discussions with Haft family members to explore opportunities to settle litigation pending between the parties. There can be no assurance that any settlement will be reached or as to the terms or timing of any settlement, if one occurs.

      Pursuant to an agreement between Dart and the Securities and Exchange Commission ("SEC") resolving the SEC's investigation of Dart's status as an investment company under the Investment Company Act of 1940 (the "1940 Act"), on February 28, 1990, the SEC filed with the U.S. District Court for the District of Columbia a complaint for injunction and other relief against Dart alleging that Dart had been since June 30, 1984 an investment company as defined in the 1940 Act and had engaged in certain activities prohibited by the 1940 Act without registering as an investment company. The SEC sought in the complaint an injunction banning Dart and its representatives from engaging in activities prohibited by the 1940 Act without first registering as an investment company. At the same time, Dart, without admitting or denying these allegations, consented to the entry of a final judgment (1) enjoining Dart, should it become an investment company in the future, from engaging in certain activities prohibited by the 1940 Act in the absence of an applicable exemption or unless Dart is registered as an investment company, and (2) requiring Dart, on a quarterly basis for a three year period, to provide the SEC with certain information concerning the composition of its assets and income.

      Dart and Trak Auto are defendants in litigation (Rollerson v. Dart Group Corporation, et al., D.D.C. Civ. Action No. 95-CV-1172) involving a former employee of Trak Auto alleging sexual harassment. The suit claims $30 million in compensatory and punitive damages. Dart and Trak Auto have filed a motion for summary judgment and are awaiting a decision. While both Dart and Trak Auto are defending the suit vigorously and have made no accrual for this litigation, it is not possible to assess the likelihood of plaintiff's establishing liability against Dart or Trak Auto, nor predict the amount of damages that might be awarded in the event the claim succeeds.

      In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, liabilities, if any, will not have a material effect upon the consolidated financial condition and results of operations of the Company.

      The Company recorded expenses of approximately $7.2 million and $18.4 million during the years ended January 31, 1996 and 1995, respectively, for legal expenses incurred during these years. These amounts include estimated future expenses that likely will be necessary to resolve all litigation discussed above.

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

Class A Common Stock

                                                            Dividends
Quarter Ended               High             Low           Declared Per Share
- -------------               ----             ---           ------------------
April 30, 1994               87               78             .03 1/3
July 31, 1994                83               70             .03 1/3
October 31, 1994             90               71 3/4         .03 1/3
January 31, 1995             92               72             .03 1/3

April 30, 1995               98               73             .03 1/3
July 31, 1995                96               83 3/4         .03 1/3
October 31, 1995            100               79             .03 1/3
January 31, 1996             96 1/2           88 1/4         .03 1/3


      There were approximately 330 record holders of the Class A Common Stock as of April 30, 1996.

      No public trading market exists for the Class B Common Stock. Dart has never paid dividends to the holders of Class B Common Stock and does not expect to do so in the foreseeable future. There were 4 record holders of the Class B Common Stock as of April 30, 1996. See Item 3 - Legal Proceedings.

Item 6.   Selected Financial Data

Income Statement Data:  (in thousands, except per share data)

                                           Fiscal Year
                      ----------------------------------------------------
                        1996       1995     1994        1993       1992
                      --------- --------- ---------- ---------- ----------
Revenues              $ 678,136 $ 967,428 $1,376,543 $1,272,677 $1,195,148
Unusual items             -         -          -          3,894      -
Income (loss) before
  minority interests
  and income from
  unconsolidated
  subsidiary            (18,832)  (78,022)      (225)    11,652     18,113
Minority interests (1)   (4,647)    4,235     (6,512)    (8,143)   (11,802)
Income (loss) from
  unconsolidated
  subsidiary             10,055        (5)     -          -          -
Income (loss) before
  extraordinary item
  and cumulative
  effect of accounting
  change                (13,424)  (73,792)    (6,737)     3,509      6,311
Extraordinary item:
  Repurchase of
    debentures            -         -          -           (885)    (1,589)
Cumulative effect of
  change in account-
  ing principle (2)       -         -          -          1,135        -
                      --------- --------- ---------- ---------- ----------
Net Income (loss)     $ (13,424)$ (73,792)$   (6,737)$    3,759 $    4,722
                      ========= ========= ========== ========== ==========

Per share data:
Income (loss) before
  extraordinary item
  and cumulative
  effect of
  accounting change   $   (7.36)$  (39.57)$    (4.10)$     1.91 $     3.46
Extraordinary item:
  Repurchase of
    debentures            -          -           -         (.48)      (.87)
Cumulative effect of
  change in account-
  ing principle (2)       -           -           -         .62       -
                      --------- --------- ---------- ---------- ----------
Net Income (loss)     $   (7.36)$  (39.57)$    (4.10)$     2.05 $     2.59
                      ========= ========= ========== ========== ==========

Cash dividends
  declared per
  share of Class A
  common stock        $    0.13 $    0.13 $     0.13 $     0.13 $     0.13
                      ========= ========= ========== ========== ==========

Balance Sheet Data:                      (in thousands)
- -------------------
                                            Fiscal Year
                      ------------------------------------------------------
                         1996       1995       1994       1993       1992
                      ---------- ---------- ---------- ---------- ----------
Working capital       $ 119,101 $  180,415 $  281,242 $  267,801 $  260,374
Total assets (1)        470,565    706,489    802,898    722,379    696,395
Long-term
  Obligations            67,641    170,417    151,818    120,231     92,096
Stockholders'
  Equity                134,576    199,363    274,307    279,239    276,476

(1) As of January 31, 1996 Dart owned 67.3% of the common stock of Trak Auto and 51.4% of the common stock of Crown Books.

         The accounts of Shoppers Food are consolidated with Dart's through May 28, 1994, but not thereafter, as a result of a reduction of Dart's ownership to 50%. Dart's investment in Shoppers Food is reflected in the financial statements using the equity method of accounting for periods subsequent to May 28, 1994.

         On December 31, 1989, partnerships in which CMREC held a 75% interest purchased two shopping centers. The operating results of these partnerships are reported from January 1, 1990. On March 12, 1991, CMREC acquired a 51% interest in two partnerships that own the Greenbriar Town Center in Chantilly, Virginia. The operating results of these partnerships are reported from March 12, 1991. In January 1993, CMREC acquired a 51% interest in a partnership that owns Bull Run Plaza in Manassas, Virginia. The operating results of this partnership are reported from January 1, 1993. As a result of the RSH Settlement, CMREC's economic interests in these partnerships were reduced and, accordingly, the operating results of the CMREC real estate joint ventures are no longer reported as of October 6, 1995.
         In the event the RSH Settlement is not sustained, the accounting treatment of the transfer of the CMREC economic interests could be significantly affected.

(2) The 1993 cumulative effect of a change in accounting principles was the result of Trak Auto's adopting Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Information

         Dart does not conduct operations except through its subsidiaries, Trak Auto, Crown Books, Total Beverage and CMREC. Because Dart has no operations other than through its subsidiaries, the results of operations for Dart are reflected in the results of operations set forth below under headings relating to each subsidiary. As a holding company, Dart has served primarily to provide administrative support and strategic oversight and direction to its subsidiaries and their businesses.

         Dart's publicly traded Class A Common Stock has no right to vote. Dart's voting stock, the Class B Common Stock, has been beneficially owned by Haft family members.

         The termination of Robert M. Haft as President and Chief Operating Officer of Dart and as Chief Executive Officer and President of Crown Books in 1993, the appointment of Ronald S. Haft as President and Chief Operating Officer of Dart and the ensuing disagreements between Ronald S. Haft and Herbert H. Haft in 1994 has resulted in significant disputes over which Haft family members control Dart. As a result of these disputes, Dart has been involved in significant litigation involving Haft family members. See Item 3 - Legal Proceedings.

         On September 7, 1994, the Board of Directors of Dart established an Executive Committee comprised of Dart's outside directors to conduct the affairs of Dart with respect to matters that were the subject of dispute between the Chairman of the Board and Chief Executive Officer of Dart, Herbert
H. Haft, and the then President and Chief Operating Officer of Dart, Ronald S. Haft. On October 11, 1994, the Boards of Directors of Trak Auto, Crown Books and Total Beverage each established an Executive Committee of their respective Board of Directors comprised of the same outside directors, with authority parallel to that of Dart's Executive Committee. The disputes between Herbert Haft and Ronald Haft concerning issues involving Dart have been extensive. Accordingly, the Executive Committee assumed day-to-day involvement in these disputed issues and other matters affecting Dart, in particular matters relating to litigation to which Dart is a party. While the Executive Committee remains involved in the day-to-day affairs of Dart, its continuing role is dependent upon future developments.

         In connection with the RSH Settlement, Ronald S. Haft resigned his positions as a director and officer of Dart and each of its subsidiaries. The Standstill Order contemplates that Ronald S. Haft will continue as a director of Dart while the Standstill Order is in effect. (Herbert H. Haft contends that Ronald S. Haft is no longer a director.)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         On October 6, 1995, Dart and Ronald S. Haft entered into the RSH Settlement. See Note 6 to Dart's Consolidated Financial Statements (Item 8 - Financial Statements and Supplementary Data). The RSH Settlement transactions are subject to legal challenge. See Item 3 - Legal Proceedings. If sustained, the RSH Settlement transactions were intended to have the effect, by their terms, of transferring majority control of Dart's voting stock to one or more voting trustees under the Voting Trust Agreement. On December 28, 1995, the initial Voting Trustees resigned and appointed Richard B. Stone as successor Voting Trustee.

         In connection with legal challenges to the RSH Settlement, on December 6, 1995, the Delaware Court of Chancery entered the Standstill Order, which restricts certain actions by Dart. Without further order of the court, Dart may not (i) change its Certificate of Incorporation or Bylaws; (ii) change the current composition of Dart's Board of Directors (Herbert H. Haft, Ronald S. Haft, Larry G. Schafran, Bonita A. Wilson and Douglas M. Bregman) or any of its subsidiaries; (iii) change the current Haft family officers of Dart or any of its subsidiaries; or (iv) issue any additional securities of Dart or any of its subsidiaries (except employee stock options issued in the ordinary course of business). In addition, without first giving Herbert H. Haft and certain other litigants not less than seven days written notice, Dart may not take any extraordinary actions, including but not limited to actions that would result in (a) the liquidation of Dart or any of its subsidiaries, (b) the sale of any major subsidiary of Dart or (c) the disadvantage of any Class B stockholder of Dart through any debt transaction. For purposes of the Standstill Order, the phrase "extraordinary actions" means any transaction, contract or agreement, the value of which exceeds $3 million.

         Management believes that litigation between the Company and Haft family members has had an adverse impact on the Company's results of operations, financial position and liquidity. During fiscal 1996, the RSH Settlement reduced cash by approximately $50 million and shareholders' equity by approximately $56 million. Also during fiscal 1996, in connection with the RSH Settlement and litigation involving Haft family members, the Company paid approximately $12.4 million in legal fees. During fiscal 1995, a jury awarded approximately $32 million (plus interest) to Robert M. Haft in his lawsuit against the Company for breach of contract claims (the "RMH Judgment"). If the Company loses its appeal and is required to pay the RMH Judgment, the Company's liquidity would be significantly reduced and, unless other sources of cash become available, the liquidity of the Company could be impaired. In addition, management believes that the continued uncertainty relating to the control of Dart and the surrounding litigation has affected the Company's reputation among banks, vendors and landlords and made the Company's efforts to recruit highly-qualified personnel more difficult. The uncertainty surrounding control of Dart (and the associated effects of such

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

uncertainty) may continue until pending litigation is adjudicated or settled.

         Dart is engaged in discussions with Haft family members to explore opportunities to settle litigation pending between the parties. See Item 3 - Legal Proceedings. There can be no assurance that any settlement will be reached or as to the terms or timing of any settlement, if one occurs.

Outlook

         Except for historical information, statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking. Actual results may differ materially due to a variety of factors, including the results of ongoing litigation affecting the Company, the Company's ability to open new stores and close other stores, the effect of national and regional economic conditions, and the availability of capital to fund operations. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

         The litigation involving the Haft family members or the loss on appeal by the Company of the RMH Judgment could pose a threat to Dart's liquidity. See "Liquidity and Capital Resources" below.

         Dart has retained an investment banking firm to provide advice concerning issues of shareholder value. The investment banking firm has reviewed with members of the Executive Committee potential types of transactions that might enhance value for Dart's stockholders. No final decision has been made whether or not Dart will engage in any such transactions, and there can be no assurance as to the timing or terms of such transactions, if they occur. Any such transaction may require further order of the Delaware Court of Chancery under the Standstill Order and may be opposed by Herbert H. Haft or the other parties to the Section 225 Action.

         Trak Auto and Crown Books believe that their superstore concepts present significant growth opportunities and intend to open new superstores in existing and possibly new markets. In the past, superstores have generated higher sales at converted locations as well as higher gross margins as a result of a change in product mix. Trak Auto and Crown Books believe that, as these large stores mature, operating expenses as a percentage of sales will decrease. In addition, Trak Auto may from time to time expand its retail operations through acquisitions of existing stores from third parties in existing or new markets.

         Trak Auto, Crown Books and Total Beverage intend to continue their practice of reviewing the profitability trends and prospects of existing

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

stores. These companies may from time to time close, relocate or sell stores (or groups of stores) that are not satisfying certain performance objectives. Crown Books currently anticipates closing approximately 39 Classic Crown Books stores and two Super Crown Books stores during fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Cash, including short-term instruments, and U.S. government and other securities are the Company's primary source of liquidity. Cash, including short-term instruments, U.S. government and other marketable debt securities and bankers' acceptances, decreased by $104,376,000 to $87,328,000 at January 31, 1996 from $191,704,000 at January 31, 1995. This decrease was primarily due to loans made to Ronald S. Haft as part of the RSH Settlement (see Note 6 to the Consolidated Financial Statements), Trak Auto's purchase of the assets of 14 stores in the Pittsburgh market, Trak Auto's repurchase of approximately 310,000 shares of its outstanding common stock, capital expenditures, extraordinary legal fees and operations.

      For the year ended January 31, 1996, the Company realized a pre-tax yield of approximately 5.6% on United States Treasury Bills and approximately 6.2% on the marketable debt securities.

    Operating activities used $30,718,000 of the Company's funds for the year ended January 31, 1996 compared to $13,421,000 for the same period one year ago. The primary use of operating cash for the year ended January 31, 1996 was for payments for Trak Auto and Crown Books merchandise inventory and payments against the Company's reserves for closed facilities and restructuring.

    Investing activities provided $42,307,000 to the Company for the year ended January 31, 1996, compared to using $36,303,000 of the Company's funds for the same period last year. The Company's primary source of cash during the year ended January 31, 1996 was the sale and maturity of marketable debt securities (primarily Unites States Treasury Notes), the net disposition of United States Treasury Bills, a cash dividend from Shoppers Food and cash distributions from CMREC joint ventures prior to the RSH Settlement. The Company's capital expenditures increased by $1,538,000 to $16,688,000 during the year ended January 31, 1996 as a result of new store openings. In addition, Trak Auto used $5.8 million for the purchase of the assets for 14 stores in Pittsburgh and $6.9 million for the repurchase of 310,000 shares of its outstanding common stock.

         Financing activities used $49,179,000 of the Company's cash during the year ended January 31, 1996 primarily due to distributions to Ronald S. Haft as part of the RSH Settlement (see Note 6 to the Consolidated Financial

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Statements).

         In the past, Dart and each of its subsidiaries generally funded their respective requirements for working capital and capital expenditures with net cash generated from operations and existing cash resources. However, as discussed above, the Company's cash decreased by approximately $104.4 million in fiscal 1996.

         In fiscal 1997, the Company will likely need other sources of liquidity if Dart and Crown Books lose their appeal of the RMH Judgment and are required to pay Robert M. Haft the $32 million judgment (plus interest) or if a settlement of litigation is reached with members of the Haft family. In such event, Dart will need a source of liquidity other than its existing cash resources. If Crown Books loses its appeal of the RMH Judgment, Crown Books expects to use existing cash to pay the RMH Judgment. In such an event, Crown Books expects that it would either obtain third party debt financing or reduce planned store openings.

         If Dart is required to pay its share of the RMH Judgment and does not obtain other sources of funds, then it may need additional cash to fund its working capital needs, which primarily consist of funding any operating losses of Total Beverage, payroll and legal fees. While Dart has considered various potential transactions to generate funds, including the liquidation of its interest in Shoppers Food, Dart presently has no definitive financing plans and there can be no assurance that Dart will obtain sufficient working capital for fiscal 1997. Any financing transaction or other extraordinary transaction that would generate cash may require further order of the Delaware Court of Chancery under the Standstill Order and may be opposed by Herbert H. Haft or other parties to the Section 225 Action.

         The primary capital requirements of Crown Books relate to new store openings, remodelings and investments in management information systems. Crown Books believes that the costs incurred in opening a new store generally approximate $1.1 million, including purchases of inventory and the costs of store fixtures and leasehold improvements. During fiscal 1997, Crown Books expects to open approximately 30 Super Crown Books stores and that capital expenditures would approximate $8.5 million. As of February 3, 1996, the Company had entered into lease agreements to open 14 new Super Crown Books stores. In fiscal 1997, Crown Books expects to make cash expenditures of approximately $4.0 million related to actual and planned store closings.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         Trak Auto funds its requirements for working capital and capital expenditures with net cash generated from operations and existing cash resources. Trak Auto's primary capital requirements relate to remodelings, new store openings (including purchases of inventory and the costs of store fixtures and leasehold improvements), and acquisitions. As of February 3, 1996, Trak Auto had entered into lease agreements to open seven new stores and amendments to existing lease agreements to convert two Classic Trak stores into Super Trak or Super Trak Warehouse stores.

         Total Beverage is considering locations for new stores and, to the extent sufficient capital becomes available, may open one or more new stores in fiscal 1997.

At January 31, 1996:

         Working capital decreased $61,314,000 to $119,101,000 during the year ending January 31, 1996. The decrease was primarily due to loans made to Ronald S. Haft in connection with the RSH Settlement capital expenditures for new Trak Auto and Crown Books stores and Trak Auto's Pittsburgh acquisition and common stock repurchase and was partially offset by Trak Auto's operating results and cash dividend payments from Shoppers Food and CMREC joint ventures.

At January 31, 1995:

         Working capital decreased $100,827,000 to $180,415,000 during the year ending January 31, 1995. The decrease was primarily due to the deconsolidation of Shoppers Food.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


RESULTS OF OPERATIONS

         "Fiscal 1996" means the year ended January 31, 1996, with respect to Dart, and the year ended February 3, 1996, with respect to Trak Auto, Crown Books and Total Beverage. "Fiscal 1995" means the year ended January 31, 1995, with respect to Dart, and the year ended January 28, 1995, with respect to Trak Auto, Crown Books and Total Beverage. "Fiscal 1994" means the year ended January 31, 1994, with respect to Dart, and the year ended January 29, 1994, with respect to Trak Auto, Crown Books and Total Beverage.

  Fiscal 1996 Compared to Fiscal 1995

Trak Auto

         During fiscal 1996, Trak Auto opened or converted 17 Super Trak stores and 23 Super Trak Warehouse stores and closed or converted 36 Classic Trak stores and ten Super Trak stores. At February 3, 1996, Trak Auto had 276 stores, including 113 Super Trak stores and 30 Super Trak Warehouse stores.

         Sales of $342,242,000 for fiscal 1996 decreased by $6,357,000 or 1.8%
compared to fiscal 1995. The decrease was primarily due to lower sales during the 13 weeks ended April 29, 1995 compared to the 13 weeks ended April 30, 1994, as a result of the mild winter conditions in Chicago and Washington, D.C. metropolitan areas. (Extremely cold weather tends to enhance sales by causing a higher incidence of parts failure and the need for anti- freeze). In addition, sales were down due to a net decrease in the number of stores. The sales decrease was partially offset by 53 weeks of sales during fiscal 1996 compared to 52 weeks of sales in fiscal 1995. The extra sales week was approximately $6,000,000. Comparable sales (stores open more than one year) decreased 2.7% in fiscal 1996 compared to the 53 weeks ended February 4, 1995. Sales for comparable Super Trak stores increased 0.1% in fiscal 1996. Sales for comparable Classic Trak stores decreased 3.9% in fiscal 1996. Sales for Super Trak and Super Trak Warehouse stores represented 56.2% of total sales during fiscal 1996 compared to 42.6% for fiscal 1995.

         Interest and other income increased by $471,000 in fiscal 1996 when compared to fiscal 1995. The increase was primarily due to higher interest rates on Trak Auto's short-term investments.

         Cost of sales, store occupancy and warehousing expenses (excluding closed store reserves) as a percentage of sales were 74.0% in fiscal 1996 compared to 73.0% in fiscal 1995. The increases were primarily due to a decrease in net advertising income as a result of increased advertising costs

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

and increased occupancy costs for Super Trak and Super Trak Warehouse stores and were partially offset by increased store margins. Trak Auto recorded closed store reserves of $418,000 and $1,580,000 in fiscal 1996 and fiscal 1995, respectively. These reserves are for future lease obligations and net book value of leasehold improvements for underperforming stores.

         Selling and administrative expenses as a percentage of sales were 20.3% in fiscal 1996 compared to 19.9% in fiscal 1995. The increase was primarily due to increased payroll costs as a percentage of sales (actual payroll dollars remained almost the same) and to increased health benefit costs.

         Depreciation and amortization expenses increased $288,000 in fiscal 1996 compared to fiscal 1995. The increase was primarily the result of increased fixed assets for new Super Trak and Super Trak Warehouse stores.

         Interest expense decreased $211,000 in fiscal 1996 compared to fiscal 1995.

         Net income decreased $2,975,000 (29.0%) from $10,265,000 in fiscal 1995 to $7,290,000 in fiscal 1996 as a result of the foregoing factors.

         The effective income tax rate was 36.4% in fiscal 1996 compared to 32.3% in fiscal 1995. The increase was primarily the result of the valuation allowance reversal in fiscal 1995 and is partially offset by a lower pre-tax income in fiscal 1996 compared to fiscal 1995.

Crown Books

         During fiscal 1996, Crown Books opened 16 Super Crown Books stores while closing 38 Classic Crown Books stores and two Super Crown Books stores. These Super Crown Books stores were closed as a result of opening larger stores in the same area. At February 3, 1996, Crown Books had 172 stores, including 84 Super Crown Books stores.

         Sales of $283,475,000 for fiscal 1996 decreased by $22,131,000 or 7.2%
compared to fiscal 1995. The decrease is primarily due to the net decrease in the number of stores as a result of Crown Books's continuing transition to the new superstore concept. Comparable sales (sales for stores open for fifteen months) decreased 3.3% for fiscal 1996, however, comparable sales for the new prototype superstore increased 11% during the 14 weeks ended February 3, 1996. Sales for Super Crown Books stores represented 66.7% of total sales for fiscal 1996 compared to 54.7% of total sales for fiscal 1995. Super Crown Books sales of $189,142,000 for fiscal 1996 increased 12.9% over the sales for fiscal 1995 and sales for comparable Super Crown Books stores decreased 1.8%. Sales for comparable classic Crown Books stores decreased 5.7% during

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

fiscal 1996.

         Interest and other income increased by $647,000 during fiscal 1996 when compared to fiscal 1995. The increase is primarily due to higher interest rates on Crown Books's short-term investments.

         Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 81.8% for fiscal 1996 compared to 81.2% for fiscal 1995. The increases were primarily due to higher occupancy costs associated with the Super Crown format and were partially offset by increased store margins.

         Selling and administrative expenses as a percentage of sales were 18.0% for fiscal 1996 compared to 20.4% for fiscal 1995. The decrease was primarily due to the prior year accruals for Robert M. Haft's judgment and legal costs. Excluding these accruals, selling and administrative expenses as a percentage of sales were 16.2% for fiscal 1995. The increase in selling and administrative expenses, excluding the accruals, was primarily due to increased payroll and advertising costs and costs associated with Crown Books' Executive Committee.

         Depreciation expense increased $239,000 for fiscal 1996 compared to fiscal 1995. The increase was primarily due to increased fixed assets for new Super Crown Books stores, an upgrade in the point-of-sale register system and additional computer hardware.

         Interest expense increased by $314,000 primarily due to interest accrued on the judgment against Crown Books in favor of Robert M. Haft.

         The closed store reserve was reversed by $6,743,000 in fiscal 1996 compared to an increase (expense) in such reserve of $18,865,000 in fiscal 1995. In addition, the restructuring reserve was reversed by $2,051,000 in fiscal 1996. The reversals in the store closing and restructuring reserves in fiscal 1996 resulted from (i) stores that were closed under negotiated lease settlements that were more favorable than expected, (ii) the postponement of certain store closings and (iii) management's decision not to close two stores that had been scheduled for closing.

         Crown Books had net income of $3,704,000 in fiscal 1996 compared to a net loss of $19,380,000 in fiscal 1995 as a result of the foregoing factors.

         Crown Books has recorded income tax expense of $1,977,000 in fiscal 1996 as compared to tax benefit of $7,951,000 for fiscal 1995. In fiscal 1996, the effective tax rate was 34.8% compared to (29.1)% in fiscal 1995 due primarily to the $2,500,000 valuation recorded in the third quarter of fiscal 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Beverage

         During fiscal 1996, Total Beverage opened two new stores that increased its number of stores to four.

         Total Beverage sales were $29,444,000 during fiscal 1996 compared to $23,925,000 for fiscal 1995. The increase was due primarily to additional stores. Comparable store sales increased 2.4% when compared to fiscal 1995.

         Cost of sales and store occupancy as a percentage of sales were 82.0% during fiscal 1996 compared to 83.4% for fiscal 1995. The decrease was primarily due to increased store margins and a decrease in store occupancy costs, as a percentage of sales.

         During fiscal 1996, Total Beverage reversed its closed store reserve of $4,719,000 as a result of a buyout of the remainder of the lease term. Total Beverage had recorded the closed store reserve of approximately $5.6 million during fiscal 1995. In addition, during fiscal 1996, management concluded that one of the stores opened during that year would be closed in fiscal 1997 due to disappointing sales volume. Total Beverage recorded a new closed store reserve of approximately $3.0 million for the future lease obligations at that location.

         Before the reversal of the closed store reserve, Total Beverage recorded a net operating loss of $2,377,000 (including the $3.0 million closed store reserve) during fiscal 1996 compared to a net operating loss of $8,167,000 (including the $5.6 million closed store reserve) during fiscal 1995.

Cabot Morgan Real Estate

         During fiscal 1996, Dart recorded a loss of $14.6 million for the write-down to fair market value of the five properties that CMREC owns through joint ventures with partnerships in which the partners are members of the Haft family.

         As part of the RSH Settlement, Dart and CMREC agreed to the sale of these five properties. The sales are to occur on terms to be arranged by Ronald S. Haft prior to October 6, 2000. Under terms of the RSH Settlement, CMREC will retain the first $2.0 million of its share of proceeds from such sales and, if certain conditions relating to the RSH Settlement are satisfied, the next $47.0 million of CMREC's share of proceeds will be payable to Ronald
S. Haft. As a result of these arrangements, the real estate joint ventures are no longer consolidated with the Company's financial statements as of October 6, 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Dart Group and Other Corporate

    Income from unconsolidated subsidiary was $10,055,000 in fiscal 1996 as a result of an increase in Dart's equity interest in Shoppers Food which has been reflected on Dart's financial statements using the equity method of accounting.

    Interest and other income increased $521,000 during fiscal 1996 when compared to fiscal 1995. The increase was primarily due to Dart's decision to invest in United States Treasury Bills as bankers' acceptances matured during the first half of fiscal 1995. In addition, interest rates were higher on Dart's short-term investments.

    Administrative expenses (excluding $54.0 million in reserves recorded last year) increased approximately $2.4 million during fiscal 1996, primarily due to compensation expense for Ronald S. Haft's employment contract (see Note 6 to the Consolidated Financial Statements) and costs associated with the Executive Committee and continuing legal expenses.

       Interest expense increased by $2,717,000 during fiscal 1996 compared to fiscal 1995. The increase was due to interest accrued for the Robert M. Haft judgment and Pennsy Lease reserve.

    Trak Auto, Crown Books and Shoppers Food file separate income tax returns. CMREC, Total Beverage and Dart Financial are included in Dart's income tax returns.

         As a result of Dart's operating loss for fiscal 1996, a net tax operating loss carryforward of $26,140,000 and a capital loss carryforward of $14,594,000 was created. Dart's cumulative total net tax operating loss carryforward is $44,475,000. Dart has not completely utilized net operating loss carryforwards from prior years and will carryforward its current net operating loss. All net operating loss and capital loss carryforwards will expire by fiscal 2011. In addition, Dart has an Alternative Minimum Tax credit carryforward of approximately $1,010,000. Dart has a deferred tax valuation allowance of $30,925,000 as of January 31, 1996. Management will continue to evaluate the need for a valuation allowance on a periodic basis.

  Fiscal 1995 Compared to Fiscal 1994

Trak Auto

         During fiscal 1995, Trak Auto closed 58 Classic Trak stores and opened 20 Super Trak stores and 6 Super Trak Warehouse stores as well as converted 14 Classic Trak stores to Super Trak stores.

         Sales of $348,599,000 for fiscal 1995 increased by $13,801,000 or 4.1%
compared to fiscal 1994. The increases were primarily attributable to increased sales by Super Trak stores that had been converted from Classic Trak stores as well as a 2.1% increase in sales for all stores open more than one year for fiscal 1995. Sales for comparable Super Trak stores open more than

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

one year increased 1.0% for fiscal 1995. Sales for comparable Classic Trak stores open more than one year increased 2.5% for fiscal 1995. Sales for Super Trak and Super Trak Warehouse stores represented 42.6% of total sales during fiscal 1995 compared to 23.3% for fiscal 1994.

         Interest and other income increased by $325,000 for fiscal 1995 when compared to fiscal 1994. The increase was primarily due to rental income resulting from a temporary sublease for a portion of the Ontario, California warehouse. In addition, interest income increased during fiscal 1995 compared to fiscal 1994 as a result of increased funds available for short- term investment.

         Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 73.0% for fiscal 1995 compared to 76.4% for fiscal 1994. The decrease was primarily due to increased store margins as a result of higher overall merchandise margins and a favorable change in sales mix (increased hard parts and decreased motor oils).

         Trak Auto recorded a charge of $1,580,000 for store closings, during fiscal 1995 compared to a net income of $943,000 during fiscal 1994, which resulted from early lease terminations, net of cash buyouts.

         Selling and administrative expenses as a percentage of sales were 19.9% for fiscal 1995 compared to 21.1% for fiscal 1994. The decrease was primarily due to lower payroll costs as a result of Trak Auto's efforts to control store hours and administrative overhead and the maturity of Super Trak stores.

         Depreciation and amortization expenses decreased $752,000 for fiscal 1995 when compared to fiscal 1994. The decrease was primarily the result of store closings and to the full depreciation of the point-of-sale register systems.

         The effective income tax rate was 32.3% for fiscal 1995. The effective rate was lower than statutory rates primarily due to the reversal of a $728,000 deferred tax valuation allowance.

Crown Books

         During fiscal 1995, Crown Books opened 12 Super Crown Books stores and two Classic Crown Books stores while closing 55 Classic Crown Books stores and three Super Crown Books stores. These Super Crown Books stores were closed as a result of opening larger stores in the same area. At January 28,

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

1995, Crown Books had 196 stores including 70 Super Crown Books stores.

         Sales of $305,606,000 for fiscal 1995 increased by $30,481,000 or 11.1% over fiscal 1994. Comparable sales (sales for stores open for fifteen months) decreased 2.5% for fiscal 1995. Sales for Super Crown Books stores represented 54.7% of total sales for fiscal 1995 compared to 39.8% of total sales for fiscal 1994. Super Crown sales of $167,200,000 for fiscal 1995 increased 52.5% over fiscal 1994 sales and sales for comparable Super Crown Books stores increased 0.2%. Sales for comparable classic Crown Books stores decreased 4.0% during fiscal 1995.

         Interest and other income decreased by $784,000 during fiscal 1995 when compared to fiscal 1994. The decrease was due to decreased funds available for short-term investment resulting from the lower cash balances discussed above.

         Cost of sales, store occupancy and warehousing (excluding the closed store reserve) as a percentage of sales was 81.1% for fiscal 1995 compared to 80.4% for fiscal 1994. The increase was primarily due to increased occupancy costs for Super Crown Books stores and was partially offset by an increase in store margins as a result of a positive turn in the sales mix during the quarter ended January 28, 1995 and to an increase in overall store margins as a result of controlling purchasing.

         During fiscal 1995, Crown Books recorded a closed store reserve of $18,963,000 for under performing stores while in the prior year Crown Book's closed store reserve was reduced by $631,000 in the closed store reserve as a result of the termination of three leases.

         Selling and administrative expenses as a percentage of sales were 20.4% for fiscal 1995 compared to 17.1% for fiscal 1994. The increase was primarily due to the accruals for a $12.8 million judgement against Crown Books in connection with Robert M. Haft's claim for breach of his employment contract and related legal costs. See Item 3. - Legal Proceedings. Excluding these accruals, selling and administrative expenses as a percentage of sales decreased to 16.2% for fiscal 1995, primarily the result of reduced payroll costs.

         Depreciation expense increased $1,190,000 for fiscal 1995 compared to fiscal 1994. The increase was primarily due to the increase in fixed assets as a result of the expansion of Super Crown Books stores.

         Interest expense increased by $642,000 primarily due to interest accrued on the judgment against Crown Books in favor of Robert M. Haft.

         Crown Books recorded a tax benefit of $7,951,000 for fiscal 1995 net of

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

a deferred tax valuation allowance of $2,500,000 as compared to tax benefit of $276,000 for fiscal 1994. The tax benefit was the result of taxable temporary differences included in the $27,331,000 financial reporting net operating loss. In management's opinion, a valuation allowance of $2,500,000 was necessary for the uncertainty related to the timing of the reversal of certain of the taxable temporary differences during periods when Crown Books has taxable income.

Shoppers Food

     See Note 3 to the Consolidated Financial Statements for a description of a change in accounting presentation for the Corporation's ownership for periods subsequent to May 28, 1994.

     Because Shoppers Food's accounts are not consolidated with the Company's subsequent to May 28, 1994, comparisons with results of operations included in the Company's consolidated financial statements for the period ended January 31, 1994, would not be meaningful. Shoppers Food sales for the four months ended May 28, 1994 were $258,476,000. Cost of sales, store occupancy and warehousing, as a percentage of sales, was 84.3% during that period. Selling and administrative expenses, as a percentage of sales, were 13.7% during that period.

     Shoppers Food's net income for fiscal 1995 was $18,742,000 compared to $12,407,000 for fiscal 1994. The Company includes 50% of the Shoppers Food net income, after adjusting for the amortization of the difference between the original fair value of the assets acquired and the purchase price and certain tax contingencies recorded in Equity in Affiliate.

Total Beverage

     Total Beverage operated three stores during most of fiscal 1995.
While two stores maintained sales volume, increased gross profit and controlled expenses, the Bull Run Plaza store sales were disappointing and after 14 months management decided to close that store.

     During fiscal 1995, Total Beverage sales increased $8,652,000 to $23,925,000 primarily as a result of the two stores that opened in October 1993. Store margins increased 2.9% compared to fiscal 1994 as a result of improved control over purchasing and pricing.

     Total Beverage recorded a net operating loss of $8,167,000 during fiscal 1995, which loss included a $5.6 million closed store reserve for the Bull Run Plaza store.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cabot-Morgan Real Estate

     Revenues from real estate properties increased by $1,319,000 to $19,977,000 during the year ended January 31, 1995, when compared to the prior year. The increase was primarily the result of a higher occupancy rate at Bull Run Plaza.

     Administrative expenses for CMREC partnerships increased $659,000 during fiscal 1995 compared to the prior year, primarily due to increased maintenance expenses at all four shopping centers and to increased real estate taxes.

     Depreciation expense increased $190,000 during fiscal 1995 when compared to fiscal 1994. The increase was due to the increased basis of the building and improvements at Bull Run Plaza as a result of the completed renovation of the center.

    Interest expense increased $600,000 during fiscal 1995 primarily due to the mortgage obtained by Bull Run Plaza during fiscal 1994.

Dart Group and Other Corporate

    Income from bankers' acceptances decreased $2,159,000 during fiscal 1995 when compared to fiscal 1994. The decrease was the result of Dart's decision to no longer invest in bankers' acceptances. As bankers' acceptances matured during fiscal 1995 they were reinvested in United States Treasury Bills and Dart Financial currently has no assets.

    Interest and other income increased $1,962,000 during fiscal 1995 compared to fiscal 1994. The increase was primarily due to Dart investing in United States Treasury Bills instead of bankers' acceptances.

    Trak Auto and Crown Books file separate income tax returns. CMREC, Total Beverage and Dart Financial are included in Dart's income tax returns. Dart's current net operating loss was not tax benefitted.

    As a result of Dart's operating loss for fiscal 1995, a tax net operating loss carryforward of $9,692,000 was created. Dart's cumulative total tax net operating loss carryforward is $18,335,000. All net operating loss carryforwards will expire by fiscal 2010. In addition, Dart has an Alternative Minimum Tax credit carryforward of approximately $1,010,000. Dart has recorded a $26,700,000 valuation allowance at January 31, 1995 relating to the tax net operating loss carryforward. Management believes that it is unlikely that these tax benefits can be utilized. Management will continue to evaluate the need for the valuation allowance. As a result of a

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

decrease in Dart's ownership of Shoppers Food to 50% (see Note 3 to the Consolidated Financial Statements), Dart has provided for deferred taxes of $9,321,000 and reduced its valuation allowance by the same amount.

EFFECTS OF INFLATION

     Inflation in the past three years has had no significant impact on Dart's business. Dart believes that Trak Auto, Crown Books, Shoppers Food and Total Beverage will recover most cost increases due to inflation by increasing selling prices.

Item 8.   Financial Statements and Supplementary Data

                                                                 Page No.
                                                                 --------
Report of Independent Public Accountants                            50

Consolidated Balance Sheets                                       51 - 53

Consolidated Statements of Income                                   54

Consolidated Statements of Stockholders' Equity                   55 - 56

Consolidated Statements of Cash Flows                             57 - 60

Notes to Consolidated Financial Statements                        61 -112

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO DART GROUP CORPORATION:

     We have audited the accompanying consolidated balance sheets of Dart Group Corporation (a Delaware corporation) and subsidiaries as of January 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 31, 1996. These financial statements are the responsibility of Dart's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dart Group Corporation and subsidiaries as of January 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 1996 in conformity with generally accepted accounting principles.





                                                             ARTHUR ANDERSEN LLP


Washington, D. C.
April 26, 1996.

                     DART GROUP CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         January 31,
                                                 ------------------------
                                                    1996          1995
                                                ------------  ------------
Current Assets:
  Cash                                          $ 13,967,000  $ 17,984,000
  Short-term instruments, including
    $33,222,000 and $44,346,000 held
    by majority owned subsidiaries
    in 1996 and 1995, respectively                50,817,000    84,390,000
  Marketable debt securities                      22,544,000    89,330,000
  Accounts receivable                              8,965,000    10,108,000
  Merchandise inventories                        205,615,000   195,675,000
  Deferred income tax benefit                     13,915,000    17,799,000
  Other current assets                             2,199,000     1,988,000
                                                ------------  ------------
    Total Current Assets                         318,022,000   417,274,000
                                                ------------  ------------

Property and Equipment, at cost:
  Furniture, fixtures and equipment               91,311,000    76,713,000
  Buildings and leasehold improvements            28,105,000   165,017,000
  Land                                             1,034,000    33,396,000
  Property under capital leases                   24,472,000    27,129,000
                                                ------------  ------------
                                                 144,922,000   302,255,000
Accumulated Depreciation and Amortization         68,559,000    76,451,000
                                                ------------  ------------
                                                  76,363,000   225,804,000

Other Assets                                       3,145,000     8,643,000
                                                ------------  ------------

Note Receivable - Ronald S. Haft                  11,621,000         -
                                                ------------  ------------
Share of Equity in Shoppers Food
  Warehouse Corporation                           46,397,000    40,983,000
                                                ------------  ------------
Retained Interest in Cabot-Morgan
 Real Estate Joint Ventures                        2,000,000         -
                                                ------------  ------------
Excess of Purchase Price Over Net Assets
  Acquired net of accumulated
  amortization of $175,000                         1,735,000         -
                                                ------------  ------------
Deferred Income Tax Benefit                       11,282,000    13,785,000
                                                ------------  ------------
Total Assets                                    $470,565,000  $706,489,000
                                                ============  ============

See notes to the consolidated financial statements.

                     DART GROUP CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       January 31,
                                               --------------------------
                                                   1996           1995
                                               ------------  ------------
Current Liabilities:
  Current portion of mortgages payable         $  1,028,000  $  1,981,000
  Accounts payable, trade                        89,095,000   106,292,000
  Income taxes payable                              967,000     7,148,000
  Accrued salaries and employee benefits         18,456,000    18,837,000
  Accrued taxes other than income taxes           7,669,000     9,475,000
  Accrued judgement in favor of
    Robert M. Haft                               34,579,000    32,199,000
  Current portion of reserve for closed
    facilities and restructuring                  6,970,000    10,427,000
  Other accrued liabilities                      40,056,000    50,132,000
  Current portion of obligations under
    capital leases                                  101,000       368,000
                                               ------------  ------------
    Total Current Liabilities                   198,921,000   236,859,000
                                               ------------  ------------

Mortgages Payable                                   660,000    79,620,000
                                               ------------  ------------
Obligations Under Capital Leases                 30,165,000    29,792,000
                                               ------------  ------------
Reserve for Closed Facilities and
  Restructuring                                  36,816,000    61,005,000
                                               ------------  ------------

Commitments and Contingencies
Minority Interests                               69,427,000    99,850,000
                                               ------------  ------------

Stockholders' Equity:
  Class A common stock, non-voting, par
    value $1.00 per share; 3,000,000
    shares authorized; 1,949,223 and
    1,660,678 shares issued, respectively         1,949,000     1,661,000
  Class B common stock, voting, par value
    $1.00 per share; 500,000 shares
    authorized; 500,000 and 302,952 shares
    issued, respectively                            500,000       303,000
  Paid-in capital                                77,879,000    65,384,000
  Notes receivable - shareholder                (65,130,000)        -
  Unrealized gain (loss) on
    short-term investments                          246,000    (1,024,000)
  Retained earnings                             121,169,000   134,788,000
  Treasury stock, 202,340 shares of
    Class A common stock, at cost                (1,749,000)   (1,749,000)


                         (Continued on following page)

                     DART GROUP CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        January 31,
                                               --------------------------
                                                   1996           1995
                                               ------------  ------------
  Treasury stock, 172,730 shares of
    Class B common stock, at cost                  (288,000)        -
                                               ------------  ------------

    Total Stockholders' Equity                  134,576,000   199,363,000
                                               ------------  ------------

Total Liabilities and Stockholders' Equity     $470,565,000  $706,489,000
                                               ============  ============


See notes to the consolidated financial statements.

                    DART GROUP CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                        Years Ended January 31,
                            ----------------------------------------------
                                 1996            1995            1994
                            --------------  --------------  --------------
Sales                       $  655,161,000   $ 936,606,000  $1,343,340,000
Income from bankers'
  acceptances                        -             429,000       2,588,000
Real estate revenue             13,155,000      19,977,000      18,658,000
Other interest and
  other income                   9,820,000      10,416,000      11,957,000
                            --------------  --------------  --------------
                               678,136,000     967,428,000   1,376,543,000
                            --------------  --------------  --------------

Expenses:
  Cost of sales, store
    occupancy and
    warehousing                509,136,000     735,010,000   1,081,127,000
  Selling and
    administrative             146,209,000     233,692,000     242,286,000
  Depreciation and
    amortization                15,453,000      19,086,000      28,022,000
  Interest                      13,175,000      13,448,000      13,513,000
  Write-down of
    Cabot-Morgan Real
    Estate                      14,562,000           -               -
  Restructuring charge          (2,051,000)          -           6,200,000
  Closed facility reserve       (5,665,000)     45,913,000      (1,574,000)
                            --------------  --------------  --------------
                               690,819,000   1,047,149,000   1,369,574,000
                            --------------  --------------  --------------
Income (loss) before income
  taxes, equity in
  affiliate and minority
  interests                    (12,683,000)    (79,721,000)      6,969,000
Income taxes (benefit)           6,149,000      (1,699,000)      7,194,000
                            --------------  --------------  --------------
Income (loss) before
  equity in affiliate and
  minority interests           (18,832,000)    (78,022,000)       (225,000)
Equity in affiliate             10,055,000          (5,000)          -
Minority interests in
  (income) loss of con-
  solidated subsidiaries
  and partnerships              (4,647,000)      4,235,000      (6,512,000)
                            --------------  --------------  --------------

Net Loss                    $  (13,424,000) $  (73,792,000) $   (6,737,000)
                            ==============  ==============  ==============

Loss per share:             $        (7.88) $       (39.57) $        (4.10)
                            ==============  ==============  ==============

See notes to the consolidated financial statements.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         Years Ended January 31,
                             ----------------------------------------------
                                  1996            1995           1994
                             --------------  --------------  --------------
Common Stock:
  Class A:
  Balance, beginning
    of period                $    1,661,000  $    1,656,000  $    1,649,000
    Stock options
      exercised                       -               5,000           7,000
    Shares issued                   288,000           -               -
                             --------------  --------------  --------------
  Balance, end of period     $    1,949,000  $    1,661,000  $    1,656,000
                             ==============  ==============  ==============
  Class B:
  Balance, beginning
    of period                $      303,000  $      303,000  $      303,000
    Stock option exercised          197,000           -               -
                             --------------  --------------  --------------
  Balance, end of period     $      500,000  $      303,000  $      303,000
                             ==============  ==============  ==============
Paid-in Capital
  Balance, beginning
    of period                $   65,384,000  $   65,323,000  $   63,332,000
    Stock options
      exercised                      18,000         368,000         469,000
    Purchase (refund)
      of (Class B) stock
      option (Note 6)               985,000        (985,000)        985,000
    RSH Settlement               10,701,000           -               -
    Effect of subsidiary
      stock options
      exercised                     791,000         678,000         537,000
                             --------------  --------------  --------------
  Balance, end of period     $   77,879,000  $   65,384,000  $   65,323,000
                             ==============  ==============  ==============

Note Receivable-Shareholder
  Balance, beginning of
  period                     $        -      $        -      $        -
    RSH Settlement              (65,130,000)          -               -
                             --------------  --------------  --------------
  Balance, end of period     $  (65,130,000) $        -      $        -
                             ==============  ==============  ==============

Unrealized Investment gains
  (losses)                   $      246,000  $   (1,024,000) $        -
                             ==============  ==============  ==============

Treasury Stock:
  Class A:
  Balance, beginning and
    end of period            $   (1,749,000) $   (1,749,000) $   (1,749,000)
                             ==============  ==============  ==============

                    DART GROUP CORPORATION AND SUBSIDIARIES

                                     Years Ended January 31,
                          ----------------------------------------------
                               1996            1995             1994
                          --------------  --------------  --------------
Treasury Stock:
  Class B:
  Balance, beginning of
    period                $        -      $        -      $        -
  Common stock reacquired       (288,000)          -               -
                          --------------  --------------  --------------
  Balance, end of period  $     (288,000) $        -      $        -
                          ==============  ==============  ==============

Retained Earnings:
  Balance, beginning of
    period                $  134,788,000  $  208,774,000  $  215,704,000
     Net loss                (13,424,000)    (73,792,000)     (6,737,000)
  Dividends paid                (195,000)       (194,000)       (193,000)
                          --------------  --------------  --------------
  Balance, end of period  $  121,169,000  $  134,788,000  $  208,774,000
                          ==============  ==============  ==============

Dividends paid per share
  of Class A Common Stock $          .13  $          .13  $          .13
                          ==============  ==============  ==============

  Class B Common Stock    $        -      $        -      $        -
                          ==============  ==============  ==============

Common Stock Outstanding
  Class A:
    Balance, beginning of
      period                   1,458,338       1,453,423       1,446,673
    Stock options
      exercised                      233           4,915           6,750
    Shares issued                288,312           -               -
                          --------------  --------------  --------------
    Balance, end of
      period                   1,746,883       1,458,338       1,453,423
                          ==============  ==============  ==============
  Class B:
    Balance, beginning
      of period                  302,952         302,952         302,952
    Stock options
      exercised                  197,048           -                -
    Common stock
      reacquired                (172,730)          -                -
                          --------------  --------------  --------------
    Balance, end of
      period                     327,270         302,952         302,952
                          ==============  ==============  ==============



See notes to the consolidated financial statements.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          Years Ended January 31,
                             ---------------------------------------------
                                  1996          1995             1994
                             -------------  --------------  --------------
Cash Flows from Operating
  Activities:
  Net loss                   $ (13,424,000) $ (73,792,000) $   (6,737,000)
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
  Depreciation and
    amortization                12,341,000     15,782,000      28,022,000
  Write down Cabot-Morgan
    Real Estate joint ventures  14,562,000          -               -
  Write-off deferred
    compensation                     -          1,424,000           -
  Equity in affiliate          (10,414,000)    (1,045,000)          -
  Provision for (reversal of)
    closing facilities and
    restructuring               (6,125,000)    45,913,000       4,626,000
  Change in assets and
    liabilities:
    Accounts receivable          1,518,000      2,088,000      (1,587,000)
    Merchandise inventories     (7,137,000)   (19,099,000)    (41,242,000)
    Other current assets          (579,000)       636,000        (931,000)
    Deferred income tax
      benefit                    5,911,000    (16,172,000)     (7,398,000)
    Other assets                   148,000        166,000      (1,288,000)
    Accounts payable, trade    (16,938,000)   (15,463,000)     43,487,000
    Income taxes payable        (6,181,000)     2,436,000       2,696,000
    Accrued salaries and
      employee benefits          2,516,000     31,916,000       5,170,000
    Accrued taxes other
      than income taxes         (1,806,000)      (401,000)      2,202,000
    Other accrued
      liabilities               (3,768,000)    20,552,000       6,589,000
    Reserve for closed
      facilities                (7,680,000)    (3,574,000)     (1,719,000)
    Minority interest            6,338,000     (4,788,000)      6,512,000
                             -------------  -------------  --------------
      Net cash provided
        by (used for)
        operating
        activities           $ (30,718,000) $ (13,421,000) $   38,402,000
                             -------------  -------------  --------------

                         (continued on following page)

                                          Years Ended January 31,
                             ---------------------------------------------
                                  1996           1995            1994
                             -------------  --------------  --------------
Cash Flows from Securities
  and Capital Investment
    Activities:
  Capital expenditures       $ (16,688,000) $  (15,150,000) $  (45,805,000)
  Purchase of Pittsburgh
    store assets                (5,767,000)          -               -
  Proceeds from Shoppers
    Food dividend                5,000,000            -              -
  Distributions from
    Cabot-Morgan Real Estate
    joint ventures               4,888,000            -              -
  Decrease in cash and cash
    equivalents as a result
    of the deconsolidation of
    Cabot-Morgan Real Estate
    joint ventures and
    Shoppers Food Warehouse
    Corp., respectively         (5,713,000)    (61,014,000)          -
  Acquisition of treasury
    stock by Trak Auto          (6,904,000)          -               -
  Purchase of subsidiary
    common stock                     -               -          (1,094,000)
  Maturities of bankers'
    acceptances                      -          90,505,000     470,250,000
  Purchase of bankers'
    acceptances                      -         (28,198,000)   (442,188,000)
  Sale of United
    States Treasury Bills       12,328,000      35,020,000     296,962,000
  Maturity of United States
    Treasury Bills              22,810,000     179,393,000           -
  Purchase of United States
    Treasury Bills             (27,819,000)   (225,315,000)   (290,671,000)
  Purchases of marketable
    debt securities             (3,199,000)   (223,509,000)   (209,328,000)
  Sale of marketable
    debt securities             56,951,000     200,585,000     141,263,000
  Maturities of marketable
    debt securities              6,420,000      12,309,000       9,284,000
  Disposition from reverse
    repurchase agreements            -            (929,000)          -
                             -------------  --------------  --------------
      Net cash used for
      securities and
      capital invest-
      ment activities        $  42,307,000  $  (36,303,000) $  (71,327,000)
                             -------------  --------------  --------------

                         (continued on following page)

                                        Years Ended January 31,
                            ----------------------------------------------
                                 1996            1995            1994
                            --------------  --------------  --------------
Cash Flows from Financing
  Activities:
  Borrowings from real
    estate
    mortgage                $        -      $        -      $   13,590,000
  Cash dividends                  (195,000)       (194,000)       (193,000)
  Loans to Ronald
    S. Haft                    (49,547,000)          -               -
  Stock options exercised          215,000         368,000         925,000
  Contribution (distribution)
    paid to minority
    partner                          -          (1,776,000)      3,418,000
  Proceeds from (refund of)
    option to acquire common
    stock                          985,000        (985,000)        985,000
  Proceeds from redemption
    of note receivable               -               -             833,000
  Principal payments under
    mortgage obligations          (269,000)     (1,202,000)       (277,000)
  Principal payments under
    capital lease obli-
    gations                       (368,000)       (346,000)       (484,000)
                             -------------  --------------  --------------
      Net cash provided by
      (used for) financing
      activities             $ (49,179,000) $   (4,135,000) $   18,797,000
                             -------------  --------------  --------------

Net Increase (Decrease)
  in Cash and Equivalents    $ (37,590,000) $  (53,859,000) $  (14,128,000)
Cash and Equivalents
  at Beginning of Year         102,374,000     156,233,000     170,361,000
                             -------------  --------------  --------------
Cash and Equivalents
  at End of Year             $  64,784,000  $  102,374,000  $  156,233,000
                             =============  ==============  ==============


Supplemental Disclosures of Cash Flow Information:

Net Cash paid during the year for:

  Interest                   $   4,532,000  $   12,799,000  $   13,570,000
  Income taxes                   6,468,000      11,846,000      12,457,000

                                        Years Ended January 31,
                            ----------------------------------------------
                                 1996            1995            1994
                            --------------  --------------  --------------
Reconciliation of Cash and
  Equivalents to Balance
  Sheet Captions:
  Cash                       $  13,967,000   $   17,984,000  $   17,955,000
  Short-term investment of
    majority-owned sub-
    sidiaries utilized in
    their operating cash
    management                  50,817,000       84,390,000     138,278,000
                             -------------   --------------  --------------
                             $  64,784,000   $  102,374,000  $  156,233,000
                             =============   ==============  ==============

See notes to consolidated financial statements.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The accompanying consolidated financial statements reflect the accounts of Dart Group Corporation ("Dart") and its direct and indirect, wholly-owned and majority-owned subsidiaries and majority-owned partnerships, including Trak Auto Corporation ("Trak Auto"), Crown Books Corporation ("Crown Books"), Total Beverage Corporation ("Total Beverage"), Cabot-Morgan Real Estate Company ("CMREC") and Dart Group Financial Corporation ("Dart Financial"). The accounts of Shoppers Food Warehouse Corp. ("Shoppers Food") are consolidated with Dart's financial statements through May 28, 1994, but not thereafter, as a result of a reduction of Dart's ownership to 50%. Dart's investment in Shoppers Food is reflected in the financial statements using the equity method of accounting for periods subsequent to May 28, 1994 (see Note 3). The accounts of CMREC's real estate joint ventures are consolidated with Dart's financial statements through October 5, 1995, but not thereafter, as a result of a settlement of certain litigation between Dart and Ronald S. Haft (the "RSH Settlement") (see Note 6). The accounts of Total Beverage are included from the date of its purchase on February 28, 1993. Dart, Trak Auto, Crown Books, Shoppers Food (for periods through May 28, 1994), Total Beverage, CMREC, Dart Financial and Dart's other direct and indirect wholly-owned and majority-owned subsidiaries and majority-owned partnerships are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Risk Factors

      In the past, Dart and each of its subsidiaries generally funded their respective requirements for working capital and capital expenditures with net cash generated from operations and existing cash resources. However, the Company's cash and investments decreased by approximately $104.4 million in fiscal 1996, as a result primarily of loans made to Ronald S. Haft in connection with the RSH Settlement, expenditures by Crown Books in store closings and the opening of new superstores, Trak Auto's expansion into the

                   DART GROUP CORPORATION AND SUBSIDIARIES

                 YEARS ENDED JANUARY 31, 1996, 1995 AND 1994

Pittsburgh market, the opening of two Total Beverage stores, the store operating loss of Total Beverage and extraordinary legal and other fees.

      In fiscal 1997, the Company will likely need other sources of liquidity if Dart and Crown Books lose their appeal of the RMH Judgment and are required to pay Robert Haft the $32 million judgment (plus interest) or if a settlement of litigation is reached with members of the Haft family. In that event, Dart will need a source of liquidity other than its existing cash resources. If Crown Books loses its appeal of the RMH Judgment, Crown Books expects to use existing cash to pay the RMH Judgment. In such an event, Crown Books expects that it would either obtain third party debt financing or reduce planned store openings.

      If Dart is required to pay its share of the RMH Judgment and does not obtain other sources of funds, then it may need additional cash to fund its working capital needs, which primarily consist of funding any operating losses of Total Beverage, payroll and legal fees. While Dart has considered various transactions to generate funds, including the liquidation of its interest in Shoppers Food, Dart presently has no definitive financing plans to generate sufficient working capital for fiscal 1997. Any financing transaction or other extraordinary transaction that would generate cash may require further order of the Delaware Court of Chancery under the Standstill Order and may be opposed by Herbert H. Haft or other parties to the Section 225 Action.

      The primary capital requirements of Crown Books relate to new store openings, remodelings and investments in management information systems. Crown Books believes that the costs incurred in opening a new store generally approximate $1.1 million, including purchases of inventory and the costs of store fixtures and leasehold improvements. During fiscal 1997, Crown Books expects to open approximately 30 Super Crown Books stores and that capital expenditures would approximate $8.5 million. As of February 3, 1996, the Company had entered into lease agreements to open 14 new Super Crown Books stores. In addition, in fiscal 1997, Crown Books expects to make cash expenditures of approximately $4.0 million related to actual and planned store closings.

      Trak Auto funds its requirements for working capital and capital expenditures with net cash generated from operations and existing cash resources. Trak Auto's primary capital requirements relate to remodelings, new store openings (including purchases of inventory and the costs of store fixtures and leasehold improvements), and acquisitions. As of February 3,

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994

1996, Trak Auto had entered into lease agreements to open seven new stores and amendments to existing lease agreements to convert two Classic Trak stores into Super Trak or Super Trak Warehouse stores.

      Total Beverage is considering locations for new stores and, to the extent sufficient capital becomes available, may open one or more new stores in fiscal 1997.

Fiscal Year

      Dart's fiscal year ends on January 31 each year. Trak Auto, Crown Books, Shoppers Food and Total Beverage are reported to the Saturday closest to January 31. Trak Auto, Crown Books, Shoppers Food and Total Beverage fiscal year ended February 3, 1996 included 53 weeks and the other fiscal years presented included 52 weeks.

Cash and Equivalents

      The Company considers the short-term instruments, consisting of United States Treasury Bills, purchased with an original maturity of less than one year held by its majority owned subsidiaries to be cash equivalents. The Company's United States Treasury Bills primarily consist of instruments with a maturity of less than four months.

Short-Term Instruments and Marketable Debt Securities

      At January 31, 1996, the Company's short-term instruments included United States Treasury Bills and money market funds. Marketable debt securities included United States Treasury Notes, corporate notes, municipal securities and United States Agency Securities Acceptances. During the year ended January 31, 1995, all the remaining bankers' acceptances were converted to United States Treasury Bills as they matured and Dart no longer purchases bankers' acceptances.

     Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At January 31, 1996, market value of short-term

                          DART GROUP AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994


instruments and marketable debt securities was $246,000 greater than cost (adjusted for income taxes). At January 31, 1996, the Company had no investments that qualified as trading or held to maturity.

     The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on the specific identification method. The following table (which excludes money market funds) presents the estimated fair value of debt securities available for sale by contractual maturity at January 31, 1996:

       Due in one year or less                  $ 23,639,000
       Due in one to three years                   3,638,000
       Due after three years                       5,271,000
                                                ------------
                                                $ 32,548,000
                                                ============


      Expected maturities will differ from contractual maturities because the issuers of securities may have the right to prepay obligations without prepayment penalties.

Fair Value of Financial Instruments

      The fair values of current financial assets and liabilities are approximately the reported carrying amounts. The carrying amounts of the Company's mortgage payables are based on outstanding principal, and the fair values of these mortgages were estimated based on borrowing rates currently available for bank loans with similar terms (see Note 9). No value has been placed on the Company's line of credit facility as any borrowings would bear interest at market rates.

Merchandise Inventories and Cost of Sales

      Trak Auto inventories are priced at the lower of last-in, first-out
(LIFO) cost or market.   Crown Books' and Total Beverage's inventories are
priced at the lower of first-in, first-out, (FIFO) cost or market. At January 31, 1996, 1995 and 1994, the Company's inventories would have been greater by $6,579,000, $5,870,000 and $7,187,000 respectively, if they had been valued on the lower of FIFO cost or market basis.

                          DART GROUP AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994



      Effective January 30, 1994, Trak Auto changed its method for determining the index used to calculate the cost basis of the LIFO inventory for financial and income tax reporting purposes. Under the new method, Trak Auto uses an index published by United States Bureau of Labor Statistics. Previously, an index determined by Trak Auto based upon inventory cost changes between financial reporting periods, was utilized. This change was accounted for as a change in accounting method in the accompanying financial statements. Due to limitations in the availability of historical information, it is not possible to determine the effect, if any, on net income for the year ending January 28, 1995 of the corresponding cumulative catch-up adjustment or on retained earnings at January 28, 1995. Accordingly, the change in principle was accounted for on a prospective basis from January 31, 1994 and the effect on per share data, if any, is not available.

Property and Equipment and Depreciation

      Property and equipment are recorded at cost. The Company depreciates furniture, fixtures and equipment generally over a ten-year period using the straight-line method. Computer software is charged to expense in the year of acquisition. Computer equipment is depreciated over a five-year period using the straight-line method. All stores and some equipment are leased. Improvements to leased premises are amortized generally over a ten-year period, or the term of the lease, whichever is shorter. Assets (primarily buildings) financed through asset-based financing arrangements are depreciated over the lives of the leases. Accumulated amortization for assets under capital lease was $8,159,000 and $9,604,000 as of January 31, 1996 and 1995, respectively.

Preopening Expenses

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

                          DART GROUP AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994

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

New Accounting Standards

      The Company is required to adopt Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for Long Lived Assets and
Long-Lived Assets to be Disposed of and SFAS No. 123, Accounting for Stock Based Compensation, no later than its fiscal year ending February 1, 1997. The Company has determined that implementation of SFAS No. 121 will not have a material impact on the Company's consolidated financial statements. The Company expects to disclose the fair value of options granted in a footnote to its consolidated financial statements, as permitted by SFAS No. 123.

Industry Segments

      The Company operates specialty retail stores, grocery and beverage stores, a real estate company and a financial business that purchased/sold primarily bankers' acceptances.

Dividends

     The holders of Class A Common Stock are entitled to receive, when and as declared by the Board of Directors, noncumulative preferential dividends of up to thirty cents per share. If Class A dividends reach thirty cents per share, in any fiscal year, holders of Class B Common Stock are entitled to receive dividends not exceeding thirty cents per share. Any dividends cumulatively in excess of thirty cents per share would be shared as if they constituted a single class of stock. During the years ended January 31, 1996, 1995 and 1994, Dart paid dividends to the holders of Class A Common Stock at $.13 per share and has not paid dividends to holders of Class B Common Stock.

Earnings Per Share

      Earnings per share is based on the weighted average number of Dart's Class A Common Stock, $1.00 par value per share ("Class A Common Stock") and Class

                          DART GROUP AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994


B Common Stock, $1.00 par value per share ("Class B Common Stock") and common stock equivalents (certain stock options) outstanding during the period. In reporting earnings per share, Dart's interest in the earnings of its majority-owned subsidiaries is adjusted for the dilutive effect, if any, of these subsidiaries' outstanding stock options. The difference between primary earnings per share and fully diluted earnings per share is not significant for any period. Weighted average shares and share equivalents for the three years ended January 31, 1996, 1995 and 1994 were 1,994,000, 1,871,000 and 1,867,000, respectively. The inclusion of the options for Class B Common Stock related to Ronald S. Haft's employment agreement had no impact on reported earnings per share in fiscal 1995 because they were anti-dilutive.

Reclassifications

Certain reclassifications have been made to prior year statements to conform to current year presentation.

                          DART GROUP AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994



NOTE 2 - INCOME TAXES

      Because of its percentage ownership, Dart does not report the results of operations of Crown Books, Trak Auto or Shoppers Food in its Federal or state tax returns. The Company's tax provision therefore, represents the combined tax provisions of Dart, Crown Books, Trak Auto, Total Beverage and Shoppers Food (through May 28, 1994).

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

     The provision for income taxes on income before minority interests, equity in affiliate and extraordinary items consists of the following:

                                                 - In Thousands -
                                    --------------------------------------
                                                   Fiscal Years
                                    --------------------------------------
                                      1996           1995           1994
                                    --------       --------       --------
Current:
    Federal                         $   (241)      $  9,474       $  8,590
    State                                  3          1,839          2,236
                                    --------       --------       --------
                                        (238)        11,313         10,826

Deferred:
    Federal                            5,020        (11,076)        (2,522)
    State                              1,367         (1,936)        (1,110)
                                    --------       --------       --------
                                    $  6,149       $ (1,699)      $  7,194
                                    ========       ========       ========

                          DART GROUP AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994



      The combined effective tax rate on income before income taxes and minority interest is reconciled to the Federal statutory rate as follows:

                                                - In Thousands -
                                     --------------------------------------
                                                  Fiscal Years
                                     --------------------------------------
                                        1996           1995          1994
                                     ----------     ----------    ---------
Federal statutory rate                      34%            34%           34%
  Income taxes at Federal statutory
    rate                             $   (4,312)    $  (27,105)   $    2,439

  Increase (decrease) in taxes
  resulting from:
    Federal and state net operating
      loss carryforward not
       benefitted                         5,886         5,905         4,092
    State income taxes, net of
      Federal income tax benefit            685           (89)          838
      Minority interest of CMREC
      taxed at minority partner            (168)         (195)        -
    Exclusion of Shoppers Food
       dividend                          (1,360)        -             -
    Interest on note receivable-
      shareholder                           581         -             -
    CMREC interest in Total Beverage
      closed store reserve                  824          (970)        -
    Amortization of Goodwill                 59          (154)        -
    Valuation allowance                   4,225        21,279         -
    Tax exempt municipal
      bond interest income                 (255)         (494)         (295)
    Utilization of former
      Trak West net operating loss         (225)         (225)         (219)
    Other                                   209           349           339
                                     ----------    ----------    ----------
    Income tax provision (benefit)   $    6,149    $   (1,699)   $    7,194
                                     ==========    ==========    ==========


Effective tax rate                        (48.5)%       (2.1)%       103.2%
                                     ==========    ==========    ==========

                          DART GROUP AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994


      The effect of each type of temporary difference and carryforward is as follows:

                                                          (in thousands)
                                                    -------------------------
Gross Deferred Tax Assets:                          January 31,  January 31,
- --------------------------
                                                        1996        1995
                                                    -----------  -----------
  Reserves for other liabilities                    $       218  $      361
  Capitalized leases treated as operating
    leases for tax purposes                               2,832       2,721
  Depreciation                                            2,215       1,894
  Uniform capitalization of inventory
    costs                                                 2,996       2,661
  Deferred gain from involuntary conversion               -             206
  Reserve for store closings and restructuring           15,291      26,993
  Accrued rent                                            1,029         695
  Deferred income                                            83          99
  Certain officers bonuses                                  465         324
  Tax loss carryforwards                                 15,740       6,735
  Tax credit carryforwards                                1,777       1,973
  Basis adjustment as a result of purchase
    accounting for Trak West                                262         394
  Unrealized investment losses                                4         355
  Accrued vacation                                          498       1,245
  Accrued self insurance reserves                         2,661       2,410
  Accrued legal reserves                                  2,632       5,252
  Reserve for stock options                               3,298       -
  Litigation accruals                                    12,992      16,159
  Capital loss carryforward                               5,229       -
  Other                                                     279         159
                                                        -------     -------
  Gross Deferred Tax Assets                              70,501      70,636
  Valuation allowance                                   (33,425)    (29,200)
                                                         -------     -------
    Net Deferred Tax Assets                              37,076      41,436

Deferred Tax Liabilities:
- -------------------------

  Basis difference in Shoppers Food investment           11,462       9,321
  Book basis of assets acquired as a result
    of involuntary conversion                               417         531
                                                        -------     -------
  Gross Deferred Tax Liabilities                         11,879       9,852
                                                        -------     -------
  Net Deferred Tax Asset                                $25,197     $31,584
                                                        =======     =======

                          DART GROUP AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994


     A summary of the Company's valuation allowance as of January 31, 1996 and 1995 by Company is provided below:

                                                       (in thousands)
                                                   --------------------------
                                                        Fiscal Years
                                                   --------------------------
                                                       1996          1995
                                                   ------------  ------------
Crown Books                                        $       2,500 $      2,500
Trak Auto                                                -              -

Dart Group Corporation                                    30,925       26,700
                                                   ------------- ------------
                                                   $      33,425 $     29,200
                                                   ============= ============

      During the year ended January 31, 1996, Dart recorded an increase in its valuation allowance of $4,225,000 as a result of continuing net operating losses.

     Dart does not recognize deferred tax liabilities on the excess of the amount for financial reporting over the tax basis of the investment in its consolidated majority owned subsidiaries. In fiscal 1995, Shoppers Food was deconsolidated and Dart announced that it had under consideration the liquidation of its interest. Accordingly, as of January 31, 1996, Dart has provided deferred taxes of $11,462,000 and reduced its valuation allowance by the same amount.

      As a result of Dart's operating loss for the year ended January 31, 1996, a tax net operating loss carryforward of $26,140,000 was created. Dart's cumulative total tax net operating loss carryforward is $44,475,000. All net operating loss carryforwards will expire by fiscal 2011. In addition, Dart has an Alternative Minimum Tax credit carryforward of approximately $1,010,000, and a capital loss carryforward of $14,594,000 which will expire in 2011.

   Dart will continue to evaluate the need for its valuation allowance on a periodic basis.

NOTE 3 - TRANSACTIONS WITH AFFILIATES

Shoppers Food Warehouse Corp.

     In fiscal 1989, Dart acquired in excess of 50% of the common stock of Shoppers Food, which operates the Shoppers Food Warehouse discount grocery

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994


chain in the Washington, D.C. metropolitan area. In June 1994, one of the other shareholders of Shoppers Food exercised his right to reacquire one share of Shoppers Food Class B common stock, thereby reducing Dart's ownership to exactly 50%. As a result, the accounts of Shoppers Food are consolidated with Dart's through May 28, 1994, but not thereafter. Dart's investment in Shoppers Food is reflected in the financial statements using the equity method of accounting for periods subsequent to May 28, 1994. Under the equity method, the Company's investment is shown in the balance sheet as a single line under Share of Equity in Shoppers Food Warehouse. Accordingly, assets and liabilities of Shoppers Food previously shown in the accounts of the Company have been aggregated and are included in this item. The unamortized difference between the original purchase price of Shoppers Food and the net assets acquired of $11,260,000 is also included in this item and continues to be amortized over ten years from the acquisition date. Similarly, the sales and expenses of Shoppers Food, which were previously included in the accounts of the Company, have been aggregated subsequent to May 28, 1994 and reflected in the caption Equity in Affiliate on the Consolidated Statements of Income.

      For purposes of the Statements of Cash Flows only, the accounts of Shoppers Food have been deconsolidated at January 31, 1994. Accordingly, the Company's consolidated cash position was decreased by $61,014,000 (representing cash and cash equivalents held by Shoppers Food at January 31, 1995) and net income excluded Dart's share of Shoppers Food net income for the year ended January 31, 1995.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994



Summary Income Data for Deconsolidated Subsidiary:

      The following information reflects the results of Shoppers Food for the years ended January 31, 1996 and 1995:

                                            1996              1995
                                         ------------     ------------
                    Revenue              $841,701,000     $801,108,000
                    Gross Profit          143,481,000      141,197,000
                    Net Income             14,652,000       18,148,000


      The amounts included in net income above do not reflect the amortization of the difference between Dart's original purchase price and the equity in net assets or certain tax contingencies recorded by the Company.

    The following information presents summarized balance sheet information of Shoppers Food as of January 31, 1996 and 1995 (unaudited). Audited financial statements of Shoppers Food for years ending June 30, 1995 and 1994 are included in Item 14 - Exhibits, Financial Statement Schedules and Reports of Form 8-K.


                                             1996            1995
                                         ------------    ------------
                    Current Assets       $139,734,000    $126,670,000
                    Total Assets          163,452,000     151,984,000
                    Current Liabilities    55,490,000      50,941,000
                    Total Liabilities      70,216,000      63,400,000
                    Stockholders' Equity   93,236,000      88,584,000

      Dart and the other 50% shareholder of Shoppers Food have a buy/sell agreement whereby either shareholder has the right, at any time, to initiate procedures under which the initiating party offers both to sell to or buy from the other party the initiating party's or the other party's shares in Shoppers Food at the offer price. The recipient of an offer under this buy/sell agreement has the alternative of accepting the offer to sell or the offer to buy. Dart is unable to determine the effect that would result if either party initiates this procedure.

     Dart's interest in Shoppers Food is held through a wholly-owned subsidiary Dart/SFW Corp. ("Dart/SFW"), a Delaware corporation. Dart and Dart/SFW had previously executed agreements which by their express terms

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994


provide for options to Herbert H. Haft and Robert M. Haft to each acquire up to 10% of the stock of Dart/SFW on a fully diluted basis. These agreements state that the options became exercisable in August 1994 and expire in August 2004 and that the optionees have the right to require Dart to repurchase the shares at their then fair market value at any time within three years after receipt of the shares. Herbert H. Haft assigned his options equally to Ronald S. Haft and Linda G. Haft. (See Note 5). As part of the RSH Settlement, Ronald S. Haft consented to the termination of his options. See Note 6.

      The Executive Committee of the Board of Directors (the "Executive Committee") (see Note 5) has undertaken a legal review of these options and, as a result, is contesting their validity. Robert M. Haft has filed a lawsuit seeking specific performance of these options. See Notes 8 and 13. Pending the outcome of this lawsuit, Dart accrues the estimated fair value of the stock over the exercise price of the options provided for in these agreements ($9.7 million at January 31, 1996 net of Ronald S. Haft's options which were terminated as a result of the RSH Settlement).

Exercise of Subsidiary Stock Options

     Trak Auto and Crown Books stock options have been granted to officers, directors and key employees. As these options are exercised, the number of minority shares outstanding, and accordingly the minority share of the ownership of Trak Auto and Crown Books, increases. The difference attributable to Dart's change in ownership percentage for these subsidiaries is reflected in Paid-in Capital.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994


NOTE 4 - COMMITMENTS

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

     Following is a schedule by fiscal year of future minimum payments under capital leases, license agreements and non-cancelable operating leases having initial or remaining terms in excess of one year at January 31, 1996 (excluding Shoppers Food). The schedule below includes the operating leases of Dart and its consolidated subsidiaries. The imputed interest rate on the capital leases is 15.6% in the aggregate.

                                               - In Thousands -
                                   ---------------------------------------

                                   Capital Leases
Fiscal                             --------------          Operating
 Year                                 Buildings              Leases
- ------                                ---------            ---------
1997                                   $  4,116                52,695
1998                                      4,344                49,220
1999                                      4,604                41,762
2000                                      4,630                32,401
2001                                      4,760                26,558
2002-2017                                77,129                74,903
                                       --------             ---------
                                         99,583             $ 277,539
                                                            =========
Less-Imputed interest                    69,317
                                       --------
Present value of net minimum             30,266
   lease payments
   Less-Current maturities                  101
                                       --------
   Long-term capital lease
   obligations                         $ 30,165
                                       ========

      The table above includes $9,083,000 for store operating leases where the stores have been closed and the lease obligation have been accrued in the restructuring or store closing reserves. Minimum operating lease obligations have not been reduced by total future minimum sublease rental of $3,058,000 receivable in the future under 13 leases. There are no sublease arrangements

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994


for the capital leases.

Rent expense for operating leases and license arrangements are as follows:


                                          Year Ended January 31,
                                -------------------------------------------
                                     1996          1995           1994
                                -------------   ------------  -------------
Minimum rentals                  $ 42,250,000   $ 41,200,000   $ 51,158,000
Contingent rentals                    506,000        738,000        529,000
                                 ------------   ------------   ------------
                                 $ 42,756,000   $ 41,938,000   $ 51,687,000
                                 ============   ============   ============

Capital Lease Arrangements With Related Parties

     Dart has a lease with a private partnership in which Haft family members own all of the partnership interests, for a 271,000 square foot headquarters building and distribution center in Landover, Maryland. The lease is for 30 years and six months, commenced in 1985 and provides for increasing rental payments over the term of the lease. The current annual rental is $2,014,000. The lease requires the payment for maintenance, utilities, insurance and taxes. The distribution center was constructed by the partnership at a cost of approximately $8,300,000. Dart has sublet approximately 238,000 square feet to Trak Auto and Crown Books at a per square foot charge which is equal to Dart's per square foot cost under the master lease. Dart has a lease agreement with the aforementioned partnership for land near the headquarters building and distribution center. The lease is coterminous with the headquarters building and distribution center lease and provides for current annual rental of $35,000 with increases of three percent per year. Dart, Trak Auto and Crown Books each pay a pro-rata share in proportion to their use of the headquarters building and distribution center.

     Dart's majority-owned subsidiary, Trak Auto, entered into an agreement to lease a 176,000 square foot distribution center in Bridgeview, Illinois from a private partnership in which Haft family members own all of the partnership interests. The lease is for 30 years and six months, commenced in 1984 and provides for rental payments increasing approximately 15% every five years over the term of the lease. The current annual rental is $728,000. The lease requires payment of maintenance, utilities, insurance and taxes. Dart is jointly and severally liable for the lease obligations. The partnership purchased the warehouse on March 12, 1984 for approximately $3,100,000.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994


    Trak Auto has an agreement to lease a distribution center in Ontario, California from a private partnership in which Haft family members own all of the partnership interests. The lease is for 20 years and commenced in 1989. The lease also provides for increasing rental payments, based upon the Consumer Price Index for the Los Angeles area, over the term of the lease. The current annual rental is $1,374,000. The lease requires payment of maintenance, utilities, insurance and taxes. The partnership purchased the distribution center for approximately $10,800,000.

     The capital lease arrangements described above are all included in the lease commitment table.

       Dart's affiliate, Shoppers Food, has a lease agreement for a 86,000 square foot office building in Lanham, Maryland from a private partnership in which Haft family members and the other shareholders of Shoppers Food own all of the partnership interests. The lease is for 20 years and commenced in 1991. The lease provides for yearly increasing rental payments, based upon the Consumer Price Index for the Washington, D.C. Metropolitan Statistical Area, however the increases shall not be more than 6% or less than 3%. The current annual rental is $1,247,000. The lease requires payment of maintenance, utilities, insurance and taxes. The partnership purchased the office building for approximately $8,700,000 in July 1990. There are currently three unaffiliated subtenants in the office building. These subtenants are leasing approximately 30,000 square feet for a current annual rent of $520,000.

Pennsy Warehouse Leases

      For a description of Dart's obligations under leases for three warehouses located at 3301 Pennsy Drive, Landover, Maryland (the "Pennsy Leases"), see
Note 7.

Store Operating Lease Payments to Related Parties

    During the fiscal years ended January 31, 1996, 1995 and 1994, respectively, Trak Auto made rental payments of approximately $2,914,000, $2,893,000 and $2,180,000, Crown Books made rental payments of approximately $2,136,000, $2,035,000 and $1,780,000, Shoppers Food made rental payments of approximately $5,985,000, $5,327,000 and $3,940,000 (during Shoppers Food fiscal years ended July 1, 1995, July 2, 1994 and July 3, 1993, respectively) and Total Beverage made rental payments of approximately $984,000, $893,000

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994


and $361,000 to CMREC shopping centers and to partnerships in which members of the Haft family own all or substantially all of the beneficial interests. None of the stores involved were acquired by the partnerships within the past two years.

      In addition to the Executive Committee's legal review of the Pennsy Leases, which resulted in litigation filed by Dart on February 10, 1995 (See
Note 8), the Executive Committees of Dart, Trak Auto and Crown Books have undertaken a legal review of other leasing arrangements and real estate related transactions between the Company, on the one hand, and Haft-owned entities, on the other hand. The Executive Committees have not yet determined whether other actions will be taken as a result of this legal review.

Future Minimum Lease Payments to Related Parties

     Dart's subsidiaries and affiliate, Trak Auto, Crown Books, Shoppers Food and Total Beverage lease certain real property from CMREC and Haft family owned partnerships. The leased properties consist of 50 stores, three warehouses and the Shoppers office building, excluding the Pennsy Leases. These leases (other than the Pennsy Leases) provide for various termination dates, which, assuming renewal options are exercised, range from 1996 to 2031 and require the payment of minimum rentals aggregating approximately $267,648,000 to the lease expiration dates. Minimum rentals under these leases are approximately $129,498,000 to the expiration of their original terms. Certain of these leases also require the payment of a percentage of sales in excess of a stated minimum, as well as real estate taxes and Consumer Price Index increases.

NOTE 5 - INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS (See Notes 4 and 10)

Haft Family Employment Agreements and Other Compensation Arrangements

      In April 1974, Dart entered into an employment agreement with Herbert H. Haft, Chairman and Chief Executive Officer. The agreement, as amended, is renewable each year for a successive ten-year term. The agreement, as amended, provides for a base salary of $544,500 for the year ended January 31, 1986 and for increases in base salary each year thereafter by the greater of (i) $12,000 plus ten percent of the base salary for the preceding fiscal year or (ii) the increase in the cost of living. The agreement, as amended, further provides for an annual bonus equal to 1 1/2% of Dart's consolidated

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994


pretax profit not reduced as a result of transactions which are not ordinary and a supplemental bonus based on certain performance criteria for the three-year period ended January 31, 1988 and each three-year period thereafter. The supplemental bonus equals the greatest of (i) 3% of the increase in the aggregate market value of the Class A Common Stock on the last day of the three-year period over such market value on the first day of such period; (ii) 3% of any excess in Dart's consolidated stockholders' equity on the last day of the three-year period over such stockholders' equity on the first day of such period; (iii) 3% of the aggregate consolidated net income during the three-year period; and (iv) his base salary and annual bonus for the last year of the three-year period. Pursuant to the agreement, Herbert H. Haft may elect to receive all or part of his compensation in the form of an option for shares of the Class A Common Stock or defer receipt of all or part of such compensation. The agreement, as amended, also provides that Dart must lend to Herbert H. Haft the funds necessary to purchase a $3,000,000 life insurance policy on his life
and/or the life of his former wife, Gloria Haft.   Dart has elected not to
charge interest on the loan. In 1993, a shareholder derivative action was filed challenging certain aspects of this employment agreement. In 1994, the Special Litigation Committee concluded that it is in the best interests of Dart that claims challenging Herbert H. Haft's employment agreement be dismissed except to the extent that the validity of the "evergreen" provision (successive ten-year terms) of the agreement is challenged.

      In fiscal 1990, Dart signed agreements with Herbert H. Haft and Robert M. Haft that granted to each of them an option to purchase up to ten shares of the common stock of Dart/SFW, or 10 percent of such stock on a fully diluted basis, for approximately $192,688 per share. Under the agreements each such option is exercisable in whole or in part during the period beginning on August 30, 1994 and ending on August 30, 2004; provided that such options become immediately exercisable in the event of a Major Business Change (as defined in the option agreements) and for a period of ten years thereafter. At any time within three years after receipt of the Dart/SFW shares pursuant to the exercise of an option, Herbert Haft or Robert Haft, as the case may be, may require Dart to purchase all or part of such shares at their then fair market value, as determined by an independent appraiser selected by Dart's Board of Directors. Pursuant to agreements dated January 11, 1990, Herbert H. Haft assigned and transferred his option to acquire ten shares of Dart/SFW to his two children, Ronald S. Haft and Linda G. Haft, and Robert M. Haft assigned and transferred his option to acquire six shares of Dart/SFW to Trusts established for the benefit of his two children, Michael A. Haft and

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994


Nicholas G. Haft. As part of the RSH Settlement, Ronald S. Haft consented to the termination of his Dart/SFW options.

      The Executive Committee has undertaken a legal review of these options and, as a result, is contesting their validity. Robert M. Haft has filed a lawsuit seeking specific performance from Dart of these options. See Notes 8 and 13.

      Dart accrues the estimated fair value of the Dart/SFW stock over the exercise price of the options provided for in these agreements ($9.7 million at January 31, 1996 net of Ronald S. Haft's options which terminated as a result of the RSH Settlement).

      A 1987 resolution of Dart's Board of Directors (the "1987 Resolution") stated that it would be appropriate for Herbert H. Haft and Robert M. Haft each to have the option to participate individually in acquisitions of other companies by Dart on the same terms and conditions as management of the acquired company might participate or by the purchase by each of ten percent of Dart's interest in the acquired company on an equivalent basis as Dart.

      On February 22, 1995, the United States District Court for the District of Delaware, in the case of Robert M. Haft v. Dart Group Corporation, et al. (D. Del. Civ. A. No. 93-384) (see Note 8) ruled that this resolution entitled Robert M. Haft to purchase for $149,000 ten percent of Dart's interest in the entity that acquired the assets of Total Beverage's Chantilly, Virginia store. Dart has appealed this ruling of the court. In June 1995, Herbert H. Haft advised the Board of Directors of his claim that the 1987 Resolution entitles him to a call on a 10% interest in Total Beverage Corporation. The Executive Committee has advised Herbert H. Haft of its opposition to this claim.

Incentive Stock Agreement

     In fiscal 1990, Crown Books entered into an incentive stock agreement (the "ISA") with Robert M. Haft, the former President of Crown Books. Under the terms of the ISA, Crown Books issued 100,000 shares of stock to Robert M. Haft in return for a non-interest bearing promissory note, discounted at an 11% effective interest rate, of $203,750, due January 2, 2004. The ISA provides that the stock certificate representing the 100,000 shares state that the shares are subject to certain transfer restrictions. Crown Books has the right, expiring ratably over the period from January 2, 1999 to January 2, 2001, to repurchase all or a portion of the shares, subject to certain conditions, in the event Robert M. Haft voluntarily terminates employment with

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994

Crown Books. Pursuant to the terms of the ISA, if Crown Books terminates Robert M. Haft without cause, it must issue 100,000 shares of unrestricted common stock to him.

      Crown Books recognized deferred compensation to Robert M. Haft under the ISA with a combination of amortization of the discount on the note ($11,000 annually) and straight-line recognition of the difference between the market price of Crown Books common stock on the date of grant and the purchase price for the shares subject to the ISA ($194,000 annually).

      When Robert M. Haft's employment with Crown Books terminated in June 1993, Crown Books maintained that he had voluntarily terminated his employment, and therefore Crown Books had a right to repurchase these shares. In August 1993, Robert M. Haft filed a lawsuit against Dart, Crown Books and Trak Auto that, among other claims, contested the right of Crown Books to repurchase the shares, and alleged that Crown Books had terminated Robert M. Haft without cause. The jury and the court in this litigation found in favor of Robert M. Haft on these claims. On February 22, 1995, the court held that Robert M. Haft was entitled to damages in the amount of $2,146,250, plus interest, for Robert
M. Haft's claims with respect to the ISA. Crown Books filed a notice of appeal against this judgment. See Note 8 for further discussion of this litigation.

      As a result of this litigation, however, Crown Books expensed the remaining unamortized deferred compensation totaling $1,424,000 (before income taxes) associated with the ISA in the year ending January 31, 1995.

Other Management Employment Agreements

      In October 1994, Dart entered into a consulting agreement with RPF, Inc., a corporation wholly-owned by Robert A. Marmon, whereby RPF, Inc. supplied the services of Mr. Marmon as Chief Financial Officer for Dart, each of its wholly-owned subsidiaries and Crown Books, and as Principal Financial Officer for Trak Auto. Mr. Marmon resigned effective February 29, 1996. The agreement, as amended, provided for a monthly fee of $48,750.

     On January 25, 1995, the Company entered into employment agreements with several key employees, including R. Keith Green, President of Trak Auto and E. Steve Stevens, President and Chief Executive Officer of Crown Books. The agreements are for a one-year term (Mr. Green and Mr. Stevens' agreements are for two years) and are automatically extended one year (two years for Mr.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994


Green and Mr. Stevens) unless the individual is terminated with cause. The agreements provide for annual increases following review and performance appraisal by the Compensation Committee of the Board of Directors.

Executive Committee and Special Litigation Committee

      On January 4, 1994, the Board of Directors of Dart established a Special Litigation Committee to assess, on behalf of Dart, whether to pursue, settle or abandon, claims raised in the derivative lawsuits filed against Dart. See Note 8 for a discussion of the derivative lawsuits.

     The Board of Directors of Dart established an Executive Committee of the Board of Directors on September 7, 1994. The Executive Committee has the authority to conduct the affairs of Dart with respect to matters that are the subject of dispute between the Chairman of the Board and Chief Executive Officer, Herbert H. Haft, and the then President and Chief Operating Officer of Dart, Ronald S. Haft. Members of the Executive Committee are Douglas M. Bregman, Larry G. Schafran and Bonita Wilson, with Mr. Schafran as the Chairman of the Executive Committee. Any and all actions of the Executive Committee are required to be without a dissenting vote. On October 11, 1994, the Boards of Directors of Trak Auto, Crown Books and Total Beverage each established an Executive Committee of their respective Board of Directors with authority parallel to that of Dart's Executive Committee.

     Members of the Executive Committee are compensated at a rate of $275 per hour plus reimbursement of expenses. Members of the Special Litigation Committee of the Board of Directors have been compensated at a rate of $250 per hour plus reimbursement of expenses. During the years ended January 31, 1996 and January 31, 1995, the compensation paid by Dart and its subsidiaries to members of the respective Executive Committees for their services on those committees totaled $1,263,000 and $666,000, respectively. Compensation paid by Dart and its subsidiaries to members of the Special Litigation Committee for their service on that committee during the year ended January 31, 1995 was $269,000, exclusive of expense reimbursement. There were no fees paid to members of the Special Litigation Committee in fiscal 1996.

NOTE 6 - SETTLEMENT WITH RONALD S. HAFT

      On October 6, 1995, Dart and Ronald S. Haft entered into a settlement of certain litigation and other related transactions (collectively, the "RSH Settlement"). The RSH Settlement transactions are subject to legal challenge

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994


(See Note 8). If sustained, the RSH Settlement transactions were intended to have the effect, by their terms, of transferring majority control of Dart's voting stock to one or more voting trustees (the "Voting Trustees") under a Voting Trust Agreement (the "Voting Trust Agreement"), by and among Ronald S. Haft, Dart and Larry G. Schafran and Sidney B. Silverman as initial Voting Trustees. On December 28, 1995, the initial Voting Trustees resigned and appointed Richard B. Stone as successor Voting Trustee. If the RSH Settlement is not sustained, it would significantly affect the accounting treatment for the settlement as reflected in the accompanying financial statements as described below.

      Terms of Settlement with Ronald S. Haft

      Dart has recorded the following RSH Settlement transactions.

      Dart recorded the purchase of an option for 197,048 shares of Class B Common Stock by Ronald S. Haft. These options had not previously been recognized by Dart. In addition, the option to purchase such shares, pursuant to Ronald S. Haft's employment agreement, was amended to increase the exercise price from $89.65 to $140.00 per share. These 197,048 shares of Class B Common Stock were issued to Ronald S. Haft pursuant to his exercise of the option in exchange for $197,048 in cash and a secured promissory note from Ronald S. Haft in the principal amount $27,389,672 (the "$27.4 Million Note"). The $27.4 Million Note is due June 30, 2000, subject to earlier prepayment in the event of a disposition of the shares of stock held by the Voting Trustees. Interest on the $27.4 Million Note accrues at 8% and is due at maturity. Immediately after issuance of the 197,048 shares of Class B Common Stock to Ronald S. Haft, he assigned to the Voting Trustees such shares as well as 25,246 shares of Class B Common Stock that he owned previously.

      Ronald S. Haft transferred to Dart 172,730 shares of Class B Common Stock in exchange for 288,312 shares of Class A Common Stock. The 288,312 shares of Class A Common Stock have been placed into the Voting Trust established under the Voting Trust Agreement and the 172,730 shares of Class B Common Stock have become treasury shares, which are not entitled to vote. Prior to the RSH Settlement, Herbert H. Haft exercised voting rights with respect to such Class B shares. (Among the pending legal challenges to the RSH Settlement transactions is Herbert H. Haft's claim that he owned the 172,730 shares of Class B Common Stock at the time of the RSH Settlement, so that their transfer to Dart was invalid.) In addition, Ronald S. Haft assigned to the Voting Trust 86,173 shares of Dart Class A Common Stock (subject to competing claims

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994


as to 58,029 of those shares) and agreed to assign to the Voting Trust an additional 33,333 shares of Dart Class A Common Stock currently pledged as security for a bank debt of Ronald S. Haft.

      Dart transferred $37,925,710 in cash to Ronald S. Haft and received from him a $37,740,162 secured promissory note (the "$37.7 Million Note"), which is due June 30, 2000, subject to earlier prepayment in the event of a disposition of the shares of stock held by the Voting Trustees. Interest accrues at 8% and is due at maturity.

      A Buy/Sell/Offering Agreement between Dart and Ronald S. Haft governs the ultimate disposition of the shares held by the Voting Trustee. That agreement gives Ronald S. Haft the right to "put" to Dart the stock held by the Voting Trustee at any time between January 1, 1997 and December 31, 1999, subject to certain conditions. Dart has an option to "call" the shares held by the Voting Trustee, if they have not previously been dosposed of as described above, at any time during the first seven months of the year 2000.

      The $37.7 Million Note and the $27.4 Million Note that Ronald S. Haft has given to Dart in connection with the RSH Settlement both have a stated maturity date of June 30, 2000, but will be due and payable upon the closing of a "put" of "call" under the Buy/Sell/Offering Agreement. The price of the shares purchased by Dart upon closing of a "put" or "call" would be offset against the principal and interest due on these two promissory notes.

      The $27.4 Million Note and the $37.7 Million Note are recourse subject to certain limitations and recorded as Notes Receivable - Shareholder on the Company's balance sheet and have been included as a component of Stockholders' Equity.

      Dart transferred an additional $11,621,276 in cash to Ronald S. Haft in escrow, and such funds have been tendered to Herbert H. Haft (but such funds had not been accepted by Herbert H. Haft as of January 31, 1996) as prepayment of a Ronald S. Haft promissory note to Herbert H. Haft, which promissory note was originally given as partial payment for the 172,730 shares of Class B Common Stock discussed above. In exchange for a loan of $11,621,276 from Dart, Ronald S. Haft has given Dart a secured promissory note of $11,621,276 (the "$11.6 Million Note"), which is due June 30, 2000, subject to earlier prepayment upon the sale of the CMREC properties (discussed below). The $11.6 Million Note bears interest at an annual rate of 6.61%, which is due December 31 of each year beginning December 31, 1995.

      Dart and CMREC have agreed to the sale of the five properties which CMREC owns through joint ventures with Haft-owned entities. The sales are to occur on terms to be arranged by Ronald S. Haft prior to October 6, 2000. Under terms of the RSH Settlement, CMREC will retain the first $2.0 million of its share of proceeds from such sales and, if certain conditions relating to the RSH Settlement are satisfied, the next $47.0 million of CMREC's share of proceeds will be payable to Ronald S. Haft. He is required to apply his share of the sale proceeds toward the payment of the $11.6 Million Note. As part of the RSH Settlement, CMREC receives 1% of the ordinary income and losses generated by the joint ventures and is a general partner in the joint ventures. (Ronald S. Haft and entities controlled by him receive the remaining 99%.) As a result of these arrangements, the real estate joint ventures are no longer consolidated with the Company's financial statements as of October 6, 1995. In addition, Dart recorded a loss of $14.6 million for the write-down of the CMREC partnership interest to fair value.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994


      Ronald S. Haft and Dart have agreed to various transactions relating to certain warehouse and office facility properties that Dart and/or Trak Auto lease from Haft-owned entities (collectively, the "Warehouse Transactions"). The properties include Dart's headquarters in Landover, Maryland, Trak Auto's distribution centers in Ontario, California and Bridgeview, Illinois (the "Distribution Centers") and some of Dart's former warehouse and office facility in Landover, Maryland (the "Pennsy Warehouses"). The primary intent of the Warehouse Transactions is to transfer interests controlled by Ronald S. Haft in some or all of the properties to entities controlled by Dart, and amend the leases to reduce or, in the case of the Pennsy Warehouses, eliminate the rents being paid by Dart or Trak Auto. The Warehouse Transactions are subject to contingencies, including bankruptcy court and mortgagee approval to the extent any is necessary, to challenges brought by Herbert H. Haft concerning the extent of Ronald S. Haft's ownership interest in certain of the properties and with respect to the properties in Landover, Maryland and Bridgeview, Illinois, claims asserted by Robert M. Haft and Linda G. Haft regarding the extent to which Ronald S. Haft controls the partnerships owning such properties. As of January 31, 1996, Dart has only recorded its interest in three of the four Pennsy Warehouses. These interests were recorded at an amount equal to the mortgages on these warehouses. Dart has reduced the reserve for Pennsy Warehouse Leases by approximately $14.0 million, recorded as additional Paid-in-Capital. Dart and/or Trak Auto expect to continue to fund the rental payments on the remaining properties until such time as the various contingencies surrounding these transfers are resolved. Accordingly, Dart has not recorded the buyout of the lease obligations for the Distribution Centers. These properties continue to be accounted for as capital leases. Accordingly, the capital lease obligation of $30.2 million and the net book value of $ 16.5 million have not been reversed and the corresponding fair value of the Distribution Centers and related mortgages have not been recorded. Resolution of the contingencies surrounding the Distribution Centers is not expected to have a material effect on the Company's financial statements.

      As part of the RSH Settlement, Ronald S. Haft resigned all of his positions as a director and officer of Dart and all of its subsidiaries, and consented to the termination of his employment agreement. The Standstill Order (described below) contemplates that Ronald S. Haft will continue as a director of Dart while the Standstill Order is in effect. (Herbert H. Haft contends that Ronald S. Haft is no longer a director.) Dart recorded compensation expense of $2.0 million for the present value of the remainder of the contract and reversed all prior accruals under the employment contract resulting in

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994


additional Paid-in-Capital of approximately $2.5 million.

      Ronald S. Haft consented to termination of all of his outstanding stock options from Dart and its subsidiaries, including options for five shares of Dart/SFW Corp., a subsidiary of Dart that owns 50% of Shoppers Food. As a result, Dart reduced its accrual for its expense associated with the Dart/SFW Corp. options of approximately $2.8 million, resulting in additional Paid-in-Capital.

      As a result of the RSH Settlement, Dart reduced its accrual for legal expenses by approximately $2.0 million for litigation involving the Pennsy Warehouses. However, Dart accrued or paid an additional $3.5 million for legal and/or consulting services associated with the RSH Settlement.

      The RSH Settlement is the subject of legal challenges raised by Robert M. Haft, Gloria Haft and Linda Haft and, separately, by Herbert H. Haft. In connection with such legal challenges, the Delaware Court of Chancery entered a Standstill Order, which restricts certain actions of Dart until further order of the court. See Note 8.

      The documents implementing the RSH Settlement contain certain provisions intended to protect Dart's interests if a challenge to the RSH Settlement is accepted by the Delaware Chancery Court. In general terms, these provisions include the following:

a) If the Delaware Chancery Court does not approve the settlement in the Kahn action (see Note 8), Dart will have the right to cause the RSH Settlement transactions to be reversed, except that (i) Ronald S. Haft will have up to two years to repay the $37.7 Million Note and the $11.6 Million Note, (ii) the Warehouse Transactions will proceed and (iii) the sale of CMREC joint venture properties will proceed, but without any assignment to Ronald S. Haft of CMREC's portion of the sale proceeds.

b) If Herbert H. Haft succeeds through his rescission claim in reacquiring ownership of the 172,730 shares of Class B Common Stock transferred by Ronald S. Haft to Dart as part of the RSH Settlement, repayment of $24.2 million of the principal amount of the $37.7 Million Note will be due within two years and the 288,312 shares of Dart Class A Common Stock issued to Ronald S. Haft under the RSH Settlement will be returned to Dart.

c) If a court rules that Ronald S. Haft cannot transfer the 172,730 shares of

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994


      Class B Common Stock to Dart because of the impact on Herbert H. Haft's preexisting proxy from Ronald S. Haft to vote those shares, then $8.0 million of the CMREC sale proceeds will be held in escrow until the transfer occurs and may, under certain circumstances be returned to Dart.

d) If a court determines that the 197,048 shares of Class B Common Stock issued to Ronald S. Haft are not validly issued or that the Voting Trustees are not entitled to vote the shares they hold, then Dart will have the same rights (discussed above) as in the event that the Court does not approve the settlement of the Kahn lawsuit. Alternatively, Dart could elect that the 197,048 shares of Class B Common Stock be returned to Dart, that the $27.4 million promissory note be canceled and that Ronald S. Haft pay $8.0 million to Dart within two years.

NOTE 7 - PENNSY WAREHOUSE LEASES

     The Pennsy Leases cover a 533,800 square foot facility consisting of office space and three warehouses once occupied and used by the Dart Drugstore chain, a predecessor of Dart. The warehouses and office space are not required by Dart for its operations. These warehouses are owned by partnerships in which members of the Haft family own all of the general and limited partnership interests. The office space and warehouses were built by Haft partnerships between 1965 and 1974: Warehouse I and the offices in 1965, Warehouse II in 1971 and Warehouse III in 1974. The facility is located at 3301 Pennsy Drive, Landover, Maryland.

     Trak Auto has an agreement with Dart to sublease 6,500 square feet of the facility. The sublease is on a month-to-month basis and the annual rental is $21,000. The sublease requires Trak Auto to pay for its share of common area maintenance, real estate taxes and insurance premiums. In addition, Shoppers Food has an agreement with Dart to rent (on a month to month basis) 20,000 square feet of the above facility for approximately $6,000 a month.

     In 1984, Dart sold its drugstore chain to a new company owned by some members of its former management, Dart Drug Stores, Inc. ("DDSI"). At that time, the subject leases were assigned to a subsidiary (Dart Drug Corporation, Maryland) whose stock was transferred to DDSI, and the Pennsy Leases were extended to 2016 and modified. The leases were then assigned to DDSI itself. Ownership of DDSI was subsequently transferred and it commenced operation

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994


under the name of Fantles in 1988. DDSI, dba Fantles, occupied the properties through December of 1990, more than one year after DDSI filed bankruptcy.

     After DDSI (Fantles) rejected the Pennsy Leases in its bankruptcy, Dart in February 1991, resumed paying rent and other expenses to the Haft family owned landlords on the theory that Dart's obligations to the landlords survived the 1984 transactions.

    Since DDSI assumed control of the Pennsy warehouses in 1984, the buildings have fallen into disrepair. Deferred maintenance is estimated at between $2 million and $3 million dollars. On November 21, 1994, Dart's Executive Committee received a report indicating the presence of friable asbestos in Warehouses I and II as well as the existence of asbestos located in certain intact floor tiles in Warehouse III. Some asbestos-containing material has fallen on particular store fixtures and material stored in Warehouse I. However, tests demonstrated that the level of airborne asbestos did not exceed the legal limits. With respect to Warehouse III, Dart has determined that the presence of asbestos-containing materials in the floor tiles did not render Warehouse III unsafe, because the materials were intact and the asbestos was non-friable. No friable asbestos was located in the portion of Warehouse III sublet to Trak Auto, Crown Books and Shoppers Food.

      Dart did not permit the use of Warehouses I or II, nor did it allow personnel in those warehouses. Dart secured Warehouses I and II to prevent unauthorized entry. In January 1996, Dart started the process of removing all asbestos from Warehouses II and III. The removal was completed in March 1996 and Dart is continuing to repair those facilities to a usable state.

      The Pennsy Leases expire September 30, 2016 and provide for increasing rental payments based on the Consumer Price Index. The leases are "triple net" leases, in that, in addition to rental payments, Dart is responsible for all expenses, including but not limited to real estate taxes, all utilities, insurance and maintenance. These estimated outflows would substantially impair the future cash flows of Dart. In 1994, Dart's Executive Committee undertook a legal review of the subject leases from their inception. As a result of this legal review, on February 10, 1995, Dart filed a complaint for rescission of the Pennsy Leases and for the return of rent paid since the reassumption of the Pennsy Leases. See Note 8. If the RSH Settlement is not sustained and the leases remain enforceable, Dart will pay in excess of $68.2 million in rent to the Haft interests, plus an additional $13.9 million in "triple net" expenses. The net present value of future payments, discounted at

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994


a rate of 6%, and eliminating the effect of estimated future inflation of 4%, included in the table above is approximately $32.3 million. At the end of the lease term Dart retains no residual value in either the land or buildings.

      During fiscal 1995, Dart revised its expectations of future sublease income and increased the reserve for the obligations represented by these leases to $32.3 million from $9.6 million, an increase of $22.7 million. As part of the RSH Settlement (see Note 6), Ronald S. Haft agreed to transfer the real estate and the partnership interests controlled by him in the Pennsy Leases to Dart. The transfer of partnership interest reduced Dart's obligation under the leases. Accordingly, Dart reversed $14.0 million of the reserve. The following summarizes the activity in the reserve during fiscal 1996:

Reserve, beginning of year           $ 31,892,000
Add:      Interest accrued              1,655,000
Less:     Payments made                (1,080,000)
          Reversal of reserve         (14,000,000)
                                     ------------
Reserve, end of year                 $ 18,467,000
                                     ============

This transfer is subject to contingencies, including bankruptcy court and mortgagee approval to the extent any is necessary, and to challenges brought by Herbert H. Haft concerning the extent of Ronald S. Haft's ownership interest in certain of the properties. Depending upon the outcome of these contingencies, the accounting treatment of the transfer (described above) in the financial statements could be significantly affected.

NOTE 8 - LITIGATION

Robert M. Haft Employment Litigation

      In August 1993, Robert M. Haft, a former president of Crown Books and Dart, filed a lawsuit in the United States District Court for the District of Delaware, Robert M. Haft v. Dart Group Corporation, et al. (D. Del. Civ. A. No. 93-384), naming as defendants Dart and two of its subsidiaries, Crown Books and Trak Auto. The complaint, as amended, alleged breach of contract regarding various employment, stock option, stock incentive and loan agreements and sought declaratory judgment regarding a stock incentive agreement and a possible right by Robert M. Haft to acquire an interest in Total Beverage, all in connection with the termination of Robert M. Haft's employment in June 1993. The complaint, as amended, sought unspecified damages, costs and attorneys' fees.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994



      On September 20, 1994, a jury found that Dart had breached its employment contract with Robert M. Haft and awarded him damages against Dart (equivalent to the compensation projected to be due over a ten-year period) in the amount of $18,856,964. The jury also found that Crown Books had breached an employment agreement with Robert Haft and awarded him damages (equivalent to the compensation projected to be due over a ten-year period) against Crown Books in the amount of $12,800,910.

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

      Robert M. Haft asked the judge presiding over the case to award him additional damages in the amount of approximately $2.4 million based on the failure of Crown Books to deliver 100,000 shares of unrestricted common stock of Crown Books, which he would have a right to receive under the ISA in the event of his termination without cause by Crown Books, when he demanded them in August 1993. Robert M. Haft also requested a declaratory judgment on his claim against Dart, Crown Books and Trak Auto arising from certain stock options granted to him by those corporations and his claim that he has a purchase option for an interest in Total Beverage.

      On February 22, 1995, the federal district court in Robert M. Haft's employment litigation made the following rulings against Dart, Crown Books and Trak Auto:

(a) The court found that Robert M. Haft was entitled to damages in the amount of $2,146,250, plus interest, based on the failure of Crown Books to deliver 100,000 shares of unrestricted Crown Books Common Stock when he demanded them in August of 1993;

(b) The court found that Robert M. Haft was entitled to exercise certain employee stock options under the 1981 and 1992 Stock Option Plans of Dart, the Crown Books Stock Option Plan adopted March 12, 1987, and the Trak Auto Corporation Stock Option Plan adopted March 24, 1987. As to

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994


      options that had expired during the pendency of the case, the court extended the time for exercise for a period equal to the period from June 30, 1993 to the expiration date. As to options that had not yet expired, the court extended the exercise date for a period equal to the period from June 30, 1993 until final judgment was entered. (Under the relevant plans, Robert M. Haft would be entitled to exercise options for 50,000 of Class A Common Stock of Dart having exercise prices of $71.50 - $104.50 per share, 80,000 shares of Crown Books Common Stock having exercise prices of $21.45 - $23.93 per share and 40,000 shares of Trak Auto Common Stock having exercise prices of $6.60 - $13.75 per share.); and

(c) The court found that Robert M. Haft has the right to purchase for $149,400 ten percent of Dart's interest in the entity that acquired the assets of Total Beverage's Chantilly, Virginia store.

      The court entered final judgment on all claims in this lawsuit on March 23, 1995. On April 6, 1995, Dart and Crown Books filed with the court a motion for a new trial and/or reduction of damages challenging the court's breach of contract findings, damages awards and certain evidentiary rulings. In October 1995, the court denied such motion. On October 16, 1995, Dart, Crown Books and Trak Auto filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit.

      The Company has reserved approximately $34.6 million (including accrued interest of $2.9 million) for these judgments.

Derivative Litigation

      In September 1993, Alan R. Kahn and the Tudor Trust (the "Kahn Derivative Plaintiffs"), shareholders of Dart, filed a lawsuit in the Delaware Court of Chancery for New Castle County naming as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, Bonita A. Wilson, Combined Properties, Inc. ("CPI"), Combined Properties Limited Partnership and Capital Resources Limited Partnership. The suit is brought derivatively and names as nominal defendants Dart, Trak Auto, Crown Books, Shoppers Food, Total Beverage and CMREC.

      The complaint, as amended on January 12, 1995, alleges waste, breach of fiduciary duty, violation of securities laws and entrenchment in connection with various lease agreements between the Combined Properties defendants and Dart and its subsidiaries, the termination of Robert M. Haft, the compensation

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994


paid to Ronald S. Haft and Herbert H. Haft, the employment agreement entered into by Ronald S. Haft and Dart on August 1, 1993 (the "RSH Employment Agreement"), the sale of 172,730 shares of Class B Common Stock by Herbert H. Haft to Ronald S. Haft, and the compensation paid to the Executive Committee. Plaintiffs seek an accounting of unspecified damages incurred by Dart, voiding of the options sold to Ronald S. Haft, appointment of a temporary custodian to manage the affairs of Dart or to oversee its recapitalization or sale and costs and attorneys' fees.

      On April 27, 1995, the Kahn Derivative Plaintiffs and the Special Litigation Committee of Dart's Board of Directors filed a Stipulation and Order which, if entered by the court, would (i) dismiss claims against Douglas M. Bregman and Bonita A. Wilson and (ii) realign Dart as a party plaintiff to the amended complaint. The court has not yet acted upon this Stipulation.

      In November 1993, Robert M. Haft filed another lawsuit in the Delaware Court of Chancery for New Castle County. The lawsuit names as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, and Bonita A. Wilson, and also names Dart as a nominal defendant. The complaint derivatively alleges interested director transactions, breach of fiduciary duty and waste in connection with the RSH Employment Agreement. Robert M. Haft also brings individual claims for breach of contract and dilution of voting rights in connection with the sale of shares of Class B Common Stock by Herbert H. Haft to Ronald S. Haft and the RSH Employment Agreement. The complaint seeks rescission of the sale of such shares and the RSH Employment Agreement, unspecified damages from the individual directors, and costs and attorneys' fees.

      In January 1994, a Special Litigation Committee consisting of two outside, independent directors of Dart, Crown Books and Trak Auto was appointed by the Board of Directors to assess, on behalf of Dart, whether to pursue, settle or abandon the claims asserted in these two derivative lawsuits. (Since the death of one member in December 1994, the Special Litigation Committee has consisted of one director.) In September 1994, the Special Litigation Committee moved for dismissal of certain claims in those derivative lawsuits and for realignment of the parties to permit Dart to prosecute other claims in those derivative lawsuits. This motion is still pending before the court.

      In connection with the RSH Settlement, on October 11, 1995, the plaintiff shareholders, Ronald S. Haft, Combined Properties, Inc., Dart, Trak Auto and Crown Books entered into a Stipulation and Agreement of Compromise, Settlement

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994


and Release (the "Stipulation"). Pursuant to the Stipulation, the claims against Ronald S. Haft and Combined Properties, Inc. will be dismissed on the merits and with prejudice as against the shareholder plaintiffs and Dart and its subsidiaries, if the RSH Settlement and dismissal of these claims are approved by the Delaware Court of Chancery.

      In September 1994, Jolien Lou, a purported shareholder of Crown Books, filed a lawsuit in the Delaware Court of Chancery for New Castle County naming as defendants Herbert H. Haft, Glenn E. Hemmerle, Ronald S. Haft, Douglas M. Bregman, H. Ridgely Bullock, Larry G. Schafran and Bonita A. Wilson. The suit is brought derivatively and names Crown Books as nominal defendant. The complaint, as amended on February 24, 1995, alleges waste and breach of fiduciary duty in connection with the termination of Robert M. Haft from his position at Crown Books in 1993 and in connection with the management of Crown Books. The amended complaint also alleges legal malpractice against a lawyer advising Dart at that time. Plaintiff seeks unspecified damages incurred by Crown Books, and costs and attorneys' fees. Ronald S. Haft and Glenn E. Hemmerle have been dismissed without prejudice from this lawsuit. The amended complaint does not name as a defendant H. Ridgely Bullock, who died subsequent to the filing of the original complaint. Crown Books and other defendants have filed a motion to dismiss this lawsuit.

      Given that these derivative lawsuits are brought in the name of Dart and its subsidiaries, recovery in them would inure to the benefit of Dart and its subsidiaries if the claims are successfully litigated or settled. Therefore, in the opinion of management, resolution of these actions will not have a material adverse effect on the consolidated financial condition or results or operations of the Company.

Pennsy Warehouse Litigation

      In fiscal 1995, the Executive Committee of Dart's Board of Directors undertook a legal review of the Pennsy Leases. By their terms, the Pennsy Leases, which run to 2016, require annual rental payments of $855,000 subject to escalation in 1996 and thereafter based on increases in the Consumer Price Index. The lease terms also require the lessee to pay real estate taxes, insurance, utilities, and maintenance expenses. At January 31, 1996, Dart had reserved approximately $18.5 million for the obligations represented by the Pennsy Leases.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994



      As a result of this review, on February 10, 1995, Dart filed a complaint (the "Pennsy Warehouse Litigation") in Circuit Court for Prince George's County, Maryland, alleging breaches of fiduciary duty, waste and other irregularities by certain members of the Haft family and others in connection with the Pennsy Leases and, in particular, with the resumption of rental payments for these warehouses in 1991 following the bankruptcy of the prior tenant, Dart Drug Stores, Inc. The complaint seeks rescission of the Pennsy Leases, restitution of approximately $4.2 million of rent and certain other expenses paid since 1991 and other monetary damages.

Robert M. Haft Stock Option Litigation

      On February 10, 1995, Robert M. Haft filed a complaint in the United States District Court for the District of Delaware against Dart seeking specific performance or damages in connection with the refusal of Dart to issue shares of Class A Common Stock to him pursuant to his exercise of certain options purportedly granted to him by Dart. Robert M. Haft allegedly received these options on three separate occasions: (i) pursuant to the Dart Drug Corporation Executive Non-Qualified Stock Option Plan (the "1983 Plan"), under which Robert M. Haft allegedly received options to purchase 120,000 shares of Class A Common Stock; (ii) pursuant to the Dart Drug Corporation 1987 Executive Non-Qualified Stock Option Plan (the "1987 Plan"), under which Robert M. Haft allegedly received options to purchase 99,750 shares of Class A Common Stock; and (iii) pursuant to a Stock Option Agreement (the "1989 Agreement") dated as of August 30, 1989, among Dart, Dart/SFW and Robert M. Haft, under which Robert
M. Haft allegedly received options to purchase 10 shares (or 10%) of common stock of Dart/SFW.

      Dart is contesting the validity of the options granted to Robert M. Haft pursuant to the 1983 Plan, the 1987 Plan and the 1989 Agreement. Dart filed a counterclaim on July 17, 1995 asking that the stock option plans and stock option agreement that are the subject of the litigation be declared void, rescinded and unenforceable.

Robert M. Haft Release Litigation

      On June 12, 1995, Robert M. Haft filed a complaint in the Superior Court of the District of Columbia against Dart seeking (i) an order declaring that a claimed release bars Dart from bringing suit against him in the Pennsy Warehouse Litigation, (ii) an injunction to bar Dart from filing certain other

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994


categories of future complaints against him based on the so-called release and
(iii) compensation for the costs of defense of the Pennsy Warehouse Litigation. The "release" relied upon in this litigation is also asserted by Robert M. Haft and Gloria G. Haft in the Pennsy Warehouse Litigation. Accordingly, Dart has moved to dismiss or stay the Superior Court case, asserting that the issue should be resolved in the earlier-filed Pennsy Warehouse Litigation where Dart contends that the "release" is ineffective for a variety of reasons. On February 27, 1996, the Superior Court ruled that this action should be stayed pending resolution of the Pennsy Warehouse Litigation. Thereafter, on April 11, 1996, the Court denied Robert M. Haft's motion to reconsider the order staying the case.

Herbert H. Haft Proxy Litigation

      In connection with Herbert H. Haft's sale of 172,730 shares of Class B Common Stock to Ronald S. Haft on July 28, 1993 (the "Stock Sale Agreement"), Ronald S. Haft purportedly granted Herbert H. Haft an irrevocable proxy (the "Proxy") to vote these shares of stock "to the same extent and with the same effect as Ronald S. Haft might or could do under any applicable laws or regulations governing the rights and powers of shareholders of Dart," until Herbert H. Haft's death or incapacitation. On June 30, 1995, Ronald S. Haft sent a letter to Herbert H. Haft purportedly revoking this proxy.

      On July 18, 1995, Ronald S. Haft filed a lawsuit against Herbert H. Haft and, nominally, Dart in the Delaware Court of Chancery for New Castle County for Herbert H. Haft's alleged breach of contract and breach of fiduciary duties to Ronald S. Haft and to Dart in connection with the Proxy (Ronald S. Haft v. Herbert H. Haft, et al., Civ. A. No. 14425). In this action, Ronald S. Haft seeks a declaration that the Proxy is revocable or would be revocable under certain conditions, as well as costs and attorneys' fees. Ronald S. Haft also requests that the court require Dart to refuse to recognize the validity of the Proxy. On August 9, 1995, Herbert H. Haft filed an Answer and Counterclaim denying liability and requesting rescission of the Stock Sale Agreement because of Ronald S. Haft's alleged breach of contract and other grounds. On September 25, 1995, Dart filed its answer in this action. Both Ronald S. Haft and Herbert H. Haft have moved for summary judgment in this lawsuit. On November 14, 1995, the court denied Ronald S. Haft's motion for summary judgment; Herbert H. Haft's motion for summary judgment remains pending.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994



      As part of the RSH Settlement, on October 6, 1995, Dart purchased from Ronald S. Haft the 172,730 shares of Class B Common Stock that were subject to the Proxy.

Section 225 Action by Robert, Gloria and Linda Haft

      On October 17, 1995, Robert M. Haft, Gloria G. Haft and Linda G. Haft (collectively "RGL") filed a lawsuit captioned Gloria G. Haft, et al. v. Larry
G. Schafran, et al., Del. Ch., Civ. A. No. 14620 (the "Section 225 Action"), in the Delaware Court of Chancery for New Castle County naming as defendants Dart and all of its directors. RGL seek an order, under Section 225 of the Delaware General Corporation Law, declaring that RGL validly removed all of Dart's directors and replaced them with three individuals (John L. Mason, Ellen V. Sigal and Michael Ryan), whom RGL purport to have elected. Such purported election is premised on RGL's contention that RGL own a majority of Dart's voting stock because, they argue, (i) the 172,730 Class B shares subject to Herbert H. Haft's proxy have been purchased by Dart and may not be voted and
(ii) the shares of Class B Common Stock placed in a voting trust (the "Trust Shares") by Ronald S. Haft pursuant to the RSH Settlement also are not entitled to vote because they have been unlawfully issued or they should be deemed to be owned by Dart.

      Dart's position is that this lawsuit is without merit and that the purported action by RGL to reconstitute the Board of Directors is invalid. On October 27, 1995, Dart filed a motion for summary judgment.

Challenge to RSH Settlement by Herbert H. Haft

      On November 6, 1995, Herbert H. Haft filed a lawsuit captioned Herbert H. Haft v. Dart Group Corporation, et al., Del. Ch., Civ. A. No. 14685, in the Delaware Court of Chancery for New Castle County naming as defendants Dart, all of its directors except Herbert H. Haft, RGL, John L. Mason, Ellen V. Sigal and Michael Ryan. Herbert H. Haft seeks a judgment (i) declaring the RSH Settlement unlawful, hence null and void; (ii) declaring either that 172,730 shares of Class B Common Stock belong to him, were wrongfully sold by Ronald S. Haft to Dart, and that Herbert H. Haft is entitled to restitution of such shares or, alternatively, that his purportedly irrevocable proxy on the 172,730 shares continues to be valid; (iii) declaring that Herbert H. Haft retains voting control of Dart or, at a minimum, 34.55% of Dart's voting power; (iv) declaring that the Trust Shares may not be lawfully voted; and (v)

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994


declaring that defendants John L. Mason, Ellen V. Sigal and Michael Ryan are not duly elected directors of Dart.

      Dart's position is that this lawsuit, except for the declaration sought that defendants John L. Mason, Ellen V. Sigal and Michael Ryan are not duly elected directors of Dart, is without merit. Herbert H. Haft disagrees with Dart's position.

Standstill Order

      In connection with the legal challenges to the RSH Settlement raised by RGL and Herbert H. Haft, on December 6, 1995, the Delaware Court of Chancery entered a Standstill Order (the "Standstill Order"), which restricts certain actions by Dart. Without further order of the court, Dart may not (i) change its Certificate of Incorporation or Bylaws; (ii) change the current composition of Dart's Board of Directors (Herbert H. Haft, Ronald S. Haft, Larry G. Schafran, Bonita A. Wilson and Douglas M. Bregman) or any of its subsidiaries;
(iii) change the current Haft family officers of Dart or any of its subsidiaries; or (iv) issue any additional securities of Dart or any of its subsidiaries (except employee stock options issued in the ordinary course of business). In addition, without first giving Herbert H. Haft and the other parties to the Section 225 Action not less than seven days written notice, Dart may not take any extraordinary actions, including but not limited to actions that would result in (a) the liquidation of Dart or any of its subsidiaries,
(b) the sale of any major subsidiary of Dart or (c) the disadvantage of any Class B stockholder of Dart through any debt transaction. For purposes of the Standstill Order, the phrase "extraordinary actions" means any transaction, contract or agreement, the value of which exceeds $3 million.

Other

      Dart and Trak Auto are defendants in litigation (Rollerson v. Dart Group Corporation, et al., D.D.C. Civ. Action No. 95-CV-1172) involving a former employee of Trak Auto alleging sexual harassment. The suit claims $30 million in compensatory and punitive damages. Dart and Trak Auto have filed a motion for summary judgment and are awaiting a decision. While both Dart and Trak Auto are defending the suit vigorously and have made no accrual for this litigation, it is not possible to assess the likelihood of plaintiff's establishing liability against Dart or Trak Auto, nor predict the amount of damages that might be awarded in the event the claim succeeds.

      In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, liabilities, if any, will not have a material effect upon the consolidated financial condition and results of operations of the Company.

      The Company recorded expenses of approximately $7.2 million and $18.4 million during the years ended January 31, 1996 and 1995, respectively, for legal expenses incurred during these years. These amounts include estimated accrued expenses of approximately $7.4 million that likely will be necessary to resolve all litigation discussed above.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994



NOTE 9 - CREDIT FACILITIES

   On February 6, 1995, Dart entered into a $10 million revolving credit agreement with Trak Auto. The credit agreement was intended to be used for Trak Auto's short-term working capital purposes. Any advance under this credit agreement bears interest at an annual rate equal to the prime rate as set forth in the "Money Rates" column of the Wall Street Journal, as such the rate may change from time to time, plus one percent (1%). This credit agreement expires on May 1, 1996.

      The Company has two fully secured irrevocable standby letters of credit for $5,000,000 and $900,000, respectively. These credit facilities are required by underwriters to provide coverage for Directors and Officers Liability insurance. The credit facilities were issued on April 5, 1995, the $5,000,000 facility will expire on July 4, 1996 and the $900,000 facility will expire March 31, 1997. Also, Trak Auto currently has a $750,000 commercial letter of credit facility with NationsBank for use in importing of merchandise.

   At January 31, 1996, there had been no borrowings under the credit agreement and no borrowings under the letters of credit.

NOTE 10 - CABOT-MORGAN REAL ESTATE COMPANY

   CMREC owns interests in real estate joint ventures (described below). As a result of the RSH Settlement, CMREC no longer controls the real estate joint ventures and has substantially reduced its economic interest so that it receives 1% of the ordinary income and losses generated by the joint ventures. Ronald S. Haft and entities controlled by him receive the remaining 99%. In addition, Dart and CMREC have agreed to the sale of the five properties which CMREC owns through joint ventures with Haft-owned entities. The sales are to occur on terms to be arranged by Ronald S. Haft prior to October 6, 2000. Under terms of the RSH Settlement, CMREC will retain the first $2.0 million of its share of proceeds from such sales and, if certain conditions relating to the RSH Settlement are satisfied, the next $47.0 million of CMREC's share of proceeds will be payable to Ronald S. Haft. Ronald S. Haft is required to apply his share of the sale proceeds toward payment of the $11.6 Million Note. As a result of these arrangements, the real estate joint ventures are no longer consolidated with the Company's financial statements after October 5, 1995. In addition, Dart recorded a loss of $14.6 million for the write-down

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994


of the CMREC partnership interest to fair value. In the event the RSH Settlement is not upheld, the accounting treatment reflected in the accompanying financial statements could be significantly affected.

      As general partner in these joint ventures, CMREC could be liable for mortgages of the joint ventures if they were to default on the mortgages. These mortgages were approximately $80.0 million at January 31, 1996.

      CPI, which is controlled by members of the Haft family, provided certain services to the shopping centers. CPI charged the four properties for management and related services $1,053,000, $1,955,000, and $3,264,000 in fiscal 1996, 1995 and 1994, respectively.

    Trak Auto, Crown Books, Shoppers Food and Total Beverage have leases in several of the properties in which CMREC has an interest.

NOTE 11 - RESTRUCTURING AND STORE CLOSING CHARGES

Trak Auto

       Trak Auto continually evaluates its store operations and the need to close, relocate, or expand stores or convert existing Classic Trak stores into Super Trak or Super Trak Warehouse stores. Trak Auto recognizes store closing costs when management determines to close a store. In prior years, Trak Auto has also recognized the anticipated costs for closing, relocating, expanding and converting existing stores to the Super Trak and Super Trak Warehouse concept. The costs associated with store closings and restructuring efforts are primarily unrecoverable lease obligations (rent, real estate taxes and common area charges, net of estimated sublease income) and the book value of leasehold improvements as of the actual or estimated closing date of a store.

       As of February 3, 1996, Trak Auto had reserves of $4,491,000 for store closings and restructurings. The restructuring reserve relates to 21 stores that have been closed or converted into Super Trak or Super Trak Warehouse stores and an additional 15 stores identified to be closed or converted which have remained open. The closed store reserve relates to eight Classic Trak stores that were closed apart from Trak Auto's restructuring efforts. The activity in the closed store and restructuring reserves during the last two years follows:

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994



                                                      1996          1995
                                                  -----------   -----------
Reserve, beginning of year                        $ 6,945,000   $ 7,797,000
Less: Net provision recorded/(Charges)             (2,454,000)     (852,000)
                                                  -----------   -----------
Reserve, end of year                              $ 4,491,000   $ 6,945,000
                                                  ===========   ===========


       Included in the activity for fiscal 1996 is an additional closed store and restructuring reserve net provision of $673,000.

       The lease obligation allocable to related party leases is approximately $939,000. The closed store and restructuring reserves as of February 3, 1996 are expected to be utilized as follows:


                  Fiscal
                   Year                  Total
                  ------                 -----
                   1997                $1,324,000
                   1998                 1,027,000
                   1999                   976,000
                   2000                   372,000
                   2001                   327,000
                   2002-2005              465,000
                                       ----------
                   Total               $4,491,000
                                       ==========


       The amount recorded for future lease obligations has been estimated at 95% of the total lease obligation after the closing date because Trak Auto believes that certain alternatives (subleasing and favorable lease buy-outs) to abandonment may be available. Since the recorded reserve represents an estimate based upon anticipated closing dates and the book value of the leasehold improvements at the time the store is closed, the ultimate amount of costs associated with store closing is subject to change in the future.

       Trak Auto will continue to evaluate the performance and future viability of its stores and may close or convert additional stores in the future.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994



Crown Books

Restructuring Reserves

       In fiscal years 1993 and 1994, Crown Books determined that a number of the smaller Crown Books stores were not competitive in the changing market environment evidenced by an industry movement to larger stores. Consequently, Crown Books recorded restructuring charges totaling $12,800,000 during the two years for the anticipated costs for closing, relocating, expanding and converting existing stores to the Super Crown Books concept. The costs primarily represent unrecoverable lease obligations (net of estimated sublease income) and the book value of leasehold improvements from the estimated closing date. The activity in the restructuring reserves during the last two years follows:

                                                   1996           1995
                                               ------------   ------------
Restructuring Reserve, beginning of year       $ 10,515,000   $ 11,960,000
   Costs charged against the reserve             (1,439,000)    (1,445,000)
   Reversal of reserves                          (2,051,000)         -
                                               ------------   ------------
Restructuring Reserve, end of year              $ 7,025,000   $ 10,515,000
                                                ===========   ============

       In fiscal 1996, Crown Books reversed a portion of the restructuring reserve as a result of (i) stores that were closed under negotiated lease settlements that were more favorable than expected, (ii) the postponement of certain store closings, and (iii) management's decision not to close one store that had been scheduled for closing.

       The remaining restructuring reserve relates to 27 stores, of which 10 have been closed as of February 3, 1996, with lease obligations ranging from three to 108 months. The lease obligation allocable to related party leases is approximately $623,000. The restructuring reserve as of February 3, 1996 is expected to be utilized as follows:

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994



                                    Leasehold
Fiscal             Lease           Improvements
 Year            Obligations        & Fixtures            Total
- ------           -----------       ------------        -----------
1997             $   760,000       $     76,000        $   836,000
1998               1,425,000            704,000          2,129,000
1999               1,246,000              -              1,246,000
2000                 891,000              -                891,000
2001                 629,000              -                629,000
2002-2005          1,294,000              -              1,294,000
                 -----------       ------------        -----------
Total            $ 6,245,000       $    780,000        $ 7,025,000
                 ===========       ============        ===========


       Since the recorded restructuring reserve represents an estimate based upon anticipated closing dates and the book value of the leasehold improvements at the time the store is closed, the actual amount of costs associated to store closing in the future may be different from the reserve.

Store Closing Reserve

       Crown Books continually evaluates its store operations and the need to close stores that do not perform satisfactorily. Crown Books recognizes store closing costs when management determines to close a store. The costs primarily represent unrecoverable lease obligations (net of estimated sublease income) and the book value of leasehold improvements from the estimated closing date. The activity in the closed store reserves during the last two years is as follows:

                                                1996            1995
                                            ------------   -------------
Closed Store Reserve, beginning of year     $ 20,241,000   $   1,000,000
Add:
  Closed store charges recorded                    -          19,768,000
Less:
  Charges against the reserve                 (2,648,000)       (527,000)
  Reversal of reserves                        (6,743,000)          -
                                            ------------   -------------
Closed Store Reserve, end of year           $ 10,850,000   $  20,241,000
                                            ============   =============

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994


       In fiscal 1996, Crown Books reversed a portion of the closed store reserve as a result of (i) stores that were closed under negotiated lease settlements that were more favorable than expected, (ii) the postponement of certain store closings, and (iii) management's decision not to close one store that had been scheduled for closing.

       The remaining closed store reserve relates to 112 stores, of which 31 have been closed as of February 3, 1996, with lease obligations ranging from one to 92 months. The lease obligation allocable to related party leases is approximately $1,674,000. The closed store reserve as of February 3, 1996 is expected to be utilized as follows:

                                 Leasehold
Fiscal           Lease          Improvements
 Year         Obligations        & Fixtures           Total
- ------        -----------       ------------       -----------
1997          $ 2,111,000       $    779,000       $ 2,890,000
1998            2,118,000            665,000         2,783,000
1999            2,235,000            463,000         2,698,000
2000              835,000              -               835,000
2001              710,000              -               710,000
2002-2005         934,000              -               934,000
              -----------       ------------       -----------
Total         $ 8,943,000       $  1,907,000       $10,850,000
              ===========       ============       ===========

       Since the recorded closed store reserve represents an estimate based upon anticipated store closing dates and the book value of the leasehold improvements at the time the store is closed, the actual amount of costs associated to store closing is subject to change in the future and may be different from the reserve. Crown Books will continue to evaluate the performance and future viability of its remaining stores and may close additional stores in the future. Crown Books has not recorded any reserve for any such possible future store closings.

Total Beverage

       Due to poor operating performance, the Bull Run store was closed during the fourth quarter of fiscal 1995. The store was located in CMREC's Bull Run Plaza. Dart reserved approximately $2,800,000 for the future lease obligations and a portion of the fixtures net of recoveries expected through CMREC. As a result of a negotiated settlement of the lease obligation, Dart reversed $2,420,000 of this reserve during the year ended January 31, 1996.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994



       In addition, management of Dart and Total Beverage concluded that a store opened during fiscal 1996 would be closed during fiscal 1997. The decision was based on the store's disappointing sales volume. Accordingly, Total Beverage recorded a closed store reserve of approximately $3.0 million, primarily for future lease obligations and the write-off of leasehold improvements and a portion of the fixtures.

NOTE 12 - MINORITY INTERESTS

       The $69,427,000 of minority interests reflected in the Consolidated Balance Sheet as of January 31, 1996 represents the minority portion of Trak Auto and Crown Books equity owned by the public shareholders of Trak Auto and Crown Books. The minority interests reflected in the Consolidated Balance Sheets as of January 31, 1995, also included the portion of real estate joint ventures equity owned by Haft family partnerships (CMREC owned the majority interest in these partnerships) and the portion of Shoppers Food equity owned by the shareholders of Shoppers Food (other than Dart). No such minority interests for CMREC and Shoppers Food are included as of January 31, 1996. Income attributed to the minority shareholders of Trak Auto was $2,351,000, $3,569,000 and $27,000 for the years ended January 31, 1996, 1995 and 1994, respectively. Income (loss) attributed to the minority shareholders of Crown Books was $1,802,000, $(9,428,000), and $(101,000) for the years ended January 31, 1996, 1995 and 1994, respectively. Income attributed to the minority ownership of Shoppers Food for the year ended January 31, 1995 and 1994 was $1,050,000 and $6,203,000, respectively (no income for Shoppers Food was attributed to minority interest for periods after May 28, 1994). Income attributed to the minority ownership of the CMREC real estate joint ventures was $494,000, $574,000, and $383,000 for the years ended January 31, 1996, 1995 and 1994, respectively (no income for the real estate joint ventures was attributed to the minority interest for periods after October 5, 1995).

NOTE 13 - STOCK OPTION PLANS

Dart Group Corporation 1992 Stock Option Plan

     Dart has adopted a stock option plan (the "1992 Plan") for officers, key employees and directors. The total number of shares that may be issued under the 1992 Plan is 400,000 and the 1992 Plan will terminate June 2, 2002. Options granted pursuant to the 1992 Plan may be incentive stock options, as defined in
Section 422 of the Internal Revenue Code or may be non-qualified options.
Based on options outstanding at January 31, 1996, the maximum shares

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994


issuable under options exercisable over the next five years are: 55,724 in 1997, 66,842 in 1998, 64,492 in 1999, 46,642 in 2000, and 25,950 in 2001.

Information concerning stock options under the 1992 Plan is as follows:

                                       No. of           Option Price
                                       Shares             Per Share
                                      --------         ---------------
Outstanding at January 31, 1994         55,750         $ 74.00 - 89.65
  Granted                                6,000                   73.00
  Exercised                             (2,333)          74.00 - 81.50
  Expired                               (5,067)          74.00 - 81.50
                                      --------         ---------------
Outstanding at January 31, 1995         54,350           73.00 - 89.65
  Granted                               19,400           73.00 - 85.75
  Exercised                               (233)          73.00 - 81.50
  Expired                              (11,750)          73.00 - 89.65
                                      --------         ---------------
Outstanding at January 31, 1996         61,767         $ 73.00 - 89.65
                                      ========         ===============

    Options for 334,167 shares remain available for grant and 38,580 options were exercisable at January 31, 1996. Employee stock options granted by the Board of Directors (pending court approval) in December 1994 were approved by the Delaware Court of Chancery in April 1995.

Dart Group Corporation 1981 Stock Option Plan

     Dart has a 1981 stock option plan (the "1981 Plan") in which directors, officers and key employees participate. Based on outstanding options, on January 31, 1996 the maximum number of shares of Class A Common Stock subject to options exercisable in each of the next three years is 40,000 in 1997, 20,000 in 1998 and 10,000 in 1999. The 1981 Plan terminated December 4, 1991 and no more options may be granted under the 1981 Plan.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994



Information concerning stock options under the 1981 Plan is as follows:

                                       No. of            Option Price
                                       Shares             Per Share
                                      --------         ---------------
Outstanding at January 31, 1994         82,500         $ 65.00 -104.50
  Exercised                             (2,582)          65.00 - 90.00
  Expired                              (18,418)          67.25 -104.50
                                      --------         ---------------
Outstanding at January 31, 1995         61,500           71.50 -104.50
  Exercised                                -                   -
  Expired                              (21,500)          84.97 - 99.00
                                      --------         ---------------
Outstanding at January 31, 1996         40,000         $ 71.50 -104.50
                                      ========         ===============


       At January 31, 1996 there were 40,000 options exercisable under the 1981 Plan.

       The Board of Directors of Dart has authorized certain officers and directors of Dart to apply for loans from Dart to exercise their vested stock options. Under the plan approved by the Board of Directors, the loans must bear interest at the prime rate, adjusted annually, must be secured by all of the stock acquired by exercise of the options, must be repaid out of the first proceeds of sale of stock or at the end of three years, whichever is earlier, and the borrower must demonstrate to Dart's chief financial officer both that it would be difficult to dispose of the number of shares on the open market and that he or she presents a reasonable credit risk to Dart. The Board of Directors for both Trak Auto and Crown Books have authorized such loans to certain officers and directors of Trak Auto and Crown Books.

1983 Executive Non-Qualified Stock Option Plan

       The discussion in the next paragraph regarding the 1983 Plan (defined below) is qualified in its entirety by the succeeding paragraph, which discusses Dart's challenge to the validity of the 1983 Plan and the options granted thereunder.

       In 1983, the Board of Directors of Dart voted to approve an executive non-qualified stock option plan (the "1983 Plan"), the terms of which provide that a total of 199,500 shares of Class A Common Stock may be issued. Options for 177,500 shares were purportedly granted under the 1983 Plan in 1983. The exercise price at the time of the grant was equal to 100% of the fair market

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994


value ($82.50 per share) of the Class A Common Stock. The 1983 Plan provides that in the event of a "major business change" the exercise price of options held by persons who are employees of Dart on the day immediately preceding such a change is reduced to $20.00 per share. The Board of Directors previously determined that the sale of Dart's drug store division in 1985 constituted a major business change under the terms of the amended version of the 1983 Plan adopted in September 1983. According to this determination, outstanding options for 154,400 shares would be exercisable at $20.00 per share and options for 3,990 shares would be exercisable at $82.50 per share. Options granted under the 1983 Plan purport to be exercisable until 1998. No options were exercised in fiscal 1996, 1995 and 1994.

       Robert M. Haft has attempted to exercise options to purchase 120,000 shares under the 1983 Plan. The Executive Committee has undertaken a legal review of the 1983 Plan. Based upon this legal review, the Executive Committee has determined to cause Dart to contest the validity of the options purportedly granted to Robert Haft under the 1983 Plan, on the grounds, inter alia, that the grants did not conform with Delaware law, that they are a waste of corporate assets, and that they were obtained by interested directors in breach of their fiduciary duties to Dart, without the approval of fully-informed, disinterested directors. Robert Haft has instituted litigation to enforce his alleged options under the 1983 Plan. See Note 8. Dart makes no assurance regarding the ultimate resolution to its challenge to the validity of these options.

1987 Executive Non-Qualified Stock Option Plan

       The discussion in the next paragraph regarding the 1987 Plan (defined below) is qualified in its entirety by the succeeding paragraph, which discusses Dart's challenge to the validity of the 1987 Plan and the options granted thereunder.

       In September 1987, the Board of Directors of Dart voted to approve the 1987 Executive Non-Qualified Stock Option Plan (the "1987 Plan"). The terms of the 1987 Plan provide for the granting of options to purchase, in the aggregate, 199,500 shares of Class A Common Stock and the purported granting to each of Herbert H. Haft and Robert M. Haft of options to purchase 99,750 shares of Class A Common Stock at an exercise price of $148.50 per share, or fair market value at the time of the grant, which exercise price is reduced to $36 per share in the event of a "major business change". On December 9, 1987, the Board of Directors adopted a resolution stating that these options are to

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994


be canceled and new options in the same amount issued with an exercise price of $68.25 per share, which would be reduced to $16.40 per share in the event of a "major business change", as defined under the 1987 Plan. Options granted under the 1987 Plan purportedly are exercisable on or after April 1, 1988 and prior to September 30, 2002. The options are only transferable by will or by the laws of descent and distribution.

       Robert M. Haft has attempted to exercise options under the 1987 Plan. The Executive Committee has undertaken a legal review of the 1987 Plan. Based upon this legal review, the Executive Committee has determined to cause Dart to contest the validity of 1987 Plan and the option grants thereunder, on the grounds, inter alia, that the grants did not conform with Delaware law, and that they were obtained by interested directors and Haft family members in breach of their fiduciary duties to Dart, without the approval of fully informed, disinterested directors.

       Robert M. Haft has initiated litigation to enforce his alleged options under the 1987 Plan. In his complaint, Robert M. Haft contends that Dart's June 30, 1988 purchase of its interest in Shoppers Food and Robert M. Haft's June 1993 termination each constituted a major business change under the 1987 Plan allowing him to exercise his options for a price of $16.40 per share. See
Note 8. Dart makes no assurance regarding the ultimate resolution to its challenge to the validity of these options.

       Stock options granted for Trak Auto would not, if exercised, have a material dilutive effect on Dart's equity interest.

       Stock options granted for Crown Books would, if all were exercised, reduce Dart's ownership percentage to 48.6%.

NOTE 14 - EMPLOYEES' PROFIT-SHARING PLAN

     Dart, Trak Auto and Crown Books maintain separate non-contributory profit-sharing plans for all full-time employees with one year of continuous employment. Annual contributions to the plans are based on a discretionary percentage of net income, as defined in the respective plan, and as determined by the respective board of directors. Contributions are allocated to individual employees based on each employee's salary in relation to the total salaries of all eligible employees. Contributions paid or accrued for Dart's, Trak Auto's and Crown Books' plans for the years ended January 31, 1996, 1995 and 1994 were $420,000, $1,040,000, and $115,000, respectively.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994



       In June 1995, the Company established a 401(k) retirement plan for all employees projected to work 1,000 hours and 90 days of continuous employment. The Company is obligated to contribute an amount equal to 25% of the employees' deferrals up to 6%. The Company's contribution was $330,000 for the year ended February 3, 1996.

NOTE 15 - TENDER OFFER

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

       As a result of the repurchase, Dart's interest in Trak Auto increased to 68.0% at that time. The repurchase has been accounted for as a step acquisition, resulting in a decrease in minority interest of approximately $4,994,000 and an increase in goodwill of $1,910,000, which is being amortized over 10 years.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994



NOTE 16 - SEGMENT INFORMATION

     The Company's four primary business segments are retail specialty, retail grocery, a real estate company and a financial company. Revenue, income from operations and depreciation for Shoppers Food is included through May 28, 1994 and for CMREC through October 6, 1995. The following is a summary of selected consolidated information for the business segments during January 31, 1996, 1995 and 1994:

                                                (in thousands)
                                             Year Ended January 31,
                                   ----------------------------------------
                                       1996          1995          1994
                                   ------------  ------------  ------------
Revenue:
  Retail, specialty                $    631,011  $    658,381  $    614,558
  Retail, grocery and beverage           29,508       284,706       739,081
  Real estate                            13,426        20,645        19,011
  Financial company                       -               429         2,588
  Other                                   4,191         3,267         1,305
                                   ------------  ------------  ------------
                                   $    678,136  $    967,428  $  1,376,543
                                   ============  ============  ============

Income from operations:
  Retail, specialty (3)            $     18,178  $    (10,308) $       (670)
  Retail, grocery and beverage              373        (5,013)       14,680
  Real estate                             6,356         9,722         8,458
  Financial company (1)                   -               384         2,322
  Other (2)                             (32,603)      (67,954)      (11,121)
                                   ------------  ------------  ------------
  Total operating profit                 (7,696)      (73,169)       13,669
    Interest income                       8,507         7,457         6,813
    Interest expense                    (13,494)      (14,009)      (13,513)
                                   ------------  ------------  ------------
  Earnings (loss) before
    unusual item and
    income taxes                   $    (12,683) $    (79,721) $      6,969
                                   ============  ============  ============
Identifiable assets:
  Retail, specialty                $    368,352   $   400,801  $    389,426
  Retail, grocery and beverage            8,382         7,314       136,839
  Real estate                             -           168,802       172,808
  Financial company                       -             -           226,803
  Other (2)                              93,831       129,572      (122,978)
                                   ------------   -----------  ------------
                                   $    470,565   $   706,489  $    802,898
                                   ============   ===========  ============

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994


                                                (in thousands)
                                             Year Ended January 31,
                                   ----------------------------------------
                                       1996          1995          1994
                                   ------------  ------------  ------------
Depreciation and Amortization
Expense:
   Retail, specialty               $     11,707  $     11,180  $     10,742
  Retail, grocery and beverage              223         2,453        11,587
  Real estate                             3,112         4,528         4,338
  Other (2)                                 411           925         1,355
                                   ------------  ------------  ------------
                                   $     15,453  $     19,086  $     28,022
                                   ============  ============  ============


Capital Expenditures:
  Retail, specialty                $     14,651  $     11,669  $     27,403
  Retail, grocery and beverage              887           489         6,152
  Real estate                             -             2,457        12,491
  Other                                   1,150           171           193
                                   ------------  ------------  ------------
                                   $     16,688  $     14,786  $     46,239
                                   ============  ============  ============


 (1)   Includes income from bankers' acceptances.
 (2)   Includes Dart and consolidating eliminations and adjustments.
 (3)   Includes reversal of closed store and restructuring reserves.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995, AND 1994


NOTE 17 - INTERIM FINANCIAL DATA (Unaudited)

     Selected interim financial data for the fiscal years ended 1996 and 1995 are as follows:

                                -- In Thousands Except Per Share Data --

Three months ended:       JANUARY 31,  OCTOBER 31,   JULY 31,     APRIL 30,
                             1996         1995         1995         1995
                          ----------   ----------   ----------   ----------
Revenue                   $  199,333   $  161,484   $  164,489    $ 152,830
Gross profit (1)              45,751       33,936       33,852       32,486
    Net Income (Loss)     $     (501)  $  (15,328)  $    1,492   $      913
                          ==========   ==========   ==========   ==========

Earnings per share
    Net Income (Loss) (3) $    ( .57)  $    (8.16)  $      .66   $      .31
                          ==========   ==========   ==========   ==========



Three months ended:       JANUARY 31,  OCTOBER 31,   JULY 31,     APRIL 30,
                             1995         1994         1994         1994
                          ----------   ----------   ----------   ----------
Revenue                   $  197,681   $ 169,650    $ 238,536    $  361,561
Gross profit (1)              50,839      35,828       47,987        66,942
    Net Income (Loss) (2) $   (9,155)  $ (68,597)   $   2,863    $    1,097
                          ==========   =========    =========    ==========

Earnings per share
    Net Income (Loss) (3) $    (4.87)  $  (36.91)   $    1.34    $      .52
                          ==========   =========    =========    ==========


(1) After deduction for cost of sales, store occupancy and warehousing expenses.
(2) After deduction in 3rd Quarter for Pennsy Leases, Crown Books store closing and reserve, Robert M. Haft judgment and legal accruals.
(3) The sum of these amounts may not equal the annual amount because of the changes in the average number of shares outstanding during the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Inapplicable.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

     The directors and executive officers of Dart are as follows.

Name                   Age       Position with the Registrant
- ----                   ---       ----------------------------
Herbert H. Haft        75        Chairman of the Board of Directors
                                   and Chief Executive Officer

Dennis N. Weiss        50        Executive Vice President, Real Estate

Robert F. Ampula       55        Senior Vice President of Research Planning
                                   and Information Services

Elliot R. Arditti      41        Senior Vice President, Secretary and
                                   Corporate Counsel

Bonita A. Wilson       54        Director

Douglas M. Bregman     46        Director

Larry G. Schafran      57        Director

Ronald S. Haft         37        Director


    Subject to the Standstill Order, directors are elected annually by the holders of the Class B Common Stock. All of the foregoing officers have served in the positions stated in the previous table for more than five years, except as stated below. Subject to the Standstill Order, officers serve at the discretion of the Board of Directors. For a discussion of the Standstill Order, see Item 3 - Legal Proceedings.

    Herbert H. Haft, the founder of Dart, has been Chief Executive Officer and Chairman of the Board of Dart since 1960. He was Co-Chairman or Chairman of the Board of Directors of Crown Books from its organization until December 1991, when he became Chairman of Crown Books previous Executive Committee. Mr. Haft became Chairman of the Board of Directors of Crown Books, again, in June 1993. Mr. Haft has been Chairman of the Board of Directors and Chief Executive Officer of Trak Auto since its organization in March 1983. Mr. Haft has been a director of Shoppers Food since April 1989. Herbert H. Haft is or claims to be a general partner in approximately 15 partnerships that are debtors-in-possession under Title 11, Chapter 11 of the U.S. Bankruptcy Code.

       Dennis N. Weiss joined Dart in August 1981, as Director of Real Estate. He was appointed Vice President, Real Estate, in June 1983, Senior Vice President, Real Estate, in September 1986, and Executive Vice President, Real Estate in December 1987.

       Elliot R. Arditti has been Senior Vice President, Secretary and Corporate Counsel since June 1995. He joined Dart in January 1984 as Associate Counsel. He was appointed Assistant Vice President, Corporate Counsel in September 1986 and Vice President, Corporate Counsel in December 1987.

       Robert F. Ampula rejoined Dart in November 1988 as Vice President, Information Services, a position he held from January 1985 until July 1986. In December 1995, Mr. Ampula was made Senior Vice President of Research, Planning and Information Services.

       Bonita A. Wilson has been a retailing executive with Dalton Brody since October 1993. Ms. Wilson was a Sales Manager with Saks Jandel from January 1994 until June 1994 and prior to that she was a retailing executive with the
May Company.   Ms. Wilson serves on the board of directors of Wedgewood
Financial Management, Inc. Ms. Wilson was elected to serve as a director of each of Dart, Trak Auto and Crown Books in June 1993.

       Douglas M. Bregman is a partner in the law firm of Bregman, Berbert & Schwarts, specializing in commercial real estate law. Mr. Bregman is also an Adjunct Professor of Law at the Georgetown University Law Center. Mr. Bregman was elected to serve as a director of each of Dart, Trak Auto and Crown Books in June 1993.

       Larry G. Schafran is managing general partner of L.G. Schafran and Associates, a New York based investment advisory firm, and is the Chairman of Delta Omega Technologies, Inc. and is a director of Publicker Industries, Inc., Capsure Holdings, Corp. and OXIGENE, Inc. Mr. Schafran has previously held the positions of vice president and director of Webb & Knapp, Inc. and its successor General Property Corp. Mr. Schafran was elected a director of Dart, Trak Auto and Crown Books on December 20, 1993.

       Ronald S. Haft was Dart's President and Chief Operating Officer from August 1, 1993 until November 1995 when he resigned all his positions as a director and officer of Dart and all of its subsidiaries. The Standstill Order (see Item 3 - Legal Proceedings) contemplates that Ronald S. Haft will continue as a director of Dart while that Standstill Order is in effect. (Herbert H. Haft contends that Ronald S. Haft is no longer a director). Prior to joining Dart, Mr. Haft was President of Combined Properties, Inc., a real estate management company, from 1984, and continues to hold that position. Mr. Haft was elected a director of Dart, Trak Auto, and Crown Books on July 28, 1993. Subsequently, Mr. Haft was elected a director of Shoppers Food. Ronald S. Haft is a general partner in approximately 15 partnerships that are debtors-in-possession under Title 11, Chapter 11 of the U.S. Bankruptcy Code.

       Pursuant to the terms of the Bylaws of Dart, the term of each director expires at the 1996 Annual Meeting of Stockholders or until a successor is elected and qualified. The Standstill Order provides, however, that until further order of the Delaware Chancery Court, Dart may not (nor may it recognize any stockholder action that would), (i) change the current composition of the board of directors of Dart or any of its subsidiaries or
(ii) change the current Haft family officers of Dart or any of its subsidiaries. See Item 3. - Legal Proceedings.

The other officers of Dart are:

       Ronald T. Rice joined Dart in October 1981. He was appointed Assistant Vice President in 1987 and Controller in December 1992. Mr. Rice was appointed Assistant Vice President of Crown Books in December 1994.

       Terrance J. Sharp joined Dart in June 1995 as Vice President of Human Resources. Prior to joining Dart, Mr. Sharp was Director of Personnel Operations at Circuit City Stores, Inc. from 1988 to June 1995.

       Kenneth M. Sobien joined Dart in August 1988. He was appointed Assistant Treasurer in July 1994.

       Herbert H. Haft is the father of Ronald S. Haft. There is no other family relationship between any director and executive officer of Dart.

       Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires Dart's officers and directors, and persons who beneficially own more than ten percent of a registered class of Dart's equity securities, to file reports of ownership of Dart's securities and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and ten percent shareholders are required by SEC regulations to furnish Dart with copies of all Section 16(a) forms they file.

       Based solely upon its review of such forms received by it, Dart believes that during the fiscal year ended January 31, 1996, all filing requirements applicable to its officers, directors and ten percent shareholders were complied with.

Item 11.  Executive Compensation

     Summary Compensation Table

       The following table sets forth in summary form all compensation for all services rendered in all capacities to Dart and its subsidiaries for the three years ended January 31, 1996 to (i) the Chief Executive Officer of Dart, (ii) the members of the Executive Committee of Dart, (iii) the other most highly compensated executive officer of Dart and (iv) two former executive officers of Dart who would have been among Dart's five most highly compensated current executive officers had they not resigned (collectively, the "Named Executive Officers").

                                                       Long Term
                                                      Compensation
                             Annual Compensation      Awards
                       -----------------------------  -------------
                                              Other               All
                                              Annual     Stock    Other
Name of                                       Compen-    Options  Compen-
Principal       Fiscal                        sation     Granted  sation
Position         Year  Salary($)  Bonus($)   ($)  (1)      (#)    ($) (2)
- ---------------  ----  ---------  ---------  ----------  -------- --------
Herbert H. Haft  1996  1,531,000      -        69,000(3)     -     30,000
Chief Executive  1995  1,531,000  1,334,000    76,000(4)     -     25,000(5)
  Officer        1994  1,491,000      3,000   386,000(6)   50,000  37,000

Dennis N. Weiss  1996    301,000                 -          8,650   1,000
Executive Vice   1995    245,000       -         -           -      2,000
  President      1994    240,000       -         -          2,825   5,000

Larry G.Schafran 1996       -          -    1,059,500(7)    5,500    -
Chairman of the  1995       -          -      533,500(8)    5,000    -
  Executive
  Committee (18)

Bonita A. Wilson 1996       -          -      205,800(9)    5,500    -
Member of the    1995       -          -      118,000(10)   5,500    -
  Executive
   Committee(18)

Douglas M.       1996       -          -      231,000(11)   5,500    -
Bregman          1995       -          -      128,100(12)   5,500    -
Member of the
  Executive
  Committee (18)

Item 11.         Executive Compensation (Continued)

Former executive officers

Ronald S. Haft   1996    328,000      -       37,000(14)  -          -
President (13)   1995    400,000     50,000   63,000(15)  -         15,000
                 1994    185,000      3,000  128,000(16) 30,000(11)    -
Robert A. Marmon 1996       -          -     540,000      -           -
Chief Financial  1995       -          -     195,000      -           -
  Officer (17)

 (1) Excludes perquisites and other personal benefits, unless the aggregate amount of such compensation is at least $50,000 or 10% of the total annual salary and bonus reported for the Named Executive Officer.

 (2) Includes allocations to the accounts of the Named Executive Officers pursuant to the profit-sharing and 401(k) plans of the Company and, with respect to Herbert H. Haft in each fiscal year, $30,000 imputed interest on life insurance loans.

 (3) Includes fees received as a director of Dart ($15,000), Trak Auto ($15,000), Crown Books ($15,000) and Dart Financial ($2,500), auto usage ($16,000) and health, life and disability insurance ($5,000).

 (4) Includes fees received as a director of Dart ($15,000), Trak Auto ($15,000), Crown Books ($15,000) and Dart Financial ($10,000), auto usage ($16,000) and health, life and disability insurance ($5,000).

 (5) Excludes $147,000, which represents the payments by Dart to Gloria Haft and the cost to Dart of certain health benefits for her. Gloria Haft ceased to be an employee of Dart in June 1993. Dart continued to pay her compensation at the rate, and provide her with benefits and health insurance as, provided in her employment agreement with the Company until October 1994. Gloria Haft contends that a contract between Herbert H. Haft and Gloria Haft, requires that if the Company failed to continue paying Gloria Haft under her employment agreement before May 31, 2004, then Herbert H. Haft would pay Gloria Haft the amounts she would have been entitled to receive under the employment agreement. A controversy exists concerning whether Gloria Haft is entitled to any payments and, if so, whether these payments and benefits were obligations of Dart or Herbert H. Haft. Herbert H. Haft denies that these payments and benefits are his obligations.

 (6) Includes fees received as a director of Dart ($15,000), Trak Auto ($12,500), Crown Books ($12,500), Dart Financial ($10,000) and
         Shoppers Food ($320,000) and auto usage ($16,000).

Item 11.         Executive Compensation (Continued)

 (7) Includes fees received as a member of the Executive Committee of Dart ($325,000), Trak Auto ($325,000) and Crown Books ($325,000); fees received as a director of Dart ($19,200), Trak Auto ($17,200) and Crown Books ($16,700); apartment usage ($26,400) and health insurance ($5,000).

 (8) Includes fees received as a member of the Executive Committee of Dart ($157,600), Trak Auto ($92,400) and Crown Books ($92,400); fees received as a member of the Special Litigation Committee of Dart ($59,300), Trak Auto ($13,200) and Crown Books ($59,300); fees received as a director of Dart ($17,000), Trak Auto ($17,000) and Crown Books ($17,000); apartment usage ($6,600) and health insurance ($1,700).

 (9) Includes fees received as a member of the Executive Committee of Dart ($45,100), Trak Auto ($45,100) and Crown Books ($45,100); fees received as a director of Dart ($22,500), Dart Financial ($2,500), Trak Auto ($20,500) and Crown Books ($20,000); and health insurance ($5,000).

(10) Includes fees received as a member of the Executive Committee of Dart ($20,400), Trak Auto ($12,500) and Crown Books ($12,500); fees received as a director of Dart ($20,300), DGFC ($10,000), Trak Auto ($20,300) and Crown Books ($20,300); and health insurance ($1,700).

(11) Includes fees received as a member of the Executive Committee of Dart ($53,500), Trak Auto ($53,500) and Crown Books ($53,500); fees received as a director of Dart ($22,500), Dart Financial ($2,500), Trak Auto ($20,500) and Crown Books ($20,000); and health insurance ($5,000).

(12) Includes fees received as a member of the Executive Committee of Dart ($32,500), Trak Auto ($11,500) and Crown Books ($11,500); fees received as a director of Dart ($20,300), Dart Financial ($10,000), Trak Auto ($20,300) and Crown Books ($20,300); and health insurance ($1,700).

(13) Ronald S. Haft became President of Dart on August 1, 1993 and resigned effective November 1995.

(14) Includes fees received as a director of Dart ($11,250), Trak Auto ($11,250), Crown Books ($11,250) and Dart Financial ($2,500) and auto usage ($700).

(15) Includes fees received as a director of Dart ($15,000), Trak Auto ($15,000), Crown Books ($15,000) and Dart Financial ($10,000) and auto usage ($8,400).

(16) Includes fees received as a director of Dart ($7,500), Trak Auto ($7,500), Crown Books ($7,500), Dart Financial ($5,000) and Shoppers Food ($96,000) and auto allowance ($4,200).

Item 11.         Executive Compensation (Continued)


(17)     Pursuant to a consulting agreement between Dart and RPF, Inc., Robert
         A. Marmon became interim Chief Financial Officer of Dart, each of its wholly-owned subsidiaries and Crown Books, and Principal Financial Officer of Trak Auto in October 1994. Mr. Marmon resigned all of his positions with Dart and its subsidiaries effective February 29, 1996.

(18) In 1994, Larry G. Schafran, Bonita A. Wilson and Douglas M. Bregman were appointed members of the Executive Committees of Dart, Trak Auto, Crown Books and Total Beverage. Members of the Executive Committee are compensated at a rate of $275 per hour. See Item 11 - Executive Compensation - Compensation of Directors.

Item 11.         Executive Compensation (Continued)

     Option Grants in Last Fiscal Year

     This table provides information with respect to grants of options for shares of common stock of Dart and its subsidiaries to the Named Executive Officers during fiscal 1996 and the exercise or base price, expiration date and estimates of the potential realizable values of such options.


               Individual Grants
  ------------------------------------------------------- Potential Real-
                       % of Total                         izable Value at
                       Options                            Assumed Annual
                       Granted                            Rates of Stock
                       to Emp-  Exer-                     Price Appreci-
                       loyees   cise    Market            ation for Option
           Options     in       or Base Price    Expir-       Term (8)
           Granted     Fiscal   Price   Date of  ation    -----------------
   Name    (#) (7)     Year     ($/Sh)  Grant     Date    5% ($)    10% ($)
   ----    -------     -------  ------  -------  -------  -------   -------
Herbert H.
  Haft       None

Dennis N.     800(1)     6.4     85.75    85.75  7/31/00   19,000    41,900
  Weiss       800(2)     6.2     73.00    73.00  7/31/99   16,100    35,700
            2,500(3)     2.0     16.125   16.125 7/31/00   11,100    24,600
            1,125(4)     1.3     14.00    14.00  7/31/99    4,400     9,600
            2,500(5)     2.4     11.00    11.00  7/31/00    7,600    16,800
              800(6)     1.5     17.00    17.00  7/31/99    3,800     8,300

Larry G.    1,500(1)    11.6     85.75    85.75  7/31/00   35,500    78,500
  Schafran  1,500(3)     1.2     16.125   16.125 7/31/00    6,700    14,800
            2,500(5)     2.4     11.00    11.00  7/31/00    7,600    16,800

Bonita A.   1,500(1)    11.6     85.75    85.75  7/31/00   35,500    78,500
  Wilson    1,500(3)     1.2     16.125   16.125 7/31/00    6,700    14,800
            2,500(5)     2.4     11.00    11.00  7/31/00    7,600    16,800

Douglas M.  1,500(1)    11.6     85.75    85.75  7/31/00   35,500    78,500
  Bregman   1,500(3)     1.2     16.125   16.125 7/31/00    6,700    14,800
            2,500(5)     2.4     11.00    11.00  7/31/00    7,600    16,800

Ronald S.
  Haft       None

Robert A.
  Marmon     None

Item 11.         Executive Compensation (Continued)

(1)      Represents options for Class A Shares.
(2) Represents options for Class A Shares granted last year but not approved by court action until this year.
(3)      Represents options for Trak Auto Common Stock.
(4) Represents options for Trak Auto Common Stock granted last year but not approved by court action until this year.
(5)      Represents options for Crown Books Common Stock.
(6) Represents options for Crown Books Common Stock granted last year but not approved by court action until this year.
(7) Class A, Trak Auto and Crown Books options become exercisable over time. One-third become exercisable one year from the date of grant, an additional one-third become exercisable two years from the date of grant and the last third become exercisable three years from the date of grant. Options expire five years from the date of grant. Options are granted at market price on the date of grant. All options granted to executive officers are ISO's under the Internal Revenue Code. ISO's entitle the option holder to special tax treatment provided that the option holder satisfies certain holding periods with respect to shares acquired on the exercise of options. In general, if the holding periods are satisfied, the option holder will incur no taxable income by reason of exercise of the option, and Dart will not receive an income tax deduction by reason of the exercise. The option holder will recognize gain or loss upon a subsequent sale of the common stock, based on the difference between the amount for which the stock is sold, and the option price paid. Options granted to members of the Executive Committee are non-qualified options. The stock option plans of each of Dart, Trak Auto and Crown Books specify that each director who is not an employee shall receive 1,500, 1,500 and 2,500 options, respectively, each year. The options expire five years from the date of grant.
(8) Potential realizable value is based on an assumption that the price of the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the five year option term. These numbers are calculated based on the rules and regulations promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth.

Item 11.         Executive Compensation (Continued)

     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-
       End Option Values

         For each of the Named Executive Officers, the following table sets forth information about stock options exercised during fiscal 1996 and the value of unexercised options as of January 31, 1996.

                                               Number of      Value of
                                               Unexercised    In-the-Money
                                               Options at     Options at
                                               FY-End (#)     FY-End ($)
                Shares Acquired    Value       Exercisable/   Exercisable/
Name            on Exercise (#)  Realized ($)  Unexercisable  Unexercisable
- ----            ---------------  ------------  -------------  -------------
Herbert H. Haft      -    (1)          -          136,414       3,805,022
                                                    3,336          40,328
                   73,332 (2)       277,464          -               -
                                                    6,668          16,670
                     -    (3)          -           33,332            -
                                                    6,668            -
Larry G. Schafran    -    (1)          -            1,125          19,406
                                                    1,875          25,969
                     -    (2)          -            3,000           1,500
                                                     -               -
                     -    (3)          -            5,000            -
                                                     -               -
Bonita A. Wilson     -    (1)          -            2,250          34,031
                                                    2,250          30,844
                     -    (2)          -            4,500           5,250
                                                     -               -
                     -    (3)          -            7,500            -
                                                     -               -
Douglas M. Bregman   -    (1)          -            2,250          34,031
                                                    2,250          30,844
                     -    (2)          -            4,500           5,250
                                                     -               -
                     -    (3)          -            7,500            -
                                                     -               -
Dennis N. Weiss      -    (1)          -            1,048          17,760
                                                    1,602          21,965
                     -    (2)          -            1,498           3,121
                                                    3,752           1,879
                     -    (3)          -              798           -
                                                    3,302           -
Ronald S. Haft   197,048  (4)         (4)            -              -
Robert A. Marmon    None

- -------------------

Item 11.         Executive Compensation (Continued)


 (1)     Represents options for Class A Common Stock.
 (2)     Represents options for Trak Auto common stock.
 (3)     Represents options for Crown Books common stock.
 (4) In fiscal 1994, under the RSH Employment Agreement, Dart granted to Ronald S. Haft an option to purchase up to 197,048 shares of Class B Common Stock. No public trading market exists for the Class B Common Stock. In fiscal 1996, under the RSH Settlement Agreement, the RSH Employment Agreement was amended to increase the exercise price of the option from $89.65 to $140.00 per share. Under the RSH Employment Agreement, as amended, Ronald S. Haft exercised the option in exchange for $197,048 in cash and a secured promissory note in the principal amount of $27,389,672.

Item 11.         Executive Compensation (Continued)

Compensation of Directors

      Members of the Board of Directors of Dart, Trak Auto and Crown Books are each paid $15,000 per year. Members of the Board of Directors of Dart Financial were each paid $10,000 per year until April 1995, when Dart Financial became inactive. Bonita A. Wilson and Douglas M. Bregman are members of the profit sharing and audit committees for Dart, Trak Auto and Crown Books and are compensated $5,000 per year for each such committee assignment. Douglas M. Bregman, Larry G. Schafran and Bonita A. Wilson are members of the compensation committee of Dart, Trak Auto and Crown Books and, at this time, are not compensated for their work on those committees.

      On September 7, 1994, the Board of Directors of Dart established an Executive Committee comprised of Dart's outside directors to conduct the affairs of Dart with respect to matters that were the subject of dispute between the Chairman of the Board and Chief Executive Officer of Dart, Herbert
H. Haft, and the then President and Chief Operating Officer of Dart, Ronald S. Haft. On October 11, 1994, the Boards of Directors of Trak Auto, Crown Books and Total Beverage each established an Executive Committee of their respective Board of Directors comprised of the same outside directors, with authority parallel to that of Dart's Executive Committee. The Executive Committee currently consists of Douglas M. Bregman, Larry G. Schafran and Bonita A. Wilson, with Mr. Schafran as the Chairman of the Executive Committee. The disputes between Herbert H. Haft and Ronald S. Haft concerning issues involving Dart have been extensive. Accordingly, the Executive Committee assumed day-to-day involvement in these disputed issues and other matters affecting Dart, in particular matters relating to litigation to which Dart is a party. While the Executive Committee remains involved in the day-to-day affairs of Dart, its continuing role is dependent upon future developments.

      In connection with the RSH Settlement, Ronald S. Haft resigned his positions as a director and officer of Dart and each of its subsidiaries. The Standstill Order contemplates that Ronald S. Haft will continue as a director of Dart while the Standstill Order is in effect. (Herbert H. Haft contends that Ronald S. Haft is no longer a director.)

      Members of the Executive Committee are compensated at a rate of $275 per hour plus reimbursement of expenses. Members of the Special Litigation Committee of the Board of Directors, which was established in January 1994, have been compensated at a rate of $250 per hour plus reimbursement of expenses. For the years ended January 31, 1996 and 1995, the aggregate compensation paid by Dart and its subsidiaries to members of the respective Executive Committees for their services on those committees approximated $1,263,000 and $666,000, respectively. The aggregate compensation paid by Dart and its subsidiaries to members of the respective Special Litigation Committees for their services on those committees approximated $269,000 for the year ended January 31, 1995, exclusive of expense reimbursement. There

Item 11.         Executive Compensation (Continued)

were no fees paid to the Special Litigation Committee in fiscal 1996. See Item 11 - Executive Compensation - Summary Compensation Table.

     The stock option plans of each of Dart, Trak Auto and Crown Books specify that each director who is not an employee shall receive 1,500, 1,500 and 2,500 options, respectively, each year. The options expire five years from the date of grant.

     In September 1987, Dart adopted the 1988 Dart Group Corporation Deferred Compensation Plan for Directors, effective January 1, 1988 (the "Compensation Plan"). The Compensation Plan permits Dart's directors to defer the payment of all or a specified part of future compensation payable for services as director, including fees for serving on or attending meetings of committees of the board of directors. Each director may elect, on or before January 31 of any year to defer payment of compensation, payable on or after the first day of February following such election, for services to be performed during the twelve-month period commencing on such February 1 and ending on January 31 of the following calendar year (the "Plan Year"). After such an election, all subsequent compensation will be deferred until the director notifies Dart, prior to the commencement of any Plan Year, that compensation for future Plan Years is to be paid on a current basis.

     Deferred compensation will not be paid to the director as earned, but will be held in Dart's general funds and credited to a bookkeeping account maintained by Dart in the name of the director. Each participating director will be treated as a creditor of Dart with respect to such funds. Deferred compensation will be paid to directors in a lump sum on the fifteenth day of February of the Plan Year after retirement, unless the director elects, at the time he exercises the deferral option, to be paid in up to ten annual installments.

Employment Contracts

      In April 1974, Dart entered into an employment agreement with Herbert H. Haft, Chairman and Chief Executive Officer. The agreement, as amended, is renewable each year for a successive ten-year term. The agreement, as amended, provides for a base salary of $544,500 for the year ended January 31, 1986 and for increases in base salary each year thereafter by the greater of (i) $12,000 plus ten percent of the base salary for the preceding fiscal year or (ii) the increase in the cost of living. The agreement, as amended, further provides for an annual bonus equal to 1 1/2% of Dart's consolidated pretax profit not reduced as a result of transactions that are not ordinary and a supplemental bonus based on certain performance criteria for the three year period ended January 31, 1988 and each three-year period thereafter. The supplemental bonus equals the greatest of (i) 3% of the increase in the aggregate market value of the Class A Common Stock on the last day of the

Item 11.         Executive Compensation (Continued)

three-year period over such market value on the first day of such period; (ii) 3% of any excess in Dart's consolidated stockholders' equity on the last day of the three-year period over such stockholders' equity on the first day of such period; (iii) 3% of the aggregate consolidated net income during the three-year period; and (iv) his base salary and annual bonus for the last year of the three-year period. Pursuant to the agreement, Herbert H. Haft may elect to receive all or part of his compensation in the form of an option for shares of the Class A Common Stock or defer receipt of all or part of such compensation. The agreement, as amended, also provides that Dart must lend to Herbert H. Haft the funds necessary to purchase a $3,000,000 life insurance policy on his life
and/or the life of his former wife, Gloria Haft.   Dart has elected not to
charge interest on the loan. In 1993, a shareholder derivative action was filed challenging certain aspects of this employment agreement. In 1994, the Special Litigation Committee concluded that it is in the best interests of Dart that claims challenging Herbert H. Haft's employment agreement be dismissed except to the extent that the validity of the "evergreen" provision (successive ten-year terms) of the agreement is challenged. See Item 3. - Legal Proceedings - Derivative Litigation.

      In August 1993, Dart entered into the RSH Employment Agreement with Ronald S. Haft, President and Chief Operating Officer, for a term initially
ending on January 31, 1997.   Under the RSH Employment Agreement, Dart granted
Ronald S. Haft an option to purchase 197,048 shares of Class B Common Stock. Under the RSH Settlement, the RSH Employment Agreement was amended to increase the exercise price of the option from $89.65 to $140.00 per share. Under the RSH Employment Agreement, as amended, Ronald S. Haft exercised the option in exchange for $197,048 in cash (i.e., $1.00 par value per share) and a secured promissory note in the principal amount of $27,389,672. The RSH Employment Agreement provided for an annual base salary of $400,000, subject to annual increases as agreed to by Ronald S. Haft and the Board of Directors, with a minimum annual increase equal to the Consumer Price Index (as defined) to the base salary unless Dart chose not to increase the compensation of any executive. The RSH Employment Agreement provided for a supplemental bonus for the three-year period beginning February 1, 1994 and ending January 31, 1997, and each subsequent three-year period thereafter, with terms similar to Herbert
H. Haft's supplemental bonus and provided for an annual bonus equivalent to Herbert H. Haft's. Under the RSH Settlement, Ronald S. Haft agreed to the termination of the RSH Employment Agreement.

      In October 1994, Dart entered into a consulting agreement with RPF, Inc., a corporation wholly-owned by Robert A. Marmon, whereby RPF, Inc. supplied the services of Mr. Marmon as Chief Financial Officer for Dart, each of its wholly-owned subsidiaries and Crown Books, and as Principal Financial Officer for Trak Auto. Mr. Marmon resigned effective February 29, 1996. The agreement, as amended, provided for a monthly fee of $48,750.

Item 11.         Executive Compensation (Continued)

      In January 1995, Dart entered into a two-year employment agreement with Dennis Weiss, Executive Vice President - Real Estate of Dart, for a term initially ending on January 31, 1997. The agreement is renewable for successive two-year terms. The agreement provides for an annual base salary of $260,000, subject to annual increases as determined by the board of Directors.

     Compensation Committee Interlocks and Insider Participation

      The Compensation Committee comprises Dart's outside, non-employee Directors (Douglas M. Bregman, Larry G. Schafran and Bonita A. Wilson). Dart's Chief Executive Officer is to consult with the Compensation Committee prior to exercising such officer's authority to fix the compensation of Dart's officers. The Compensation Committee also advises the Board of Directors as to the compensation of the Chief Executive Officer.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, as of March 31, 1996, certain information with respect to the following persons: (i) all stockholders known by the Company to be the beneficial owners of more than five percent of Class B Common Stock, (ii) each of Dart's current Directors, (iii) the Named Executive Officers, and (iv) the Directors and Named Executive Officers as a group. Certain information in the table is based upon information contained in filings made by the beneficial owner of Class A Common Stock with the Securities and Exchange Commission.

Directors and Executive Officers:
- ---------------------------------
                                                               Approximate
                            Title of                 No. of    Percentage
Name                         Class                   Shares      of Class
- ----                        --------                -------    -----------
Herbert H. Haft             Class A (1)             259,161         13.76(2)
  3300 75th Avenue          Class B (3)                -              -
  Landover, MD 20785        Trak Auto                   500           .01
                            Crown Books (4)          33,832           .62

Ronald S. Haft              Class A (5)(6)          408,688         23.39(2)
                            Class B (5)(7)          222,294         67.92


Dennis N. Weiss             Class A (8)               1,048           .06(2)
                            Trak Auto (9)             1,498           .03
                            Crown Books (10)            798           .01

Bonita A. Wilson            Class A (11)              2,250           .13(2)
                            Trak Auto (12)            4,500           .08
                            Crown Books (13)          7,500           .14

Douglas M. Bregman          Class A (11)              2,250           .13(2)
                            Trak Auto (12)            4,500           .08
                            Crown Books (13)          7,500           .14

Larry G. Schafran           Class A (14)              1,125           .06(2)
                            Trak Auto (15)            3,000           .05
                            Crown Books (16)          5,000           .09

Robert A. Marmon            None
- -----------------

All Directors and           Class A (17)            674,522         35.69(2)
 Executive Officers as      Class B                 222,294         67.92
 a group (7 persons)        Trak Auto (18)           13,998           .24
                            Crown Books (19)         54,630          1.00

Item 12. Security Ownership of Certain Beneficial Owners and Management (Continued)

Other Beneficial Owners:
- ------------------------
                                                                                   Approximate
                                      Title of                        No. of       Percentage
Name                                    Class                         Shares        of Class
- ----                                 ------------                     -------      -----------
Richard B. Stone,                    Class A(5)(6)                    374,485         21.44
as Voting Trustee                    Class B(5)(7)                    222,294         67.92
 for Ronald S. Haft
4508 Foxhall Crescents
Court, N.W.
Washington, D.C. 20007

Robert M. Haft                       Class B (7)                       25,246          7.71
                                     Trak Auto (20)                    40,000           .67
                                     Crown Books (21)                 230,100          4.21

Gloria G. Haft                       Class B                           54,484         16.65
                                     Trak Auto                            500           .01
                                     Crown Books                          500           .01

Linda G. Haft                        Class B (7)                       25,246          7.71
                                     Crown Books                          500           .01

Quest Advisory Corp.                 Class A (22)                      88,700          5.08(2)
1414 Ave. of the Americas
New York, New York  10019

(1) Includes 136,414 shares subject to exercisable stock options. These stock options include options for 10,000 shares under the 1983 Plan and 99,750 shares under the 1987 Plan, the validity of which is subject to challenge by Dart. See Item 3. - Legal Proceedings.
(2) Calculated based upon a class including shares subject to exercisable stock options under the 1983 Plan and the 1987 Plan, which Plans are subject to challenge by Dart. See Item 3. - Legal Proceedings.
(3) Herbert H. Haft has filed a lawsuit seeking a judgement declaring that 172,730 shares of Class B Common Stock belong to him, that they were wrongfully sold by Ronald S. Haft to Dart and that Herbert H. Haft is entitled to restitution of such shares or, alternatively, that his purported irrevocable proxy on the 172,730 shares continues to be valid. See Item 3 - Legal Proceedings.
(4)      Includes  33,332 shares subject to exercisable stock options.
(5) Under the Voting Trust Agreement, Richard B. Stone, as Voting Trustee, has sole voting power over 374,485 Class A shares and 222,294 Class B shares and Ronald S. Haft has sole investment power over such shares, subject to (i) the rights of Dart to exercise a call option to purchase the shares, as provided in the Buy/Sell/Offering Agreement entered into

Item 12. Security Ownership of Certain Beneficial Owners and Management (Continued)

         by Ronald S. Haft and Dart, and (ii) the rights of Dart and CMREC under a Stock and Trust Certificate Pledge Agreement made by Ronald S. Haft in favor of the initial Voting Trustees, as collateral agents and bailees for Dart and CMREC. The Voting Trustee may vote the shares in such manner as he deems to be "in the best interests of Dart and all of its shareholders as a single class." The Voting Trust Agreement will terminate on August 1, 2000, unless terminated earlier or later pursuant to the terms of the Voting Trust Agreement. The RSH Settlement transactions, including the Voting Trust Agreement, are subject to legal challenge. See Item 3 - Legal Proceedings and Dart's Current Report of Form 8-K, dated October 8, 1995.
(6) 58,029 Class A shares are subject to competing claims of Robert M. Haft and Linda G. Haft.
(7) In a letter dated February 6, 1996, Donald R. Bourassa, Executive Vice President of Combined Properties, Inc., wrote Dart, purportedly on behalf of Haft-Equities General Limited Partnership ("Haft-Equities"), claiming that 25,246 Class B shares held by each by each of Robert M. Haft, Linda G. Haft and the Voting Trustee may belong to Haft-Equities. Mr. Bourassa also claimed that Ronald S. Haft is the sole general partner of Haft-Equities. Ronald S. Haft claims beneficial ownership of such 25,246 Class B shares held by the Voting Trustee but he does not claim beneficial ownership of 25,246 Class B shares owned by each of Robert M. Haft and Linda G. Haft.
(8)      Includes   1,048 shares subject to exercisable stock options.
(9)      Includes   1,498 shares subject to exercisable stock options.
(10)     Includes     798 shares subject to exercisable stock options.
(11)     Includes   2,250 shares subject to exercisable stock options.
(12)     Includes   4,500 shares subject to exercisable stock options.
(13)     Includes   7,500 shares subject to exercisable stock options.
(14)     Includes   1,125 shares subject to exercisable stock options.
(15)     Includes   3,000 shares subject to exercisable stock options.
(16)     Includes   5,000 shares subject to exercisable stock options.
(17)     Includes 143,087 shares subject to exercisable stock options.
(18)     Includes  13,498 shares subject to exercisable stock options.
(19)     Includes  54,130 shares subject to exercisable stock options.
(20)     Includes  40,000 shares subject to exercisable stock options.
(21) Includes 80,000 shares subject to exercisable stock options and 100 shares of Crown Books held by his wife.
(22) Includes 82,600 shares beneficially owned by Quest Advisory Corp. ("Quest") and 6,100 shares beneficially owned by Quest Management Company ("QMC"). Charles M. Royce may be deemed to be a controlling person of Quest and QMC and, consequently, may be deemed to beneficially own these shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management (Continued)

Potential Change in Control

         The RSH Settlement transactions are subject to pending litigation and, through such litigation each of RGL and Herbert H. Haft seeks control of Dart. See Item 3 - Legal Proceedings. If sustained, the RSH Settlement transactions were intended to have the effect, by their terms, of transferring majority control of Dart's voting stock to one or more voting trustees under the Voting Trust Agreement. On December 28, 1995, the initial Voting Trustees resigned and appointed Richard B. Stone as successor Voting Trustee.

         If the RSH Settlement is sustained by the Delaware Court of Chancery, a Buy/Sell/Offering Agreement between Dart and Ronald S. Haft will govern the ultimate disposition of the shares held by the Voting Trustee. That agreement gives Ronald S. Haft the right to "put" to Dart the stock held by the Voting Trustee at any time between January 1, 1997 and December 31, 1999, subject to certain conditions. With respect to the 222,294 shares of Class B Common Stock held by the Voting Trustee, Ronald S. Haft may (instead of including them in the "put") exchange them for 244,523 shares of Class A Common Stock (i.e., a
1.1 to 1 exchange ratio) and offer those 244,523 shares of Class A Common Stock to the public. Dart has an option to "call" the shares held by the Voting Trustee, if they have not previously been disposed of as described above, at any time during the first seven months of the year 2000.

         All of the 222,294 Class B shares in the Voting Trust, as well as the related voting trust certificates issued to Ronald S. Haft under the Voting Trust Agreement, have been pledged to Dart and CMREC as security for certain loans made to Ronald S. Haft and other obligations of Ronald S. Haft arising under the RSH Settlement.

Item 13.  Certain Relationships and Related Transactions

         On October 6, 1995, Dart and Ronald S. Haft entered into a settlement agreement and various related agreements comprising the RSH Settlement. The RSH Settlement transactions are briefly described in Item 5 of Dart's Form 8-K, dated October 10, 1995, which is incorporated herein by reference. See also
Note 6 to Dart's Consolidated Financial Statements (Item 8 - Financial Statements and Supplementary Data). The RSH Settlement transactions are subject to legal challenge. See Item 3 - Legal Proceedings.

         Under the terms of the Voting Trust Agreement, the Voting Trustee is entitled to compensation at a rate of $275.00 per hour for time reasonably spent in rendering services under the Voting Trust Agreement. Such compensation is to be paid from funds available in the Voting Trust and, to the extent such funds are insufficient, by Dart. From December 28, 1995 (when Richard B. Stone was appointed Voting Trustee) through March 31, 1996, Dart paid $85,000 in such compensation to Richard B. Stone, as Voting Trustee. (Larry G. Schafran and Sidney B. Silverman, the initial Voting Trustees, received no compensation from Dart as Voting Trustees.)

         Dart, Trak Auto, Crown Books, Shoppers Food and Total Beverage lease certain real property from Haft family-owned partnerships. Rental payments related to such leases approximated $15.3 million during the year ended January 31, 1996. The leased properties consist of 50 stores, three warehouses and the Shoppers Food headquarters building, but excluding the Pennsy Leases. These leases (excluding the Pennsy Leases), which have expiration terms ranging from 1996 to 2031, require the payment of minimum rentals aggregating approximately $129.5 million (excluding option periods). Certain of these leases also require the payment of a percentage of sales in excess of a stated minimum, real estate tax, insurance, maintenance and utilities.

         On February 10, 1995, after a legal review by the Executive Committee, Dart filed a complaint for rescission of the Pennsy Leases and for the return of rent paid since 1991 on such leases. See Item 3. - Legal Proceedings. The Executive Committees of Dart, Crown Books and Trak Auto have also undertaken a legal review of other leasing arrangements and real estate related transactions involving the Company and Haft-owned entities. See Item 2. - Properties. The Executive Committees have not yet determined whether other actions will be taken as a result of this legal review.

         CMREC owns the majority interest in five real estate partnerships that own four shopping centers and an office building in the Washington, D.C. metropolitan area. The remaining partnership interests are owned by partnerships in which the partners are members of the Haft family. As part of the RSH Settlement, Dart and CMREC agreed to the sale of these five properties. See Note 6 to the Company's Consolidated Financial Statements. Combined Properties, Inc., a Haft-controlled entity, manages the shopping centers and office building for the partnerships. Trak Auto, Crown Books, Shoppers Food and Total Beverage lease eight stores in some of these shopping centers and made aggregate rental payments to CMREC of approximately $1,578,000 during the year ended January 31, 1996. These leases, which have expiration terms ranging from 1996 to 2013, require the payment of minimum rentals aggregating approximately $6,114,000 million. Certain of these leases also require the payment of a percentage of sales in excess of a stated minimum, real estate tax, insurance, maintenance and utilities.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

              (a)   1.  Financial Statements

                    See Item 8 for Dart Group Corporation Consolidated Financial Statements (Shoppers Food Warehouse Corp. is included on an equity basis for periods after May 28,
                    1994).

                    Set forth below are the most recent audited financial statements of Shoppers Food Warehouse Corp., in which Dart owns a 50% interest.

                           Report of Independent Public Accountants

To the Board of Directors of Shoppers Food Warehouse Corp.:

We have audited the accompanying consolidated balance sheets of Shoppers Food Warehouse Corp. (a Delaware corporation) and subsidiaries as of July 1, 1995 and July 2, 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three fiscal years in the period ended July 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Shoppers Food Warehouse Corp. and subsidiaries as of July 1, 1995 and July 2, 1994, and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 1, 1995, in conformity with generally accepted accounting principles.

Washington, D.C.,
September 29, 1995

                                                             Arthur Andersen LLP

                         SHOPPERS FOOD WAREHOUSE CORP.
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                 (Dollars in thousands)
                                             ------------------------------
                                             July 1, 1995      July 2, 1994
                                             ------------      ------------
Current assets:
  Cash and cash equivalents                  $     38,650      $     67,217
  Short-term investments                           58,353             2,572
  Accounts receivable                               7,633             8,661
  Merchandise inventories                          27,253            29,063
  Prepaid expenses                                    956               893
  Due from affiliate                                  522             1,012
                                             ------------       -----------
    Total Current Assets                          133,367           109,418
                                             ------------       -----------

Property and equipment, at cost:
  Land and buildings                                9,120             9,120
  Store and warehouse equipment                    71,195            66,073
  Office and automotive equipment                   3,655             3,536
  Leasehold improvements                            2,477             2,753
                                             ------------       -----------
                                                   86,447            81,482
  Accumulated depreciation and amortization       (63,504)          (54,669)
                                             ------------       -----------
    Net property and equipment                     22,943            26,813

Deferred income taxes                               4,577             3,519
                                             ------------       -----------

Other Assets                                        1,116               864
                                             ------------       -----------

Total Assets                                 $    162,003       $   140,614
                                             ============       ===========



The accompanying notes are an integral part of these consolidated balance sheets.

                         SHOPPERS FOOD WAREHOUSE CORP.
                          CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 (Dollars in thousands,
                                                except per share amounts)
                                             ----------------------------
                                             July 1, 1995      July 2, 1994
                                             ------------      ------------
Current liabilities:
  Accounts payable                           $     38,275      $     36,266
  Accrued expenses
    Salaries and benefits                           4,931             4,649
    Taxes, other than income                        1,934             2,507
    Other                                           4,623             5,355
  Income taxes payable                              2,152               845
                                             ------------      ------------
    Total current liabilities                      51,915            49,622
                                             ------------      ------------
Capital lease obligation                            9,950             9,742
Deferred income                                     1,218             2,409
Deferred rent liability                             3,590             3,037
                                             ------------      ------------
  Total liabilities                                66,673            64,810
                                             ------------      ------------
Commitments and contingencies
 (See Notes 2 and 6)

Stockholders' equity:
  Class A common stock, nonvoting,
    par value $5 per share, 25,000 shares
    authorized 23,333-1/3 shares issued
    and outstanding                                   117               117
  Class B common stock, voting, par value
    $5 per share, 25,000 shares authorized,
    10,000 shares issued and outstanding               50                50
                                             ------------      ------------
  Retained earnings                                95,163            75,637
                                             ------------      ------------

Total Stockholders' Equity                         95,330            75,804
                                             ------------      ------------

Total Liabilities and Stockholders' Equity   $    162,003      $    140,614
                                             ============      ============




The accompanying notes are an integral part of these consolidated balance sheets.

                         SHOPPERS FOOD WAREHOUSE CORP.
                       CONSOLIDATED STATEMENTS OF INCOME



                             (Dollars in thousands,
                             except per share amounts)


                                       July 1,       July 2,      July 3,
                                        1995          1994         1993
                                     ----------    ----------   ----------
                                     (52 weeks)    (52 weeks)   (53 weeks)
                                     ----------    ----------   ----------
Sales                                $  790,842    $  750,340   $  718,967
Cost of sales                           616,521       593,063      562,461
                                     ----------    ----------   ----------
  Gross Profit                          174,321       157,277      156,506

Selling and administrative expenses     136,798       127,643      124,509
Depreciation and amortization             8,529        10,785       12,045
Loss on disposition of Total
  Beverage Corp.                          -             -            1,012
                                     ----------    ----------   ----------
  Operating income                       28,994        18,849       18,940
Interest income                           4,682         2,189        1,474
Interest expense                          1,451         1,426        1,576
                                     ----------    ----------   ----------
  Income before income taxes and
    extraordinary item                   32,225        19,612       18,838
Provision for income taxes               13,938         7,541        7,205
                                     ----------    ----------   ----------
  Income before extraordinary item       18,287        12,071       11,633
Extraordinary item - insurance
  proceeds from fire, net of income
  Tax benefit of $826 and $502 in
  1995 and 1994, respectively
  (See Note 6)                            1,239           858        -
                                     ----------    ----------   ----------
  Net income                         $   19,526    $   12,929   $   11,633
                                     ==========    ==========   ==========


Earnings per common share data:
  Earnings per share before
    extraordinary item               $   548.61    $   362.13   $   348.99
  Extraordinary item, net of
    income tax benefit               $    37.17    $    25.74   $    -
                                     ----------    ----------   ----------
  Earnings per common share          $   585.78    $   387.87   $   348.99
                                     ==========    ==========   ==========
  Weighted average number of
    common shares outstanding        33,333-1/3    33,333-1/3   33,333-1/3
                                     ==========    ==========   ==========



The accompanying notes are an integral part of these consolidated statements.

                         SHOPPERS FOOD WAREHOUSE CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                (Dollars in thousands)
                        -----------------------------------------
                         Class A    Class B   Retained
                        Nonvoting   Voting    Earnings     Total
                        ---------   -------   --------    --------
Balance, June 27, 1992 $      117   $    50   $ 51,075    $ 51,242
  Net income                  -         -       11,633      11,633
                       ----------   -------   --------    --------
Balance, July 3, 1993         117        50     62,708      62,875
  Net income                  -         -       12,929      12,929
                       ----------   -------   --------    --------
Balance, July 2, 1994         117        50     75,637      75,804
  Net income                  -         -       19,526      19,526
                       ----------   -------   --------    --------
Balance, July 1, 1995  $      117   $    50   $ 95,163    $ 95,330
                       ==========   =======   ========    ========

                         SHOPPERS FOOD WAREHOUSE CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                            (Dollars in thousands)
                                     -------------------------------------
                                        July 1,      July 2,      July 3,
                                         1995         1994         1993
                                     ----------    ----------   ----------
                                     (52 weeks)    (52 weeks)   (53 weeks)
                                     ----------    ----------   ----------
Cash flows from operating
  activities:
  Net income                         $   19,526    $   12,929   $   11,633
  Adjustments to reconcile net
    income to net cash provided
    by operating activities
      Depreciation and amortization       8,529        10,785       12,045
      Increase in deferred income
        taxes                            (1,058)         (594)      (2,190)
      Loss (gain) on disposition
        of assets                            34           (15)          11
      Disposition of Total Beverage
        Corp.                             -              -           1,012
      Effect of insurance receivable
        on income                         -              (104)       -
      Interest expense in excess of
        capital lease payments              208           240          293
      Increase in deferred rent
        liability                           553         1,082          742
      Changes in operating assets
        and liabilities:
        Decrease (increase) in
          accounts receivable             1,028        (3,952)         (39)
        Decrease (increase) in
          merchandise inventories         1,810        (2,455)      (3,637)
        (Increase) decrease in
          prepaid expenses                  (63)          (53)         328
        Decrease in due from affiliate      490         -               -
        Decrease in income tax
          refund receivable               -             -              385
        Increase in other assets           (252)         (354)        (817)
        Increase (decrease) in
          accounts payable                2,009         1,544       (6,316)
        (Decrease) increase in
          accrued expenses               (1,023)          241        4,303
        Increase in accounts payable      1,307           144          701
        Decrease in deferred income      (1,191)       (1,177)      (1,060)
                                     ----------    ----------   ----------
          Net cash provided by
            operating activities         31,907        18,261       17,394
                                     ----------    ----------   ----------

                         (Continued on following page)

                         SHOPPERS FOOD WAREHOUSE CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                           (Dollars in thousands)
                                     ------------------------------------
                                       July 1,      July 2,      July 3,
                                         1995         1994         1993
                                     ----------   ----------   ----------
                                     (52 weeks)   (52 weeks)   (53 weeks)
                                     ----------   ----------   ----------
Cash Flows used in investing
  activities:
  Capital expenditures                   (4,693)       (5,112)      (6,909)
  Proceeds from sale of fixed assets      -                15            6
  Increase in short-term investments    (55,781)       (1,962)       -
  Increase in long-term marketable
    securities                            -             -              611
                                     ----------    ----------   ----------
    Net cash used in investing
      activities                        (60,474)       (7,059)      (6,292)
                                     ----------    ----------   ----------

Net (decrease) increase in cash
  and cash equivalents                  (28,567)       11,202       11,102

Cash and cash equivalents,
  beginning of fiscal year               67,217        56,015       44,913
                                     ----------    ----------   ----------

Cash and cash equivalents,
  end of fiscal year                 $   38,650    $   67,217   $   56,015
                                     ==========    ==========   ==========

Supplementary disclosures of
  cash flow information
  Cash paid during the fiscal
    year for:
    Income taxes                     $   12,091    $    8,525   $    8,309
    Interest                              1,451         1,456        1,576

Supplemental disclosure of
  noncash financing activity:
  In fiscal year 1993, the Company
    sold Total Beverage and its
    assets to a related entity.
    The Company received consider-
    ation of $1,493,000 in the form
    of a note receivable (See Note 2)
  In fiscal year 1994, the Company
    recorded an insurance receivable
    and wrote-off certain assets with
    a net book value of $708,000 due
    to fire damage (See Note 6)

The accompanying notes are an integral part of these consolidated statements.

                         SHOPPERS FOOD WAREHOUSE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Fiscal Years Ended July 1, 1995, July 2, 1994 and July 3, 1993

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         The consolidated financial statements include Shoppers Food Warehouse Corp. (a Delaware Corporation) and its subsidiaries, collectively the "Company". All significant intercompany accounts and transactions have been eliminated. As of July 1, 1995, the Company operated 33 warehouse-style grocery stores in Maryland and Virginia. As of July 2, 1994, the Company operated 35 warehouse-style stores in Maryland and Virginia.

Fiscal Year

         The Company's fiscal year ends on the Saturday closest to June 30, resulting in a 52- or 53-week year. The fiscal years ended July 1, 1995, July 2, 1994, and July 3, 1993, contained 52, 52 and 53 weeks, respectively.

Cash and Cash Equivalents

         The Company considers all highly liquid temporary cash investments with maturities of three months or less when purchased to be cash equivalents. The majority of these are invested in U.S. treasury bills.

Short-Term Investments

         Effective July 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"). Debt securities that the Company has both the positive intent and the ability to hold to maturity are carried at amortized cost. The effect of adopting SFAS No. 115 did not materially impact the Company's financial position and results of operations. At July 1, 1995, short-term investments consisted of U.S. government Treasury bills with original maturities of more than three months that were intended by management to be held to maturity. These investments mature at various dates from July 1995 to December 1995.

Merchandise Inventories

         The Company's inventories are priced at the lower of cost or market. Cost is determined using the last-in, first-out method. If replacement cost (which approximates the first-in, first-out method) had been used, inventories would have been greater by approximately $2,940,000 and $2,062,000 at July 1, 1995 and July 2, 1994, respectively. Net income would have been higher by approximately $877,000 in 1995, $364,000 in 1994, and $436,000 in 1993.

Property and Equipment

         The Company depreciates property and equipment using both accelerated and straight-line methods over the estimated useful lives of the asset, generally five to seven years. Assets financed through asset-based financing arrangements are amortized over the terms of the lease.

Accrued Insurance Claims

         The Company maintains self-funded coverage with respect to general, workers' compensation, and health insurance liabilities. Claims for general and workers' compensation are administered through insurance companies, which estimate the obligation of reported claims. An estimate of the obligation for health insurance claims is accrued at year-end and is based on historical data. Expenses arising from claims are accrued as claims become subject to estimation. Self-insurance liabilities are based on claims filed. These liabilities are not discounted.

Income Taxes

         The Company implemented Statement of Financial Accounting Standards No.109, Accounting for Income Taxes, effective July 4, 1993. Adoption of the new standard did not have a significant effect on reported financial position. Prior to that date, the Company accounted for income taxes under Accounting Principles Board Opinion No. 11.

Store Opening and Closing Costs

         All costs of a noncapital nature incurred in opening a new store are charged to expense as incurred. The Company opened one and three new stores during the fiscal years ended July 2, 1994 and July 3, 1993, respectively. No stores were opened during the year ended July 1, 1995. The costs associated with store closings are charged to selling and administrative expense when management makes the decision to close a store. Such costs consist primarily of lease payments and other costs of holding the facility, net of estimated sublease income.

Deferred Income

         During the fiscal year ended June 27, 1992, the Company entered into an agreement with Super Rite Foods, Inc. ("Super Rite") which, as modified, provided for the Company to acquire two Basics supermarkets in the greater Washington, D.C., metropolitan area. In connection with the purchase of the Basics supermarkets, the Company entered into a separate multiyear wholesale grocery supply agreement with Super Rite and received cash and other considerations valued at approximately $4,400,000. This amount is being amortized over the 51-month term of the supply agreement. Deferred income also includes promotional amounts received from other vendors for future periods.

Earnings Per Share

         Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period.

 2.      DISPOSITION OF TOTAL BEVERAGE CORP.:

         In October 1992, the Company opened Total Beverage Corp. ("Total Beverage"), a discount beverage retail store. On February 27, 1993, the Company entered into an Asset Purchase Agreement (the "Agreement") to sell Total Beverage to an entity (the "Buyer") owned by stockholders of the Company.

         The net losses from the operations of Total Beverage for fiscal 1993 are included in the consolidated statements of income as a component of operating income. Revenues from such operations in 1993 were approximately $4,841,000. All assets of Total Beverage were sold in the transaction.

         The loss on disposition of Total Beverage in the fiscal year ended July 3, 1993 reflects the disposition of inventory and fixed assets with a net book value of approximately $2,005,000. As proceeds from the sale, the Company received approximately $1,493,000 in a note receivable (the "Note"). Under the terms of the Agreement, the Company is required to reimburse the Buyer for 25 percent of future operating losses of Total Beverage, as defined in the Agreement, over a three-year period. To the extent of such losses, the Company will remit funds first by reducing amounts due under the Note and then by remitting payment to the Buyer. The Note is reflected net of a $1,000,000 and $500,000 reserve in the accompanying balance sheets as of July 1, 1995 and July 2, 1994, respectively, and was due on February 27, 1995.

3.       OTHER ACCRUED EXPENSES:

Other accrued expenses consists of the following as of (in thousands):

                                              July 1, 1995     July 2, 1994
                                              ------------     ------------
Accrued insurance                             $      2,262     $      2,500
Reserve for store closing                              243            1,000
Gift certificates outstanding                          815              799
Other                                                1,303            1,056
                                              ------------     ------------
Total                                         $      4,623     $      5,355
                                              ============     ============

4.       ACCOUNTS RECEIVABLE:

         Accounts receivable include amounts due from vendors for coupons remitted, cooperative advertising, and merchandise rebates. Approximately $675,000 and $1,982,000 is included in accounts receivable as of July 1, 1995 and July 2, 1994, respectively, for insurance proceeds related to fire damage incurred at one of the Company's stores (see Note 6).

5.       INCOME TAXES:

         The Company files consolidated Federal income tax returns. The provision for income taxes is comprised of the following (in thousands).

                                              Fiscal year ended
                             -----------------------------------------------
                             July 1, 1995     July 2, 1994     July 3, 1993
                             ------------     ------------     ------------
Current income tax
  provision:
  Federal                    $     13,422     $      7,582     $      7,934
  State                             1,574            1,088            1,461
 Deferred income tax
  provision                        (1,058)          (1,129)          (2,190)
                             ------------     ------------     ------------
                             $     13,938     $      7,541     $      7,205
                             ============     ============     ============


         The components of the deferred income tax provision are as follows (in thousands).

                                              Fiscal year ended
                             -----------------------------------------------
                             July 1, 1995     July 2, 1994      July 3, 1993
                             ------------     ------------      ------------
Difference between
  income tax and financial
  reporting of:
    Depreciation             $        (43)    $        691       $     1,161
    Loss on disposition
      of Total Beverage               145              (24)              387
    Reserve for store
      closings                       (291)            -                  383
    Deferred rent                     306              409               256
    Capital lease                      74               91               114
    Employee benefits and
      other                           871              184               123
    Deferred income                  (282)            (222)             (234)
    Extraordinary gain on
      fire                            278             -                -
                             ------------     ------------       -----------
      Deferred income tax
        benefit              $      1,058     $      1,129       $     2,190
                             ============     ============       ===========

         The effective income tax rate is reconciled to the Federal statutory rate as follows:

                             July 1, 1995     July 2, 1994     July 3, 1993
                             ------------     ------------     ------------
Federal statutory rate               35.0%            35.0%            34.0%
Increase in taxes resulting
  from:
  State income taxes, net of
    Federal income tax
      benefit                        3.1               3.0              4.1
  Revision of estimate for
    tax accruals                     3.7               -                -
  Other                              1.5               0.4              0.1
                             -----------      ------------     ------------
  Effective tax rate                43.3%             38.4%            38.2%
                             ===========      ============     ============

         Temporary differences which give rise to the deferred tax assets and liabilities on a consolidated basis are as follows (in thousands):


                                               July 1, 1995     July 2, 1994
                                               ------------     ------------
Deferred Tax Assets:
  Loss on disposition of
    Total Beverage                             $        381     $        236
  Reserves for store
    closings and
    remodelings                                         325              616
  Deferred rent                                       1,433            1,127
   Capital lease                                        946              872
  Employee benefits                                   1,472              591
  Deferred income                                       557              839
  Other                                                 246              256
                                               ------------      -----------
                                                      5,360            4,537

Deferred tax liabilities:
  Depreciation                                         (526)            (483)
  Extraordinary gain on fire                           (257)            (535)
                                               ------------      -----------
                                                       (783)          (1,018)
Net Deferred Tax Asset                         $      4,577      $     3,519
                                               ============      ===========

    A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company believes that no valuation allowance is necessary as of July 1, 1995 and July 2, 1994 due to its history of profitable operations.

6. COMMITMENTS AND CONTINGENCIES:

Stockholders' Agreement

    The Company's stockholders are party to a stockholders' agreement dated June 28, 1988, that specifies how a stockholder can transfer ownership of their interest in the Company's stock.

Profit Sharing Plan

    The Company maintains a noncontributory profit sharing plan (the "Plan") for all employees with one year of full-time continuous service. Discretionary contributions are made by the Company in trust for the exclusive benefit of employees who qualify under the Plan. The Board of Directors authorized contributions of $300,000 to the Plan for the fiscal years ended July 2, 1994 and July 3, 1993. The Company estimates its contribution for the fiscal year ended July 1, 1995 will be approximately $400,000. This contribution has not been made as of July 1, 1995. These amounts are included in accrued salaries and benefits in the accompanying financial statements.

    During fiscal 1995, the Company replaced the Plan with a defined contribution 401(k) plan (the "New Plan"). The New Plan is available to substantially all employees over the age of 21 who have completed one year of continuous service. Discretionary contributions are made by the Company in trust for the exclusive benefit of employees who participate in the New Plan. No contributions were made to the New Plan during fiscal 1995

Multiemployer Plans

    The Company makes contributions to multiemployer plans for its union employees. Such contributions totaled approximately $800,000, $9,020,000 and $415,000 for the pension, health and welfare and legal benefit plans, respectively, for the year ended July 1, 1995. Contributions to the pension, health and welfare and legal benefit plans totaled approximately $745,000, $7,437,000 and $382,000, respectively, for the year ended July 2, 1994 and $644,000, $5,862,000, and $344,000, respectively, for the year ended July 3, 1993.

Lease Commitments

    The Company leases warehouse and retail store facilities under noncancelable lease agreements ranging from 1 to 20 years. Renewal options are available on the majority of the leases for one or more periods of five years each. Most leases require the payment of taxes and maintenance costs, and some leases provide for additional rentals based on sales in excess of specified minimums. Several store leases have stated annual rental increases. These increases are amortized over the lives of the leases. Rent expense includes approximately $553,000, $1,082,000 and $742,000 of amortized rental increases for the fiscal years ended July 1, 1995, July 2, 1994 and July 3, 1993, respectively. Store and warehouse equipment leases are for terms of five years.

    Following is a schedule of annual future minimum payments under the capital lease for office space and noncancelable operating leases, which have initial or remaining terms in excess of one year at July 1, 1995 (in thousands).

           Fiscal                  Capital          Operating
            Year                    Lease             Leases
           ------                  -------          ---------
           1996                    $ 1,265          $ 11,114
           1997                      1,341            11,546
           1998                      1,421            11,359
           1999                      1,506            11,432
           2000                      1,597            11,146
           Thereafter               23,780           108,687
                                   -------          --------
             Total                  30,910          $165,284
                                                    ========

           Less - Imputed interest  20,960
                                   -------
           Present value of net
             minimum lease
             payments                9,950
           Less - Current
             maturities              -
                                   -------
           Long-term capital
             lease obligations     $ 9,950
                                   =======


    Rent expense for operating leases charged to operations is as follows (in thousands).

                                              Fiscal year ended
                             -----------------------------------------------
                             July 1, 1995     July 2, 1994      July 3, 1993
                             ------------     ------------      ------------
Minimum rentals              $     10,925     $     11,034      $      9,469
Contingent rentals                  4,524            4,052             3,906
                             ------------     ------------      ------------
  Total                      $     15,449     $     15,086      $     13,375
                             ============     ============      ============

Related-Party Leases

In July 1990, the Company entered into an agreement to lease an 86,000 square foot office building in Lanham, Maryland, from a private partnership (the "Partnership") which is owned by stockholders of the Company. The lease is for 20 years and commenced December 10, 1990. The lease provides for yearly increasing rental payments, based upon the Consumer Price Index for the Washington, D.C., metropolitan statistical area; however, the annual increases will not be more than 6 percent or less than 3 percent. Rental payments for the fiscal years ended July 1, 1995, July 2, 1994 and July 3, 1993 were approximately $1,210,000, $1,175,000 and $1,141,000, respectively, and total payments over the life of the lease total approximately $36,000,000. The Company is accounting for the lease as a capital lease. Due to fixed rental increases during the term of the lease, interest expense exceeded lease payments by approximately $292,000, $321,000 and $293,000 for the fiscal years ended July 1, 1995, July 2, 1994 and July 3, 1993, respectively. The capital lease obligation will continue to increase through December 2001, at which time accumulated interest expense recognized for financial reporting purposes will exceed lease payments by approximately $2,200,000. The lease requires the Company to pay for maintenance, utilities, insurance, and taxes. The Partnership purchased the office building for approximately $8,663,000 in July 1990.

    During the fiscal years ended July 1, 1995, July 2, 1994 and July 3, 1993, the Company made rental payments of approximately $5,985,000, $5,327,000 and $3,940,000, respectively on leases to partnerships related to stockholders of the Company. As of July 1, 1995, the Company had ten operating leases to partnerships related to stockholders of the Company. The remaining future minimum payments under these leases exclusive of option periods are approximately $76,725,000 and expire through 2014. The Company made payments of approximately $246,000 during each of the fiscal years ended July 1, 1995, July 2, 1994 and July 3, 1993, for a warehouse operating lease to a partnership owned by stockholders of the Company. As of July 1, 1995, the remaining future minimum annual payments under these leases are approximately $407,000 and expire in fiscal year 1997.

Subleasing Arrangements

    The Company subleases space within one store for the sale of beverages to an entity affiliated with its officers. The Company received rental income of approximately $153,000, $124,000 and $138,000 in the fiscal years ended July 1, 1995, July 2, 1994 and July 3, 1993, respectively, from this entity, which is included in selling and administrative expenses.

    As of July 1, 1995, there are currently three unaffiliated subtenants in the office building. The subtenants are leasing approximately 30,000 square feet at a current minimum annual rent of approximately $520,000. The subleases expire between February 1996 and December 1998. The Company received rental income of approximately $530,000 in the fiscal year ended July 1, 1995 from these subtenants.

Line-of-Credit Agreement/Letters of Credit

    The Company has a $35,000,000 line-of-credit agreement with a local bank, with interest payable at the prime rate. The Company has authorized a local bank to issue letters of credit in connection with the Company's workers' compensation insurance. As of July 1, 1995 and July 2, 1994, the Company's line-of-credit was reduced by outstanding letters of credits of approximately $6,135,000 and $5,140,000, respectively. These letters of credit will remain outstanding for as long as the Company has outstanding workers' compensation claims. The line of credit expires December 31, 1995.

Legal Proceedings

         The Company is involved in routine litigation incidental to operations. In the opinion of management, it is unlikely that any exposure from these actions will have a material impact on the Company's financial position.

Other

         In June 1994, the Company had one store which incurred significant fire damage. The Company recorded the insurance settlement on the store's inventory, fixed assets, reimbursable payroll costs and other business interruption costs. This resulted in the recognition of an extraordinary gain, net of taxes, in the accompanying financial statements of $1,239,000 and $858,000 during the fiscal years ended July 1, 1995 and July 2, 1994, respectively. The Company's receivable from the insurance settlement was $675,000 at July 1, 1995.

7.       SUBSEQUENT EVENT:

         In August 1995, the Company declared a $10,000,000 cash dividend payable to its shareholders. The dividend was distributed in September 1995.

Item 14. Exhibits: Financial Statements Schedules, and Reports on Form 8-K (Continued)


             2.  Schedules (Consolidated) -

         All schedules are omitted because the required information is inapplicable or it is presented in the consolidated financial statements or related notes.

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)


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

         2.6 Purchase agreement dated February 27, 1993 between Total Beverage G.B., Inc. (a wholly-owned subsidiary of Dart) and Total Beverage VA Corp. (a wholly-owned subsidiary of Shoppers Food Warehouse Corp.). Promissory Note between Total Beverage VA Corp. and Total Beverage G.B. Inc. (incorporated by reference to Dart Fiscal Year 1994 10-K).

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

         3.3 Bylaws, amended and restated as of September 14, 1993 (incorporated by reference to Dart Fiscal Year 1987 10-K).

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

          9 Voting Trust Agreement, dated as of October 6, 1995, by and among Ronald S. Haft, Dart Group Corporation and Larry G. Schafran and Sidney B. Silverman, as initial voting trustees (incorporated by reference to Exhibit 9 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

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

         10.16 Indemnity Agreement, dated June 9, 1986, by and between Dart Group Corporation and Trak Auto Corporation herein incorporated by reference to Exhibit 10(pppp) to the Trak 10- K.

         10.17 Agreement of Merger dated May 28, 1987 between Trak Auto East Corporation and Trak Auto West, Inc. herein incorporated by reference to Exhibit 10(qqqq) filed with Trak Auto Corporation Fiscal Year 1988 Form 10-K, No. 0-12202 ("Fiscal 1988 Trak 10- K").

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

                   Form 10-K, No. 0-12202 ("Fiscal 1989 Trak 10-K").

         10.21 Lease agreement dated February 27, 1988 between Trak Corporation and Haft/Equities-General, herein incorporated by reference to Exhibit 10(uuuu) filed with Fiscal 1989 Trak 10- K.

         10.22 Lease agreement dated June 17, 1987 between Trak Auto West, Inc. and Haft/Equities/Rose Hill Limited Partnership, herein incorporated by reference to Exhibit 10(vvvv) filed with Fiscal 1989 Trak 10-K.

         10.23 Agreement dated May 17, 1988 among Dart Group Corporation, Shoppers Food Warehouse Corp., Kenneth M. Herman and Robert
                   N. Herman incorporated herein by reference to Exhibit 1 filed with Dart's Report on Form 8-K on July 15, 1988 (incorporated by reference to Dart Fiscal Year 1989 10-K).

         10.24 Amendment No. 1 to Stockholders' Agreement (Exhibit D to Stock Purchase Agreement dated May 17, 1988, attached as
                   Exhibit 1 to Dart's Report on Form 8-K filed July 15, 1988) dated as of August 24, 1988 herein (incorporated by reference to Dart Fiscal Year 1989 10-K).

         10.25 Assignment and Assumption agreement dated December 30, 1989 between Greenway Center Associates Limited Partnership and CM/CP Greenway Center Joint Venture, and lease agreement dated March 13, 1980, between Greenway Center Associates Limited Partnership and Trak Auto (612), herein incorporated by reference to Exhibit 10(wwww) filed with Trak Auto Corporation Fiscal Year 1990 Form 10-K, No. 0-12202 ("Fiscal 1990 Trak 10- K").

         10.26 Assignment and Assumption agreement dated December 30, 1989 between Briggs Chaney Associates Limited Partnership and CM/CP Briggs Chaney Plaza Joint Venture, and lease agreement dated June 26, 1981, between Western Development Corporation and Trak Auto Corporation (641), herein incorporated by reference to Exhibit 10(xxxx) filed with Fiscal 1990 Trak 10-K.

         10.27 Trak Auto Amended Stock Option Plan, herein incorporated by reference to Exhibit 10(yyyy) filed with Fiscal 1990 Trak 10- K.

         10.28 Incentive stock agreement between Mr. Robert M. Haft and Crown Books Corporation and promissory note from Mr. Haft to Crown

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

                   incorporated by reference to Exhibit 10(jjjjj) Fiscal 1991 Trak 10-K.

         10.50 Lease agreement dated November 6, 1990 between Haft/Equities- Bladen Limited Partnership and Trak Corporation and Lease Termination Agreement dated November 6, 1990 between Haft/Equities-Bladen Limited Partnership and Trak Corporation re: Bladen Plaza (662), herein incorporated by reference to Exhibit 10(kkkkk) Fiscal 1991 Trak 10-K (incorporated by reference to Dart Fiscal Year 1991 10-K).

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

         10.54 Lease Agreement dated September 11, 1987 between Combined Properties Limited Partnership and Jumbo Food Stores Md., Inc., Amendment dated September 25, 1990 re: Maryland City Plaza (incorporated by reference to Dart Fiscal Year 1991 10- K).

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)


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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

         10.66 Amendment of lease dated December 1, 1992 between Haft/Equities-Bladen Limited Partnership and Super Trak Corporation re: Bladen Plaza (662), herein incorporated by reference to Exhibit 10(rrrrr) filed with Fiscal 1993 Trak 10- K.

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

         10.82 Agreement dated August 16, 1993 between Combined Properties Limited Partnership and Total Beverage Corp. and First Amendment of Lease dated February 24, 1994 re: Landmark
                   (203) (incorporated by reference to Dart Fiscal Year 1994 Form 10- K).

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)


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

         10.94 Employment Agreement between Dennis N. Weiss and Dart Group Corporation dated January 25, 1995, herein incorporated by reference to Exhibit 10.94 filed with Dart Group Corporation Fiscal year 1995 Form 10-K ("Fiscal 1995 Dart 10-K").

         10.95 Amendment to Consulting Agreement dated March 20, 1995 between RPF, Inc. and Dart Group Corporation, herein incorporated by reference to Exhibit 10.95 filed with Fiscal 1995 Dart 10-K.

         10.96 Form of Indemnification Agreement dated as of September 21, 1994 by and between Dart Group Corporation and each of Ronald S. Haft, Herbert H. Haft, Douglas M. Bregman, Bonita Wilson, H. Ridgely Bullock and Larry G. Schafran, herein incorporated by reference to Exhibit 10.95 filed with Fiscal 1995 Dart 10- K.

         10.97     Standstill Agreement executed on behalf of Dart and Ronald
                   S. Haft and ordered on September 14, 1994 by the Court in Ronald S. Haft v. Dart Group Corporation, Del Ch. 13736 (filed September 12, 1994) (incorporated by reference to
                   Exhibit 99(b) to the Current Report of Dart on Form 8-K of September 6, 1994 and filed on September 16, 1994).

         10.98 Settlement Agreement, dated as of October 6, 1995, by and between Dart Group Corporation and Ronald S. Haft (incorporated by reference to Exhibit 10.1 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

         10.99     Buy/Sell/Offering Agreement, dated as of October 6, 1995, by

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

                   and between Dart Group Corporation and Ronald S. Haft (incorporated by reference to Exhibit 10.2 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

         10.100 Amendment No. 1 to Employment Agreement, dated October 6, 1995, by and between Dart Group Corporation and Ronald S. Haft (incorporated by reference to Exhibit 10.3 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

         10.101    Promissory Note, dated October 6, 1995, executed by Ronald
                   S. Haft in favor of Dart Group Corporation in the principal amount of $37,740,162.00 (incorporated by reference to Exhibit 10.4 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

         10.102    Promissory Note, dated October 6, 1995, executed by Ronald
                   S. Haft in favor of Dart Group Corporation in the principal amount of $27,389,672.00 (incorporated by reference to Exhibit 10.5 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

         10.103    Promissory Note, dated October 6, 1995, executed by Ronald
                   S. Haft in favor of Dart Group Corporation in the principal amount of $11,621,276.00 (incorporated by reference to Exhibit 10.6 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

         10.104 Restricted Account Security Agreement, dated as of October 6, 1995, by and among Ronald S. Haft, Dart Group Corporation and Settlement Corp., as escrow agent (incorporated by reference to Exhibit 10.7 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

         10.105 Escrow Agreement [$11.6 Million], dated as of October 6, 1995, by and among Ronald S. Haft, Dart Group Corporation and Settlementcorp, as escrow agent (incorporated by reference to Exhibit 10.8 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

         10.106 Stock and Trust Certificate Pledge Agreement, dated as of October 6, 1995, made by Ronald S. Haft in favor of Larry
                   G. Schafran and Sidney B. Silverman, as collateral agents and bailees for Dart Group Corporation and Cabot-Morgan Real Estate Company (incorporated by reference to Exhibit 10.9 to

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

                   the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

         10.107 Pledge of Undisputed Partnership Interests, dated as of October 6, 1995, executed by Ronald S. Haft and certain of his affiliates in favor of Dart Group Corporation (incorporated by reference to Exhibit 10.10 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

         10.108 Pledge of Disputed Partnership Interests, dated as of October 6, 1995, executed by Ronald S. Haft and certain of his affiliates in favor of Dart Group Corporation (incorporated by reference to Exhibit 10.11 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

         10.109 Partnership Stock Pledge Agreement, dated as of October 6, 1995, in favor of Dart Group Corporation (incorporated by reference to Exhibit 10.12 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

         10.110 Mutual Release, dated as of October 6, 1995, by and between each of Dart Group Corporation, Crown Books Corporation, Trak Auto Corporation, Cabot-Morgan Real Estate Company, Dart/SFW Corporation, and each of Ronald S. Haft and Combined Properties, Inc. (incorporated by reference to
                   Exhibit 10.13 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

         10.111 Real Estate Master Agreement, dated as of October 6, 1995, by and among Ronald S. Haft, Dart Group Corporation and Cabot-Morgan Real Estate Company (incorporated by reference to Exhibit 10.14 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

         10.112 Escrow and Security Agreement, dated as of October 6, 1995, by and among Ronald S. Haft, certain of his affiliates, Dart Group Corporation, Cabot-Morgan Real Estate Company and Settlementcorp, as escrow agent (incorporated by reference to Exhibit 10.15 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

         10.113 Purchase Agreement [Pennsy Drive Warehouse], dated October 6, 1995, by and between Ronald S. Haft and Dart Group Corporation (incorporated by reference to Exhibit 10.16 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

         10.114 Purchase Agreement [Warehouse Partnership Interests], dated October 6, 1995, by and between Ronald S. Haft and Dart group Corporation (incorporated by reference to Exhibit
                   10.17 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

         10.115 Disputed Partnership Interest Purchase Agreement, dated October 6, 1995, by and between Ronald S. Haft and Dart group Corporation (incorporated by reference to Exhibit
                   10.18 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

         10.116 Termination of Employment Agreement, dated as of October 6, 1995, by and between Dart Group Corporation and Ronald S. Haft (incorporated by reference to Exhibit 10.19 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

         10.117 Subscription Agreement, dated as of October 6, 1995, by and between Dart Group Corporation and Ronald S. Haft (incorporated by reference to Exhibit 10.20 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995)

         10.118 Standstill Order entered on December 6, 1995 by the Delaware Chancery Court in Gloria G. Haft, et al. v. Larry G. Schafran, et al. (Del. Ch. Civ. A. No. 14620) and Herbert H. Haft v. Dart Group Corporation, et al. (Del. Ch. Civ. A. No. 14685) (incorporated by reference to Exhibit 99.1 to the Quarterly Report of Dart Group Corporation on Form 10-Q for the period ended October 28, 1995).


         11        Statement on Computation of Per Share Earnings.

         21        Subsidiaries of Dart.

         23        Consent of Independent Public Accountants.

         27        Financial Statement Schedules

Note: Dart Drug Corporation changed its name to Dart Group Corporation on July 3, 1984.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)


         (b)   Reports on Form 8-K

            During the fourth quarter of fiscal year end January 31, 1996, Dart filed two Current Reports on Form 8-K.

         1. Dart filed a Current Report on Form 8-K on November 1, 1995 reporting under Item 1 (Changes in Control of Registrant) and Item 5 (other Events) a lawsuit filed on October 17, 1995 against Dart and its directors by Gloria G. Haft, Robert M. Haft and Linda G. Haft.

         2. Dart filed a Current Report on Form 8-K on December 29, 1995 reporting under Item 1 (Changes in Control of Registrant) and Item 5 (Other Events) the appointment of Richard B. Stone as Voting Trustee.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DART GROUP CORPORATION

Date: April 30, 1996               By:  Herbert H. Haft
     ----------------------------       ---------------------------------
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

Date: April 30, 1996                    Herbert H. Haft
     ---------------------------        ---------------------------------
                                        Herbert H. Haft
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer

Date:
     --------------------------         ---------------------------------
                                        Ronald S. Haft
                                        Director

Date: April 30, 1996                    Bonita A. Wilson
     ---------------------------        ---------------------------------
                                        Bonita A. Wilson
                                        Director

Date: April 30, 1996                    Douglas M. Bregman
     ---------------------------        ---------------------------------
                                        Douglas M. Bregman
                                        Director

Date: April 30, 1996                    Larry G. Schafran
     ---------------------------        ---------------------------------
                                        Larry G. Schafran
                                        Director

Date: April 30, 1996                    Ronald T. Rice
     ---------------------------        ---------------------------------
                                        Ronald T. Rice
                                        Assistant Vice President and
                                        Controller

Date: April 30, 1996                    Kenneth M. Sobien
     ---------------------------        ----------------------------------
                                        Kenneth M. Sobien
                                        Assistant Treasurer

                    DART GROUP CORPORATION AND SUBSIDIARIES

Exhibit Number                     Exhibit Index
- --------------                     -------------
 11                     Statement on Computation of
                         Per Share Earnings.

 21                     Subsidiaries of Dart Group
                         Corporation.

 23                     Consent of Independent Public
                         Accountants.

 27                     Financial Data Schedules




                                     171