Form 10-Q
period 1996-04-30
DART GROUP CORP
filed 1996-06-14
CIK 26938

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED  April 30, 1996
                                                           --------------

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
      __________

Commission file number 0-1946
                       ------

                           DART GROUP CORPORATION
- -------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                Delaware                               53-0242973
- -------------------------------            ------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

                 3300 75th Avenue, Landover, Maryland,   20785
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

At June 13, 1996, the registrant had 1,746,908 shares outstanding of Class A Common Stock, $1.00 par value per share, and 327,270 shares outstanding of Class B Common Stock, $1.00 par value per share. The Class B Stock is the only voting stock and is not publicly traded.


                               Page 1 of 21 pages

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

       Certain consolidated financial statements included herein have been prepared by Dart Group Corporation ("Dart"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Dart believes that the disclosures are adequate to make the information presented not misleading.

       It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Dart's report on Form 10-K for the fiscal year ended January 31, 1996.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                                   Three Months Ended
                                                        April 30,
                                               --------------------------
                                                   1996          1995
                                               ------------   -----------
Sales                                          $156,528,000  $145,381,000
Real estate revenue                                   -         4,840,000
Other interest and other income                   1,408,000     2,609,000
                                               ------------  ------------
                                                157,936,000   152,830,000
                                               ------------  ------------

Expenses:
  Cost of sales, store occupancy and
    warehousing                                 121,806,000   112,895,000
  Selling and administrative                     34,206,000    32,455,000
  Depreciation and amortization                   3,431,000     3,991,000
  Interest                                        2,175,000     3,957,000
                                               ------------  ------------
                                                161,618,000   153,298,000
                                               ------------  ------------
Loss before income taxes, equity in
  affiliate and minority interests               (3,682,000)     (468,000)
Income taxes (benefit)                             (346,000)      448,000
                                               ------------  ------------
Loss before equity in affiliate and
  minority interests                             (3,336,000)     (916,000)
Equity in affiliate                               2,384,000     2,151,000
Minority interests in (income) loss of
  consolidated subsidiaries and
  partnerships                                      485,000      (322,000)
                                               ------------  ------------
Net income (loss)                              $   (467,000) $    913,000
                                               ============  ============

Net income (loss) per share                    $       (.36) $        .31
                                               ============  ============


Weighted average shares outstanding               2,208,000     1,889,000
                                               ============  ============

Dividends per share of Class A Common Stock    $       .033  $       .033
                                               ============  ============


The accompanying notes are an integral part of these statements.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                               (Unaudited)     (Audited)
                                                 April 30,    January 31,
                                                   1996          1996
                                               ------------  ------------
Current Assets:
  Cash                                         $ 18,085,000  $ 13,967,000
  Short-term instruments                         21,828,000    50,817,000
  Marketable debt securities                     33,421,000    22,544,000
  Accounts receivable                             9,626,000     8,965,000
  Merchandise inventories                       223,443,000   205,615,000
  Deferred income tax benefit                    13,958,000    13,915,000
  Other current assets                            6,785,000     2,199,000
                                               ------------  ------------
    Total Current Assets                        327,146,000   318,022,000
                                               ------------  ------------

Property and Equipment, at cost:
  Furniture, fixtures and equipment              94,559,000    91,311,000
  Buildings and leasehold improvements           29,256,000    28,105,000
  Land                                            1,034,000     1,034,000
  Property under capital leases                  24,472,000    24,472,000
                                               ------------  ------------
                                                149,321,000   144,922,000
Accumulated Depreciation and
  Amortization                                   71,745,000    68,559,000
                                               ------------  ------------
                                                 77,576,000    76,363,000
                                               ------------  ------------

Other Assets                                      3,132,000     3,145,000
                                               ------------  ------------
Note Receivable - Ronald S. Haft                 11,621,000    11,621,000
                                               ------------  ------------
Share of Equity in Shoppers Food
  Warehouse Corp.                                48,781,000    46,397,000
                                               ------------  ------------
Retained Interest in Cabot-Morgan Real
  Estate Joint Ventures                           2,000,000     2,000,000
                                               ------------  ------------
Excess of Purchase Price Over Net Assets
  Acquired net of accumulated
  amortization of $223,000                        1,687,000     1,735,000
                                               ------------  ------------
Deferred Income Tax Benefit                      12,437,000    11,282,000
                                               ------------  ------------
Total Assets                                   $484,380,000  $470,565,000
                                               ============  ============

The accompanying notes are an integral part of these balance sheets.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               (Unaudited)     (Audited)
                                                 April 30,    January 31,
                                                   1996          1996
                                               ------------  ------------
Current Liabilities:
  Current portion of mortgages payable         $  1,046,000  $  1,028,000
  Accounts payable, trade                        99,256,000    89,095,000
  Income taxes payable                            1,709,000       967,000
  Accrued salaries and employee benefits         19,933,000    18,456,000
  Accrued taxes other than income taxes          10,436,000     7,669,000
  Accrued judgement in favor of
    Robert M. Haft                               35,095,000    34,579,000
  Current portion of reserve for closed
    facilities and restructuring                  6,727,000     6,970,000
  Other accrued liabilities                      40,950,000    40,056,000
  Current portion of obligations under
    capital leases                                  101,000       101,000
                                               ------------  ------------
    Total Current Liabilities                   215,253,000   198,921,000
                                               ------------  ------------

Mortgages Payable                                   587,000       660,000
                                               ------------  ------------
Obligations Under Capital Leases                 30,232,000    30,165,000
                                               ------------  ------------
Reserve for Closed Facilities and
  Restructuring                                  35,573,000    36,816,000
                                               ------------  ------------

Minority Interests                               68,992,000    69,427,000
                                               ------------  ------------

Stockholders' Equity
  Class A common stock, non-voting,
    par value $1.00 per share; 3,000,000
    shares authorized; 1,949,248 and
    1,949,223 shares issued, respectively         1,949,000     1,949,000
  Class B common stock, voting par value
    $1.00 per share; 500,000 shares
    authorized and issued                           500,000       500,000
  Paid-in capital                                77,872,000    77,879,000
  Notes receivable - shareholder                (65,130,000)  (65,130,000)
  Unrealized (losses) gains on short-term
    investments                                     (55,000)      246,000
  Retained earnings                             120,644,000   121,169,000

                    DART GROUP CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

               LIABILITIES AND STOCKHOLDERS' EQUITY, (Continued)

                                               (Unaudited)     (Audited)
                                                 April 30,    January 31,
                                                   1996          1996
                                               ------------  ------------
  Treasury Stock, 202,340 shares of Class
    A common stock, at cost                      (1,749,000)   (1,749,000)
  Treasury Stock, 172,730 shares of Class
    B common stock, at cost                        (288,000)     (288,000)
                                               ------------  ------------
    Total Stockholders' Equity                  133,743,000   134,576,000
                                               ------------  ------------

Total Liabilities and Stockholders' Equity     $484,380,000  $470,565,000
                                               ============  ============




The accompanying notes are an integral part of these balance sheets.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                   Three Months Ended
                                                        April 30,
                                               --------------------------
                                                   1996          1995
                                               ------------  ------------
Cash Flows from Operating Activities:
  Net income (loss)                            $   (467,000) $    913,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                 3,431,000     3,991,000
    Provision for closed facilities and
      restructuring                                 483,000       450,000
    Equity in affiliate                          (2,384,000)   (2,151,000)
    Change in assets and liabilities:
      Accounts receivable                          (533,000)      220,000
      Merchandise inventories                   (17,828,000)   (4,948,000)
      Other current assets                       (4,586,000)      328,000
      Deferred income tax benefits               (1,226,000)    1,717,000
      Other assets                                   46,000       (21,000)
      Accounts payable, trade                    10,161,000    (1,647,000)
      Income taxes payable                          742,000    (4,822,000)
      Accrued salaries and
        employee benefits                         1,993,000    (1,202,000)
      Accrued taxes other than
        income taxes                              2,767,000      (761,000)
      Other accrued liabilities                   1,002,000    (4,088,000)
      Reserve for closed facilities              (1,893,000)   (2,112,000)
      Minority interest                            (442,000)      495,000
                                               ------------  ------------
        Net cash used for
          operating activities                 $ (8,734,000) $(13,638,000)
                                               ------------  ------------

Cash Flows from Securities and Capital
  Investment Activities:
  Capital expenditures                         $ (4,705,000) $ (4,541,000)
  Acquisition of Treasury Shares by
    subsidiary                                        -        (6,882,000)
  Purchase of United States Treasury
    Bills                                       (18,857,000)   (7,914,000)
  Maturities of United States Treasury
    Bills                                         7,579,000    22,810,000

                    DART GROUP CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

                                                   Three Months Ended
                                                        April 30,
                                               ---------------------------
                                                   1996           1995
                                               -------------  ------------
  Dispositions of marketable debt
    securities                                        -             50,000
  Maturities of marketable debt
    securities                                        -          2,200,000
                                               ------------   ------------
  Net cash provided by (used for) securities
    and capital investment activities          $(15,983,000)  $  5,723,000
                                               ------------   ------------

Cash Flows from Financing Activities:
  Cash dividends                               $    (58,000)  $    (49,000)
  Proceeds from stock options exercised               2,000          -
  Principal payments under mortgage
    obligations                                     (73,000)      (324,000)
  Principal payments under capital
    lease obligations                               (25,000)       (93,000)
                                               ------------   ------------
       Net cash used for financing
        activities                             $   (154,000)  $  ( 466,000)
                                               ------------   ------------


Net decrease in Cash and Equivalents           $(24,871,000)  $ (8,381,000)
Cash and Equivalents at Beginning of Year        64,784,000    102,374,000
                                               ------------   ------------
Cash and Equivalents at End of Period          $ 39,913,000   $ 93,993,000
                                               ============   ============


Supplemental Disclosures of Cash Flow Information:

Cash paid during the three months for:
  Interest                                     $  1,077,000   $  3,058,000
  Income taxes                                      260,000      3,625,000


Reconciliation of Cash and Cash Equivalents
  to Balance Sheet Captions:
    Cash                                       $ 18,085,000   $ 17,003,000
    Short-term investments                       21,828,000     76,990,000
                                               ------------   ------------
                                               $ 39,913,000   $ 93,993,000
                                               ============   ============


The accompanying notes are an integral part of these statements.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            April 30, 1996 AND 1995
                                  (Unaudited)


(1)  General:

    The accompanying consolidated financial statements reflect the accounts of Dart Group Corporation ("Dart") and its direct and indirect wholly-owned and majority-owned subsidiaries and majority-owned partnerships, including Trak Auto Corporation ("Trak Auto"), Crown Books Corporation ("Crown Books"), Total Beverage Corporation ("Total Beverage") and Cabot-Morgan Real Estate Company ("CMREC"). Dart's investment in Shoppers Food Warehouse Corp. ("Shoppers Food") is reflected in the financial statements using the equity method of accounting. The accounts of CMREC's real estate joint ventures were consolidated with Dart's financial statements through October 5, 1995, but not thereafter, as a result of a settlement of certain litigation between Dart and Ronald S. Haft (the "RSH Settlement"). Dart, Trak Auto, Crown Books, Total Beverage and CMREC and Dart's other direct and indirect wholly-owned and majority-owned subsidiaries and majority-owned partnerships are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The unaudited statements as of April 30, 1996 and 1995 reflect, in the opinion of management, all adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position as of April 30, 1996 and 1995 and the results of operations and cash flows for the periods indicated.

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

       The results of operations for the three months ended April 30, 1996 are not necessarily indicative of the results to be achieved for the full fiscal year.

(2)  Earnings Per Common Share and Common Share Equivalents:

    Earnings per share is based on the weighted average number of Dart's Class A and Class B common stock and common stock equivalents (certain stock options) outstanding during the period. In reporting earnings per share, Dart's interest in the earnings of its majority-owned subsidiaries is adjusted for the dilutive effect, if any, of these subsidiaries' outstanding

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            April 30, 1996 AND 1995
                                  (Unaudited)

stock options. The difference between primary earnings per share and fully diluted earnings per share is not significant for either period.

(3)  Short-term Instruments and Marketable Debt Securities:

    At April 30, 1996, the Company's short-term instruments included money market funds and United States Treasury Bills held by Crown Books and Trak Auto. Marketable debt securities included United States Treasury Notes, corporate notes, municipal securities, United States Agency Securities Acceptances and United States Treasury Bills held by Dart.

      Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At April 30, 1996, market value of short-term instruments and marketable debt securities was $55,000 less than cost (adjusted for income taxes). At April 30, 1996, the Company had no investments that qualified as trading or held to maturity.

     The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on the specific identification method.

       Included in short-term instruments and marketable debt securities were $32,587,000 and $46,091,000 held by majority-owned subsidiaries at April 30, 1996 and January 31, 1996, respectively.

(4)  Interim Inventory Estimates:

    Trak Auto inventories are priced at the lower of last-in, first-out ("LIFO") cost or market. At April 30, 1996 and January 31, 1996, Trak Auto inventories determined on a lower of first-in, first-out ("FIFO") cost or market basis would have been greater by $6,641,000 and $6,579,000, respectively. Crown Books' and Total Beverage's inventories are priced at the lower of FIFO cost or market.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            April 30, 1996 AND 1995
                                  (Unaudited)

    Trak Auto and Total Beverage take a physical count of their store and warehouse inventories semi-annually. Crown Books takes a physical count of its inventories annually. Complete physical inventories were not taken for the quarter ended April 30, 1996. The Company uses a gross profit method combined with available perpetual inventory information to determine Trak Auto's, Crown Books', and Total Beverage's inventories for quarters when complete physical counts are not taken.

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

   On February 27, 1996, the boards of directors of Dart and Trak Auto approved a resolution authorizing a credit facility. As of June 14, 1996, Dart and Trak Auto have not established the facility pending a reconsideration of its needs. If Dart and Trak Auto establish the credit facility as authorized on February 27, 1996, Dart would be able to borrow up to $15 million from Trak Auto on a short-term, secured basis. The credit facility would expire March 31, 1998. Trak Auto expects that it would fund any loans under the credit facility from cash on hand. Any advances under the credit facility would bear interest at an annual rate equal to the prime rate as set forth in the "Money Rates" column of The Wall Street Journal, as such rate may change from time to time, plus one percent. Any advances under the credit facility would be secured by a pledge of shares of Trak Auto owned by Dart.

       At April 30, 1996, there had been no borrowings under these existing or proposed credit agreements.

(6)  Minority Interests:

       The $68,992,000 of minority interests reflected in the Consolidated Balance Sheet as of April 30, 1996 represents the minority portion of Trak

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            April 30, 1996 AND 1995
                                  (Unaudited)

Auto and Crown Books equity owned by the public shareholders of Trak Auto and Crown Books. The minority interest reflected in the Consolidated Balance Sheet as of April 30, 1995, also included the portion of real estate joint ventures equity owned by Haft family partnerships (CMREC owned the majority interest in these partnerships). No such minority interest for CMREC are included as of January 31, 1996 or April 30, 1996. The accounts of CMREC's real estate joint ventures were consolidated with Dart's financial statements through October 5, 1995, but not thereafter, as a result of the RSH Settlement. Income attributed to the minority shareholders of Trak Auto was $386,000 and $370,000 for the
three months ended April 30, 1996 and 1995, respectively.   Loss attributed to
the minority shareholders of Crown Books was $871,000 and $187,000 for the three months ended April 30, 1996 and 1995, respectively. Income attributed to the minority ownership of the real estate partnerships was $139,000 for the three months ended April 30, 1995.

(7)    Sale of CMREC Joint Ventures:

       Subsequent to April 30, 1996, five properties owned by the CMREC real estate joint ventures were sold pursuant to the terms of the RSH Settlement. As a result of the sale and pursuant to the terms of the RSH Settlement, Dart received $2.0 million of the proceeds for its retained interest in the joint ventures and Ronald S. Haft repaid a $11.6 million note to Dart plus accrued interest. In addition, approximately $32.6 million of CMREC's share of the net proceeds from the sale of the properties are held in escrow and will be payable to Ronald S. Haft if certain transactions contemplated by the RSH Settlement are effected.

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

       The litigation involving the Haft family members could pose a threat to Dart's liquidity. See "Liquidity and Capital Resources" below.

       Dart has retained an investment banking firm to provide advice concerning issues of shareholder value. The investment banking firm has reviewed with members of Dart's Executive Committee potential types of transactions that might enhance value for Dart's stockholders. No final decision has been made whether or not Dart will engage in any such transactions, and there can be no assurance as to the timing or terms of such transactions, if they occur. Any such transaction may require further order of the Delaware Court of Chancery under a Standstill Order by the court and may be opposed by Herbert H. Haft or certain other parties to the litigation pending before the court.

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

       Trak Auto, Crown Books and Total Beverage intend to continue their practice of reviewing the profitability trends and prospects of existing stores. These companies may from time to time close, relocate or sell stores (or groups of stores) that are not satisfying certain performance objectives. Crown Books closed seven Classic Crown Books stores and one Super Crown Books store during the quarter ended April 30, 1996 and currently anticipates closing approximately 30 additional Classic Crown Books stores and one Super Crown Books store during the remainder of fiscal 1997.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations, (Continued)


Liquidity and Capital Resources

    Cash, including short-term instruments and U.S. government and other securities, is the Company's primary source of liquidity. Cash, including short-term instruments and U.S. government and other marketable debt securities decreased by $13,994,000 to $73,334,000 at April 30, 1996 from $87,328,000 at
January 31, 1996. This decrease was primarily due to payments for merchandise inventory and capital expenditures at Crown Books and Trak Auto.

    For the quarter ended April 30, 1996, the Company realized a pre-tax yield of approximately 5.3% on United States Treasury Bills and approximately 6.2% on the marketable debt securities.

    Operating activities used $8,734,000 of the Company's funds for the three months ended April 30, 1996 compared to $13,638,000 for the same period one year ago. The primary use of cash for the three months ended April 30, 1996 was for payments for merchandise inventory.

    Investing activities used $15,983,000 of the Company's funds for the three months ended April 30, 1996, compared to providing $5,723,000 to the Company for the same period last year. The primary use of funds was for Crown Books and Trak Auto capital expenditures and Dart's purchase of United States Treasury Bills.

    The Company used $154,000 and $466,000 for net financing activities for the three months ended April 30, 1996 and 1995, respectively. The primary use of funds during the three months ended April 30, 1996 was for payments under mortgage and capital lease obligations.

       In the past, Dart and each of its subsidiaries generally funded their respective requirements for working capital and capital expenditures with net cash generated from operations and existing cash resources. However, the Company's cash, including marketable debt securities, decreased by approximately $104.4 million and $14.0 million in fiscal 1996 and the first quarter of fiscal 1997, respectively.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations, (Continued)


       Subsequent to April 30, 1996, the five properties owned by the CMREC real estate joint ventures were sold pursuant to the terms of the RSH Settlement. Accordingly, Dart received $2.0 million for its remaining interest in the joint ventures and $11.6 million for repayment of Ronald S. Haft's loan from Dart. These funds and existing cash resources will be sufficient to fund Dart's fiscal 1997 working capital needs and any payment or settlement of a $32.0 million judgment (plus interest) entered against the Company in favor of Robert M. Haft (the "RMH Judgment"). See Part II Item 1 - Legal Proceedings.

       If Dart is required to pay its share of the RMH Judgment and does not obtain other sources of funds, then it may need additional cash in fiscal 1998 to fund its working capital needs, which primarily consist of funding any operating losses of Total Beverage, payroll and legal fees. While Dart has considered various potential transactions to generate additional funds, including the liquidation of its interest in Shoppers Food, Dart presently has no definitive financing plans and there can be no assurance that Dart will obtain sufficient working capital for fiscal 1998. Any financing transaction or other extraordinary transaction that would generate cash may require further order of the Delaware Court of Chancery under the Standstill Order and may be opposed by Herbert H. Haft or certain other parties to the litigation pending before the court.

       The primary capital requirements of Crown Books relate to new store openings, remodelings and investments in management information systems. Crown Books believes that the costs incurred in opening a new store generally approximate $1.1 million, including purchases of inventory and the costs of store fixtures and leasehold improvements. During fiscal 1997, Crown Books expects to open approximately 30 Super Crown Books stores and that capital expenditures would approximate $8.5 million. As of May 4, 1996, the Company had entered into lease agreements to open 15 new Super Crown Books stores and one lease amendment for additional space in an existing store. In fiscal 1997, Crown Books expects to make cash expenditures of approximately $4.0 million related to actual and planned store closings.

       Trak Auto funds its requirements for working capital and capital expenditures with net cash generated from operations and existing cash resources. Trak Auto's primary capital requirements relate to remodelings, new store openings (including purchases of inventory and the costs of store fixtures and leasehold improvements), and acquisitions. As of May 4, 1996, Trak Auto had entered into lease agreements to open 15 new stores and amendments to existing lease agreements to convert two Classic Trak stores into Super Trak or Super Trak Warehouse stores.

       Total Beverage is considering locations for new stores and, to the extent

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations, (Continued)

sufficient capital becomes available, may open one or more new stores in fiscal 1997.


Results of Operations

Trak Auto

       During the thirteen weeks ended May 4, 1996, Trak Auto opened two new Super Trak Warehouse stores and closed or converted two Super Trak stores and four classic Trak stores. At May 4, 1996, Trak Auto had 272 stores, including 111 Super Trak stores and 31 Super Trak Warehouse stores.

       Sales of $87,016,000 during the thirteen weeks ended May 4, 1996 increased by $7,405,000 or 9.3% over the thirteen weeks ended April 29, 1996. The increase was primarily due to the continuing conversion to larger and more successful Super Trak and Super Trak Warehouse stores. Comparable sales (stores open more than one year) increased 4.9% for the thirteen weeks ended May 4, 1996. Sales for comparable Super Trak Stores increased 5.4%, sales for comparable Super Trak Warehouse stores increased 16.5% and sales for comparable classic Trak stores increased 3.0%. Sales for Super Trak and Super Trak Warehouse stores represented 62.8% of total sales during the thirteen weeks ended May 4, 1996 compared to 52.8% for the thirteen weeks ended April 29, 1995.

       Interest and other income decreased by $45,000 when compared to the prior year, largely due to reduced interest income as a result of less funds available for short-term investment.

       Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 74.7% for the thirteen weeks ended May 4, 1996 compared to 74.3% for the same period in the prior year. The increase was primarily due to increased store occupancy costs and was partially offset by increased advertising credits.

       Selling and administrative expenses were 20.4% and 21.3% as a percentage of sales for the thirteen weeks ended May 4, 1996 and April 29, 1995, respectively. The decrease was due primarily to decreased insurance costs. Payroll costs as a percentage of sales remained unchanged.

       Depreciation and amortization expenses increased $553,000 for the thirteen weeks ended May 4, 1996 compared to the same period one year ago. The increase was due to an increase in store fixed assets resulting from the opening of Super Trak and Super Trak Warehouse stores.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations, (Continued)

       The effective income tax rate was 36.3% for the thirteen weeks ended May 4, 1996 compared to 36.9% for the thirteen weeks ended April 29, 1995. The decrease in the effective rate was primarily due to a reduction in state income taxes as a result of an increase in the apportionment of state taxable income to states with lower statutory rates.

Crown Books

    During the thirteen weeks ended May 4, 1996, Crown Books opened three Super Crown Books stores and closed seven classic Crown Books stores and one Super Crown Books store. At May 4, 1996, Crown Books had 167 stores, including 86 Super Crown Books stores.

    Sales of $62,492,000 for the thirteen weeks ended May 4, 1996 increased by $1,454,000 or 2.4% compared to the thirteen weeks ended April 29, 1995. Comparable sales (sales for stores open for thirteen months) increased 0.8% during the thirteen weeks. Sales for Super Crown Books stores represented 73.4% and 62.0% of total sales for the thirteen weeks ended May 4, 1996 and April 29, 1995, respectively. Super Crown Books stores sales of $45,884,000 increased 22.3% over the prior year and sales for all comparable Super Crown Books stores increased 1.5%. Comparable sales for the new superstore prototype increased 15%. Crown Books' superstores consist of the original superstores of 6,000 to 10,000 square feet and the new superstore prototype targeted to occupy 15,000 square feet.

    Interest and other income decreased by $349,000 during the thirteen weeks ended May 4, 1996 when compared to the same period one year ago. The decrease was primarily due to reduced interest income as a result of decreased funds available for short-term investment.

    Cost of sales, store occupancy and warehousing as a percentage of sales were 81.8% for the thirteen weeks ended May 4, 1996 compared to 81.9% for the same period one year ago. The decrease was primarily due to increased store margins and was partially offset by increased store occupancy costs.

    Selling and administrative expenses as a percentage of sales were 20.7% for the thirteen weeks ended May 4, 1996 compared to 17.7% for the same period one year ago. The increase was due primarily to increased payroll costs.

    Depreciation expense increased $11,000 for the thirteen weeks ended May 4, 1996 compared to the same period one year ago.

    Interest expense was $357,000 during the thirteen weeks ended May 4, 1996 primarily due to interest accrued for the Robert M. Haft judgment.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations, (Continued)

       Crown Books recorded a tax benefit of $1,017,000 for the thirteen weeks ended May 4, 1996.

Total Beverage

       During the three months ended April 30, 1996, Total Beverage closed one store due to disappointing sales volume.

       Total Beverage sales were $7,020,000 during the thirteen weeks ended May 4, 1996 compared to $4,732,000 for the thirteen weeks ended April 28, 1995. The increase was due to three stores open the entire thirteen weeks ended May 4, 1996 compared to two stores for the same period last year. Comparable store sales (stores open twelve months) decreased 3.8%.

       Cost of sales and store occupancy as a percentage of sales were 81.4% during the thirteen weeks ended May 4, 1996 compared to 79.8% for the same period one year ago. The increase was primarily due to increased store occupancy costs as a percentage of sales. Store margins remained unchanged compared to last year.

       Selling and administrative expenses as a percentage of sales were decreased to 25.6% during the thirteen weeks ended May 4, 1996 compared to 27.1% for the thirteen weeks ended April 28, 1995. The decrease is primarily due to increased sales. Actual selling and administrative expenses remained relatively unchanged from the prior year, except for consulting fees discussed below.

       Total Beverage recorded a net operating loss of $579,000 during the thirteen weeks ended May 4, 1996 compared to a net operating loss of $372,000 during the thirteen weeks ended April 28, 1995. The net operating loss for the thirteen weeks ended May 4, 1996 included $340,000 paid to outside consultants who have been retained to assist in the development and implementation of a strategic business plan.

Dart Group and Other Corporate

       Interest and other income decreased $801,000 during the quarter ended April 30, 1996 when compared to the same period in the prior year. The decrease was primarily due to reduced funds available for short-term investment as a result of funds disbursed pursuant to the RSH Settlement.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations, (Continued)

       Administrative expenses decreased $252,000 during the quarter ended April 30, 1996, primarily due to lower payroll costs. Dart's Chief Financial Officer, Robert A. Marmon, resigned effective February 29, 1996 and has not yet been replaced.

       Interest expense increased by $63,000 during the quarter ended April 30, 1996 when compared to the same period in the prior year. The increase was primarily due to interest accrued for the RMH Judgment.

       Trak Auto, Crown Books and Shoppers Food file separate income tax returns. CMREC and Total Beverage are included in Dart's income tax returns. Dart's current net operating loss was not tax benefitted as a result of the complete utilization of all available carrybacks.

       As a result of Dart's operating loss for the three months ended April 30, 1996, a net tax operating loss carryforward of $1,960,000 was created. Dart's cumulative total net tax operating loss carryforward is $46,435,000. All net operating loss carryforwards will expire by fiscal 2012. In addition, Dart has an Alternative Minimum Tax credit carryforward of approximately $1,010,000. Dart has a deferred tax valuation allowance of $30,574,000 as of April 30, 1996. Management will continue to evaluate the need for a valuation allowance on a periodic basis.

Effect of New Financial Accounting Standard

       The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for Long Lived Assets and Long-Lived Assets to be Disposed of. Adoption of the standard has not had a material impact on the Company's consolidated financial statements.

       The Company adopted SFAS No. 123, Accounting for Stock Based Compensation. The Company expects to disclose the fair value of options granted in a footnote to its annual consolidated statements.

                          PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

       Material legal proceedings pending against Dart of its subsidiaries are described in Dart's Annual Report on Form 10-K for the year ended January 31, 1996 (the "Annual Report") and, with respect to material developments in such earlier reported legal proceedings, see below.

Robert M. Haft Employment Litigation

       As reported in the Annual Report, in October 1995, Dart, Crown Books and Trak Auto filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit with respect to a final judgment that the U.S. District Court for the District of Delaware had entered in a lawsuit brought by Robert M. Haft for breach of employment contract. Among other things, the district court had awarded Robert M. Haft damages against Dart and Crown Books in the amount of $18,856,964 and $12,800,910, respectively.

       On May 30, 1996, the U.S. Court of Appeals for the Third Circuit affirmed the judgment of the district court.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               Exhibit
               Number         Document
               ------         --------

               27             Financial Data Schedule

         (b)   Reports on Form 8-K

               None

                                   Signatures


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DART GROUP CORPORATION




Date     June 14, 1996            By        Herbert H. Haft
      --------------------            ----------------------------
                                            HERBERT H. HAFT
                                         Chief Executive Officer



Date     June 14, 1996                       Ronald T. Rice
      --------------------            ----------------------------
                                             RONALD T. RICE
                                        Assistant Vice President
                                             and Controller



Dart     June 14, 1996                      Kenneth M. Sobien
     ---------------------            -----------------------------
                                            KENNETH M. SOBIEN
                                            Assistant Treasurer