Form 10-Q
period 1996-07-31
DART GROUP CORP
filed 1996-09-16
CIK 26938

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 1996
                                                        -------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO
                                                        ----------
    ------------

Commission file number 0-1946
                       ------

                           DART GROUP CORPORATION
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Delaware                                         53-0242973
- --------------------------------             -----------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                 3300 75th Avenue, Landover, Maryland,   20785
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

At September 13, 1996, the registrant had 1,758,381 shares outstanding of Class A Common Stock, $1.00 par value per share, and 327,270 shares outstanding of Class B Common Stock, $1.00 par value per share. The Class B Stock is the only voting stock and is not publicly traded.


                               Page 1 of 24 pages

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

    It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Dart's annual report on Form 10-K for the fiscal year ended January 31, 1996.

                    DART GROUP CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)
                                  (Unaudited)

                                      Three Months          Six Months
                                     Ended July 31         Ended July 31
                                   ------------------   ------------------
                                     1996      1995       1996      1995
                                   --------  --------   --------  --------
Sales                              $163,798  $156,777   $320,326  $302,158
Real estate revenue                    -        4,906       -        9,746
Other interest and other income       1,333     2,806      2,741     5,415
                                   --------  --------   --------  --------
                                    165,131   164,489    323,067   317,319
                                   --------  --------   --------  --------
Expenses:
  Cost of sales, store occupancy
    and warehousing                 128,805   122,926    250,611   235,821
  Selling and administrative         35,102    33,971     69,308    66,426
  Depreciation and amortization       3,499     4,062      6,930     8,053
  Interest                            2,161     4,069      4,336     8,026
  Closed store reversal                -       (3,108)      -       (3,108)
  Restructuring reversal               -         (566)      -         (566)
                                   --------  --------   --------  --------
                                    169,567   161,354    331,185   314,652
                                   --------  --------   --------  --------

Income (loss) before income
  taxes, equity in affiliate and
  minority interests                 (4,436)    3,135     (8,118)    2,667
Income taxes (benefit)                 (871)    1,802     (1,217)    2,250
                                   --------  --------   --------  --------
Income before equity in
  affiliate and minority
  interests                          (3,565)    1,333     (6,901)      417
Equity in affiliate                   2,740     1,454      5,124     3,605
Minority interests in (income)
  loss of consolidated
  subsidiaries and partnerships         527    (1,295)     1,012    (1,617)
                                   --------  --------   --------  --------

Net income (loss)                  $   (298) $  1,492   $   (765) $  2,405
                                   ========  ========   ========  ========

Earnings per common share and
  common share equivalents:
  Net income (loss)                $   (.30) $    .66   $   (.66) $    .97
                                   ========  ========   ========  ========

Weighted average common share and
  common share equivalents
  outstanding                         2,195     1,890      2,200     1,889
                                   ========  ========   ========  ========

Dividends per share of Class
  A Common Stock                   $   .033  $   .033   $   .066  $   .066
                                   ========  ========   ========  ========

        The accompanying notes are an integral part of these statements.

                    DART GROUP CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)



ASSETS                                             (Unaudited)
                                                     July 31,   January 31,
                                                       1996        1996
                                                   -----------  ----------
Current Assets:
  Cash                                             $    15,919  $   13,967
  Short-term instruments                                38,806      50,817
  Marketable debt securities                            31,189      22,544
  Accounts receivable                                   13,155       8,965
  Merchandise inventories                              218,667     205,615
  Income taxes refundable                                3,050        -
  Deferred income tax benefit                           13,942      13,915
  Other current assets                                   6,332       2,199
                                                    ----------  ----------
    Total Current Assets                               341,060     318,022
                                                    ----------  ----------

Property and Equipment, at cost:
  Furniture, fixtures and equipment                     97,907      91,311
  Buildings and leasehold improvements                  28,707      28,105
  Land                                                   1,034       1,034
  Property under capital leases                         24,472      24,472
                                                    ----------  ----------
                                                       152,120     144,922
Accumulated Depreciation and Amortization               74,863      68,559
                                                    ----------  ----------
                                                        77,257      76,363
                                                    ----------  ----------

Other Assets                                             3,095       3,145
                                                    ----------  ----------
Note Receivable - Ronald S. Haft                          -         11,621
                                                    ----------  ----------
Share of Equity in Shoppers Food
  Warehouse Corp.                                       51,521      46,397
                                                    ----------  ----------
Retained interest in Cabot-Morgan Real
  Estate Joint Venture                                    -          2,000
                                                    ----------  ----------
Excess of Purchase Price Over Net Assets
  Acquired net of accumulated
  amortization of $271,000                               1,639       1,735
                                                    ----------  ----------
Deferred Income Tax Benefit                             12,229      11,282
                                                    ----------  ----------
Total Assets                                        $  486,801  $  470,565
                                                    ==========  ==========


The accompanying notes are an integral part of these balance sheets.

                    DART GROUP CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)



LIABILITIES AND STOCKHOLDERS' EQUITY            (Unaudited)
                                                  July 31,     January 31,
                                                    1996          1996
                                                ------------  ------------
Current Liabilities:
  Current portion of mortgages payable          $      1,048  $      1,028
  Accounts payable, trade                            105,588        89,095
  Income taxes payable                                 3,318           967
  Accrued salaries and employee benefits              18,611        18,456
  Accrued taxes other than income taxes                8,647         7,669
  Accrued judgement in favor of
    Robert M. Haft                                    35,613        34,579
  Current portion of reserve for closed
    facilities and restructuring                       6,752         6,970
  Other accrued liabilities                           39,097        40,056
  Current portion of obligations under
    capital leases                                       101           101
                                                ------------  ------------
    Total Current Liabilities                        218,775       198,921
                                                ------------  ------------


Mortgages Payable                                        529           660
                                                ------------  ------------
Obligations Under Capital Leases                      30,370        30,165
                                                ------------  ------------
Reserve for Closed Facilities and
  Restructuring                                       34,232        36,816
                                                ------------  ------------


Minority Interests                                    68,583        69,427
                                                ------------  ------------

Stockholders' Equity
  Class A common stock, non-voting,
    par value $1.00 per share; 3,000,000
    shares authorized; 1,959,248 and
    1,949,223 shares issued, respectively              1,959         1,949
  Class B common stock, voting par value
    $1.00 per share; 500,000 shares
    authorized and issued                                500           500
  Paid-in capital                                     78,544        77,879
  Notes receivable-shareholder                       (65,130)      (65,130)
  Unrealized gains on short-term investments             188           246
  Retained earnings                                  120,288       121,169

                    DART GROUP CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)



LIABILITIES AND STOCKHOLDERS' EQUITY            (Unaudited)
(Continued)                                       July 31,     January 31,
                                                    1996          1996
                                                -----------   ------------
  Treasury Stock, 202,340 shares of Class
    A common stock, at cost                          (1,749)        (1,749)
  Treasury Stock, 172,730 shares of Class
    B common stock, at cost                            (288)          (288)
                                                -----------  -------------
    Total Stockholders' Equity                      134,312        134,576
                                                -----------  -------------

Total Liabilities and Stockholders' Equity      $   486,801  $     470,565
                                                ===========  =============




The accompanying notes are an integral part of these balance sheets.

                    DART GROUP CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (Unaudited)

                                                           Six Months
                                                          Ended July 31,
                                                      --------------------
                                                         1996       1995
                                                      ---------  ---------
Cash Flows from Operating Activities:
  Net income (loss)                                   $    (765) $   2,405
    Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                         6,930      8,053
    Equity in affiliate                                  (5,124)    (3,598)
    Provision (reversal) of closed stores and
      restructuring charges                                 966     (2,709)
  Change in assets and liabilities:
    Accounts receivable                                  (4,137)     3,239
    Merchandise inventories                             (13,052)    10,808
    Income tax refundable                                (3,050)      -
    Other current assets                                 (4,133)      (413)
    Deferred tax benefits                                (1,047)     2,310
    Other assets                                            116         61
    Accounts payable, trade                              16,493    (17,789)
    Income taxes payable                                  2,351     (2,909)
    Accrued salaries and employee benefits                1,189        965
    Accrued taxes other than income taxes                   978      3,421
    Other accrued liabilities                              (672)    (8,346)
    Reserve for closed facilities                        (3,565)    (4,432)
    Minority interests                                     (881)     2,200
                                                      ---------  ---------
    Net cash used in
      operating activities                            $  (7,403)  $ (6,734)
                                                      ---------   --------

Cash Flows from Securities and Capital
  Investment Activities:
  Capital expenditures                                $  (7,997)  $ (8,490)
  Proceeds from sale of Cabot-Morgan
    Real Estate joint ventures                            2,000       -
  Acquisition of treasury shares by subsidiary             -        (6,904)
  Purchases of United States Treasury Bills             (40,152)   (17,604)
  Sales of United States Treasury Bills                   1,989       -
  Maturities of United States Treasury Bills             23,169     22,810
  Sales of marketable debt securities                       417     20,120
  Maturities of marketable debt securities                5,894      4,450
                                                      ---------    -------
    Net cash provided by (used in)
      securities and capital
      investment activities                           $ (14,680)  $ 14,382
                                                      ---------   --------

                    DART GROUP CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (dollars in thousands)
                                  (Unaudited)

                                                           Six Months
                                                         Ended July 31,
                                                      --------------------
                                                         1996       1995
                                                      ---------   --------
Cash Flows from Financing Activities:
  Cash dividends                                      $    (116)  $    (97)
  Proceeds from Note Receivable - Ronald S. Haft         11,621       -
  Proceeds from stock options                               717       -
  Distributions paid to minority partner                   -        (2,988)
  Principal payments under mortgage
    obligations                                            (148)      (604)
  Principal payments under capital
    lease obligations                                       (50)      (184)
                                                       --------   --------
    Net cash provided by (used in)
      financing activities                             $ 12,024    $ (3,873)
                                                       --------    --------

Net Increase (Decrease) in Cash and Equivalents        $(10,059)   $  3,775
Cash and Equivalents at Beginning of Year                64,784     102,374
                                                       --------    --------
Cash and Equivalents at End of Period                  $ 54,725    $106,149
                                                       ========    ========

Supplemental Disclosures of Cash Flow on:
Cash paid during the period for:
  Interest                                             $  3,282    $  6,071
  Income taxes                                              673       2,916

Reconciliation of Cash and Equivalents
  to Balance Sheet Captions:
  Cash                                                 $ 15,919    $ 15,652
  Short-term investments                                 38,806      90,497
                                                       --------    --------
                                                       $ 54,725    $106,149
                                                       ========    ========

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 1996 AND 1995
                                  (Unaudited)


(1)      General:

         The accompanying consolidated financial statements reflect the accounts of Dart Group Corporation ("Dart") and its direct and indirect wholly-owned and majority-owned subsidiaries and majority-owned partnerships, including Trak Auto Corporation ("Trak Auto"), Crown Books Corporation ("Crown Books"), Total Beverage Corporation ("Total Beverage") and Cabot-Morgan Real Estate Company ("CMREC"). Dart's investment in Shoppers Food Warehouse Corp. ("Shoppers Food") is reflected in the financial statements using the equity method of accounting. The accounts of CMREC's real estate joint ventures were consolidated with Dart's financial statements through October 5, 1995, but not thereafter, as a result of a settlement of certain litigation between Dart and Ronald S. Haft (the "RSH Settlement"). Dart, Trak Auto, Crown Books, Total Beverage and CMREC and Dart's other direct and indirect wholly-owned and majority-owned subsidiaries and majority-owned partnerships are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The unaudited statements as of July 31, 1996 and 1995 reflect, in the opinion of management, all adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position as of July 31, 1996 and 1995 and the results of operations and cash flows for the periods indicated.

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

         The results of operations for the three months ended July 31, 1996 are not necessarily indicative of the results to be achieved for the full fiscal year.

         Certain reclassifications have been made to prior year income statements to conform to current presentations.

(2)      Earnings Per Common Share and Common Share Equivalents:

         Earnings per share is based on the weighted average number of Dart's Class A and Class B common stock and common stock equivalents (certain stock

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 1996 AND 1995
                                  (Unaudited)

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

(3)      Short-term Instruments and Marketable Debt Securities:

         At July 31, 1996, the Company's short-term instruments included money market funds and United States Treasury Bills held by Crown Books and Trak Auto. The Company considers short-term instruments, consisting of United States Treasury Bills, purchased with a maturity of less than one year to be cash equivalents. The Company's United States Treasury Bills primarily consist of instruments with a maturity of less than four months. Marketable debt securities included United States Treasury Notes, corporate notes, municipal securities, United States Agency Securities Acceptances and United States Treasury Bills held by Dart.

         Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At July 31, 1996, market value of short-term instruments and marketable debt securities was $188,000 greater than cost (adjusted for income taxes). At July 31, 1996, the Company had no investments that qualified as trading or held to maturity.

         The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on the specific identification method.

         Included in short-term instruments and marketable debt securities were $36,721,000 and $46,091,000 held by majority-owned subsidiaries at July 31, 1996 and January 31, 1996, respectively.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 1996 AND 1995
                                  (Unaudited)

(4)      Interim Inventory Estimates:

         Trak Auto inventories are priced at the lower of last-in, first-out ("LIFO") cost or market. At July 31, 1996 and January 31, 1996, Trak Auto inventories determined on a lower of first-in, first-out ("FIFO") cost or market basis would have been greater by $6,624,000 and $6,579,000, respectively. Crown Books' and Total Beverage's inventories are priced at the lower of FIFO cost or market.

         Trak Auto and Total Beverage take a physical count of their store inventories semi-annually. Crown Books takes a physical count of its inventories annually. Complete physical inventories were taken by Trak Auto and Total Beverage for the quarter ended July 31, 1996 and Crown Books took a physical count of approximately 20 stores. The Company uses a gross profit method combined with available perpetual inventory information to determine Trak Auto's, Crown Books', and Total Beverage's inventories for quarters when complete physical counts are not taken.

(5)      Credit Agreement:

         On February 27, 1996, the boards of directors of Dart and Trak Auto approved a resolution authorizing a credit facility. As of September 14, 1996, Dart and Trak Auto have not established the facility pending a reconsideration of its needs. If Dart and Trak Auto establish the credit facility as authorized on February 27, 1996, Dart would be able to borrow up to $15 million from Trak Auto on a short-term, secured basis. The credit facility would expire March 31, 1998. Trak Auto expects that it would fund any loans under the credit facility from cash on hand. Any advances under the credit facility would bear interest at an annual rate equal to the prime rate as set forth in the "Money Rates" column of The Wall Street Journal, as such rate may change from time to time, plus one percent. Any advances under the credit facility would be secured by a pledge of shares of Trak Auto owned by Dart.

         Trak Auto currently has a $750,000 commercial letter of credit facility with NationsBank for importing merchandise.

         At July 31, 1996, there had been no borrowings under these existing or proposed credit agreements.

         On September 12, 1996, Crown Books entered into a $50 million revolving

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 1996 AND 1995
                                  (Unaudited)

credit facility with a finance company and borrowed approximately $6.0 million
under the credit facility.    Crown Books intends to use proceeds from
draw-downs under the credit facility for working capital and other corporate purposes. Loans under the credit facility bear interest at a rate equal to the prime rate (as defined in the agreement) or, at the option of Crown Books, at LIBOR plus 2.25%. Borrowings under the credit facility are secured by the inventory, accounts receivable and proceeds from the sale of such assets of Crown Books. The credit facility contains certain restrictive covenants, including a limitation on incurrence of additional indebtedness. There are additional covenants related to tangible net worth if the Company's borrowing exceeds $25 million under the facility. In addition, loans under the credit facility are subject to limitations based upon inventory levels as defined in the agreement. Crown Books may terminate the credit facility upon 60-days prior written notice to the lender and the lender may terminate it as of September 12, 1999 or any time thereafter upon 60-days prior written notice to Crown Books.

(6)      Minority Interests:

         The $68,583,000 of minority interests reflected in the Consolidated Balance Sheet as of July 31, 1996 represents the minority portion of Trak Auto and Crown Books equity owned by the public shareholders of Trak Auto and Crown Books. The minority interest reflected in the Consolidated Balance Sheet as of July 31, 1995, also included the portion of real estate joint ventures equity owned by Haft family partnerships (CMREC owned the majority interest in these partnerships). No such minority interest for CMREC are included as of January 31, 1996 or July 31, 1996. The accounts of CMREC's real estate joint ventures were consolidated with Dart's financial statements through October 5, 1995, but not thereafter, as a result of the RSH Settlement. Income attributed to the minority shareholders of Trak Auto was $607,000 and $1,290,000 for the six months ended July 31, 1996 and 1995, respectively, and $221,000 and $920,000 for the three months ended July 31, 1996 and 1995, respectively. Income (loss) attributed to the minority shareholders of Crown Books was $(1,619,000) and $(65,000) for the six months ended July 31, 1996 and 1995, respectively and $(748,000) and $122,000 for the three months ended July 31, 1996 and 1995, respectively. Income attributed to the minority ownership of the real estate partnerships was $392,000 and $253,000 for the six months and three months ended July 31, 1995, respectively.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 1996 AND 1995
                                  (Unaudited)

(7)      Sale of CMREC Joint Ventures:

         During the three months ended July 31, 1996, five properties owned by the CMREC real estate joint ventures were sold pursuant to the terms of the RSH Settlement. As a result of the sale and pursuant to the terms of the RSH Settlement, Dart received $2.0 million of the proceeds for its retained interest in the joint ventures and Ronald S. Haft repaid a $11.6 million note to Dart plus accrued interest. In addition, approximately $32.6 million of CMREC's share of the net proceeds from the sale of the properties are held in escrow and will be payable to Ronald S. Haft if certain transactions contemplated by the RSH Settlement are effected.

(8)      Payment to Robert M. Haft:

         Subsequent to July 31, 1996, Dart and Crown Books paid approximately $20,977,000 and $16,895,000 (including interest), respectively, to Robert M. Haft for satisfaction of a judgment awarded to him in March 1995 (the "RMH Judgment"). The company accrued approximately $32,199,000 of the RMH Judgment in fiscal 1995 and accrued interest monthly at rates set forth in the RMH Judgment. Pursuant to the RMH Judgment, Crown Books paid $2,146,250 to Robert
M. Haft for 100,000 shares of Crown Books common stock. Crown Books will record these shares as treasury shares.

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

         Trak Auto, Crown Books and Total Beverage intend to continue their practice of reviewing the profitability trends and prospects of existing stores. These companies may from time to time close, relocate or sell stores (or groups of stores) that are not satisfying certain performance objectives. Crown Books closed 16 Classic Crown Books stores and one Super Crown Books store during the six months ended July 31, 1996 and currently anticipates closing approximately 19 additional Classic Crown Books stores and one Super Crown Books store during the remainder of fiscal 1997.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations, (Continued)


Liquidity and Capital Resources

         Cash, including short-term instruments and U.S. government and other securities, is the Company's primary source of liquidity. Cash, including short-term instruments and U.S. government and other marketable debt securities decreased by $1,414,000 to $85,914,000 at July 31, 1996 from $87,328,000 at
January 31, 1996. This decrease was primarily due to funding loss operations at Dart and Crown Books and to capital expenditures of Trak Auto and Crown Books and was partially offset by cash received from Ronald S. Haft as a result of the sale of the CMREC joint venture properties.

         For the quarter ended July 31, 1996, the Company realized a pre-tax yield of approximately 5.2% on United States Treasury Bills and approximately 6.3% on the marketable debt securities.

         Operating activities used $7,403,000 of the Company's funds for the six months ended July 31, 1996 compared to $6,734,000 for the same period one year ago. The primary use of cash for the three months ended July 31, 1996 was for funding loss operations at Dart and Crown Books and payments for lease obligations at closed Trak Auto and Crown Books stores.

         Investing activities used $14,680,000 of the Company's funds for the six months ended July 31, 1996, compared to providing $14,382,000 to the Company for the same period last year. The primary use of funds was for the net increase in United States Treasury Bills with the funds received from Ronald S. Haft.

         Financing activities provided $12,024,000 to the Company during the six months ended July 31, 1996 primarily as a result of the repayment of Ronald
S. Haft's note receivable.

         Historically, Dart and each of its subsidiaries generally funded their respective requirements for working capital and capital expenditures with net cash generated from operations and existing cash resources. However, the Company's cash, including marketable debt securities, decreased by approximately $1.4 million in the first half of fiscal 1997 and $104.4 million in fiscal 1996.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations, (Continued)


         In May 1996, the five properties owned by the CMREC real estate joint ventures were sold pursuant to the terms of the RSH Settlement. Accordingly, Dart received $2.0 million for its remaining interest in the joint ventures and $11.6 million for repayment of Ronald S. Haft's loan from Dart. These funds and existing cash resources will be sufficient to fund Dart's fiscal 1997 working capital needs, including its share of the payment of a $32.0 million judgment (plus interest) entered against the Company in favor of Robert M. Haft (the "RMH Judgment"). See Part II Item 1 - Legal Proceedings. Dart paid approximately $21.0 million in satisfaction of the RMH Judgment on August 21, 1996 which reduced the balance of Dart's cash, short-term instruments and marketable debt securities to approximately $13.0 million.

         If Dart does not obtain other sources of funds, then it may need additional cash in fiscal 1998 to fund its working capital needs, which primarily consist of funding any operating losses of Total Beverage, payroll and legal fees. While Dart has considered various potential transactions to generate additional funds, including the liquidation of its interest in Shoppers Food, Dart presently has no definitive financing plans and there can be no assurance that Dart will obtain sufficient working capital for fiscal 1998. Any financing transaction or other extraordinary transaction that would generate cash may require further order of the Delaware Court of Chancery under the Standstill Order and may be opposed by Herbert H. Haft or certain other parties to the litigation pending before the court.

         The primary capital requirements of Crown Books relate to new store openings, remodelings and investments in management information systems. Crown Books believes that the costs incurred in opening a new store generally approximate $1.1 million, including purchases of inventory and the costs of store fixtures and leasehold improvements. During fiscal 1997, Crown Books expects to open approximately 30 Super Crown Books stores and that capital expenditures would approximate $8.5 million. As of August 3, 1996, Crown Books had entered into lease agreements to open 17 new Super Crown Books stores and lease amendments for additional space in three existing stores. In fiscal 1997, Crown Books expects to make cash expenditures of approximately $4.0 million related to actual and planned store closings.

         Trak Auto funds its requirements for working capital and capital expenditures with net cash generated from operations and existing cash resources. Trak Auto's primary capital requirements relate to remodelings, new store openings (including purchases of inventory and the costs of store fixtures and leasehold improvements), and acquisitions. As of August 3, 1996, Trak Auto had entered into lease agreements to open 16 new stores and amendments to existing lease agreements to convert three stores into Super Trak or Super Trak Warehouse stores.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations, (Continued)


         Total Beverage is considering locations for new stores and, to the extent sufficient capital becomes available, may open one or more new stores in fiscal 1997.


Results of Operations

Trak Auto

         During the twenty-six weeks ended August 3, 1996, Trak Auto opened four new Super Trak or Super Trak Warehouse stores and closed or converted two Super Trak stores and five classic Trak stores. At August 3, 1996, Trak Auto had 273 stores, including 114 Super Trak stores and 31 Super Trak Warehouse stores.

         Sales of $177,444,000 during the twenty-six weeks ended August 3, 1996 increased by $11,426,000 or 6.9% over the twenty-six weeks ended July 29, 1995 while sales of $90,428,000 during the thirteen weeks ended August 3, 1996 increased $4,021,000 or 4.7% compared to the same period one year ago. The sales increases were primarily due to Trak Auto's continuing conversion to Super Trak and Super Trak Warehouse stores and to the acquisition of new stores in Pennsylvania in January 1996. Comparable sales (stores open more than one year) increased 2.9% and 1.0% for the twenty-six and thirteen weeks ended August 3, 1996. Sales for comparable Super Trak Stores increased 2.3% for the twenty-six weeks ended August 3, 1996 and remained unchanged during the thirteen weeks ended August 3, 1996. Sales for comparable Super Trak Warehouse stores increased 8.7% and 4.1% and sales for comparable classic Trak stores increased 2.6% and 2.3% for the twenty-six and thirteen weeks ended August 3, 1996, respectively. Sales for Super Trak and Super Trak Warehouse stores represented 63.7% and 64.5% of total sales during the twenty-six and thirteen weeks ended August 3, 1996 compared to 54.1% and 55.4% for the twenty-six and thirteen weeks ended July 29, 1995, respectively.

         Interest and other income decreased by $391,000 and $346,000 for the twenty-six and thirteen weeks ended August 3, 1996, respectively, when compared to the prior year, largely due to reduced interest income as a result of less funds available for short-term investments.

         Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 75.3% and 75.8% for the twenty-six and thirteen weeks ended August 3, 1996 compared to 74.0% and 73.7% for the same periods in the prior year. The increases were primarily due to increased store occupancy costs and to a decrease in store margins largely as a result of grand openings in the Pittsburgh market.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations, (Continued)

         Selling and administrative expenses were 20.4% as a percentage of sales for the twenty-six and thirteen weeks ended August 3, 1996 compared to 20.2% and 19.3% for the twenty-six and thirteen weeks ended July 29, 1995. The increases were due primarily to increased payroll costs.

         Depreciation and amortization expenses increased $1,120,000 and $567,000 for the twenty-six and thirteen weeks ended August 3, 1996, respectively, compared to the same periods one year ago. The increases were due to increases in store fixed assets resulting from the opening of Super Trak and Super Trak Warehouse stores.

         The effective income tax rate was 34.0% for the twenty-six weeks ended August 3, 1996 compared to 36.7% for the twenty-six weeks ended July 29, 1995. The decrease in the effective rate was primarily due to reduced taxable income as a result of certain permanent book/tax differences.

Crown Books

         During the twenty-six weeks ended August 3, 1996, Crown Books opened nine Super Crown Books stores and closed 16 classic Crown Books stores and one Super Crown Books store. At August 3, 1996, Crown Books had 164 stores, including 92 Super Crown Books stores.

         Sales of $129,025,000 for the twenty-six weeks ended August 3, 1996 increased by $4,114,000 or 3.3% compared to the twenty-six weeks ended July 29, 1995 while sales of $66,533,000 for the thirteen weeks ended August 3, 1996 increased by $2,660,000 or 4.2% compared to the thirteen weeks ended July 29, 1995. Comparable sales (sales for stores open for thirteen months) increased 0.7% and 0.5% during the twenty-six and thirteen weeks, respectively. Sales for Super Crown Books stores represented 74.7% and 75.9% of total sales for the twenty-six and thirteen weeks ended August 3, 1996, respectively, compared to 62.7% and 63.4% for the twenty-six and thirteen weeks ended July 29, 1995, respectively. Super Crown Books stores' sales of $96,373,000 and $50,489,000 for the twenty-six and thirteen weeks ended August 3, 1996 increased 24.1% and 25.8% over the prior year and sales for comparable Super Crown Books stores increased 1.2% and .9%. Comparable sales for the new superstore prototype increased 15.0% and 14.0% for the twenty-six and thirteen weeks ended August 3, 1996. Crown Books' superstores consist of the original superstores of 6,000 to 10,000 square feet and the new superstore prototype targeted to occupy 15,000 square feet.

         Interest and other income decreased by $582,000 and $233,000 during the twenty-six and thirteen weeks ended August 3, 1996 when compared to the same

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations, (Continued)

periods one year ago. The decreases were primarily due to reduced interest income as a result of decreased funds available for short-term investment.

         Cost of sales, store occupancy and warehousing as a percentage of sales were 82.0% and 82.1% for the twenty-six and thirteen weeks ended August 3, 1996 compared to 83.2% and 84.4% for the same periods one year ago. The decreases were due to increased store margins as a result of continuing improvements in shrink control and merchandising and was partially offset by increased store occupancy costs.

         Selling and administrative expenses as a percentage of sales were 20.2% and 19.8% for the twenty-six and thirteen weeks ended August 3, 1996 compared to 18.4% and 19.1% for the same periods one year ago. The increases were due primarily to increased store and administrative payroll costs and was partially offset by a decrease in advertising.

         Depreciation and amortization expense increased $76,000 for the twenty-six weeks ended August 3, 1996 compared to the same period one year ago primarily due to an increase in store fixed assets as a result of new Super Crown openings.

         Interest expense was $691,000 during the twenty-six weeks ended August 3, 1996 primarily due to interest accrued for the RMH Judgment.

         Crown Books has recorded a tax benefit on the net operating loss for the twenty-six weeks ended August 3, 1996 of $2,174,000.

Total Beverage

         During the six months ended July 31, 1996, Total Beverage closed one store due to disappointing sales volume. At August 3, 1996, Total Beverage had three stores.

         Total Beverage sales were $13,857,000 and $6,837,000 during the twenty-six and thirteen weeks ended August 3, 1996 compared to $11,229,000 and $6,496,000 for the twenty-six and thirteen weeks ended July 29, 1995. The increases were due to three stores open the entire period this year while the increase for the thirteen weeks was due to the better performance of a store in McLean, Virginia compared to the underperforming store closed earlier this year.

         Cost of sales and store occupancy as a percentage of sales were 81.7% and 82.0% during the twenty-six and thirteen weeks ended August 3, 1996 compared to 81.3% and 82.4% for the same periods one year ago.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations, (Continued)


         Selling and administrative expenses as a percentage of sales were 23.5% and 21.4% during the twenty-six and thirteen weeks ended August 3, 1996 compared to 23.6% and 21.1% for the twenty-six and thirteen weeks ended July 29, 1995. Selling and administrative expenses, as a percentage of sales, were less than the prior year, except for consulting fees discussed below.

         Total Beverage recorded net operating losses of $871,000 and $292,000 during the twenty-six and thirteen weeks ended August 3, 1996 compared to net operating losses of $682,000 and $310,000 during the twenty-six and thirteen weeks ended July 29, 1995. The net operating loss for the twenty-six weeks and thirteen weeks ended August 3, 1996 included approximately $610,000 and $270,000 paid to outside consultants who have been retained to assist in the development and implementation of a strategic business plan.


Dart Group and Other Corporate

         Interest and other income decreased $2,285,000 during the six months ended July 31, 1996 when compared to the same period in the prior year. The decrease was primarily due to reduced funds available for short-term investment as a result of funds disbursed pursuant to the RSH Settlement.

         Administrative expenses decreased $929,000 during the quarter ended July 31, 1996, primarily due to lower payroll costs. Dart's former Chief Financial Officer, Robert A. Marmon, resigned effective February 29, 1996 and was not replaced until September 1996.

         Interest expense increased by $52,000 during the quarter ended July 31, 1996 when compared to the same period in the prior year.

         Trak Auto, Crown Books and Shoppers Food file separate income tax returns. CMREC and Total Beverage are included in Dart's income tax returns. Dart's current net operating loss was not tax benefitted as a result of the complete utilization of all available carrybacks.

         As a result of Dart's operating loss for the six months ended July 31, 1996, a net tax operating loss carryforward of $23,787,000 was created. Dart's cumulative total net tax operating loss carryforward is $68,261,000. All net operating loss carryforwards will expire by fiscal 2012. In addition, Dart has an Alternative Minimum Tax credit carryforward of approximately $1,010,000. Dart has a deferred tax valuation allowance of $30,286,000 as of July 31, 1996. Management will continue to evaluate the need for a valuation allowance on a periodic basis.

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

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         Material legal proceedings pending against Dart or its subsidiaries are described in Dart's Annual Report on Form 10-K for the year ended January 31, 1996 (the "Annual Report") and, with respect to material developments in such earlier reported legal proceedings, see below.

Robert M. Haft Employment Litigation

         As reported in the Annual Report, in October 1995, Dart, Crown Books and Trak Auto filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit with respect to a judgment that the U.S. District Court for the District of Delaware had entered in a lawsuit brought by Robert M. Haft for breach of employment contract. Among other things, the district court had awarded Robert M. Haft damages against Dart and Crown Books in the amount of $18,856,964 (plus interest) and $14,947,160 (plus interest), respectively.

         On May 30, 1996, the U.S. Court of Appeals for the Third Circuit affirmed the judgment of the district court.

         On July 18, 1996, Robert M. Haft filed with the court a motion seeking an order against Dart and Crown Books that would award him attorneys' fees and expenses of $3,563,157.

         On August 21, 1996, Dart and Crown Books paid $20,976,945 and $16,895,295, respectively, to Robert M. Haft in satisfaction of the monetary damages component of the judgment.

Rollerson Litigation

         As reported in the Annual Report, Dart and Trak Auto had filed a motion for summary judgment in a case involving a former employee of Trak Auto who has alleged sexual harassment (Rollerson v. Dart Group Corporation, et al.). On June 25, 1996, the court denied the motion for summary judgment.

Item 6.  Exhibits and Reports on Form 8-K

         (a)        Exhibits
                    --------

                    Exhibit
                    Number        Document
                    ------        --------

                    10.1          Financing Agreement, dated as of September 12, 1996, between Crown Books Corporation and The CIT
                                  Group/Business Credit, Inc.  (incorporated by reference to Exhibit 10.1 to the Quarterly Report of
                                  Crown Books Corporation on Form 10-Q for the period ended August 3, 1996).

                    10.2          Employment Agreement, dated as of September 16, 1996, between Mark A. Flint and Dart Group
                                  Corporation.

                    27            Financial Data Schedule

         (b)        Reports on Form 8-K
                    -------------------

                    None

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 DART GROUP CORPORATION




Date     September 16, 1996                By         Herbert H. Haft
         --------------------                 ------------------------------
                                                      HERBERT H. HAFT
                                                  Chief Executive Officer



Date     September 16, 1996                          Ronald T. Rice
         --------------------                  -----------------------------
                                                     RONALD T. RICE
                                                 Assistant Vice President
                                                       and Controller



Date     September 16, 1996                          Kenneth M. Sobien
         ---------------------                 -----------------------------
                                                     KENNETH M. SOBIEN
                                                    Assistant Treasurer