Form 10-K/A
period 1996-01-31
DART GROUP CORP
filed 1996-09-27
CIK 26938

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                  FORM 10-K/A
                               (Amendment No. 1)
(Mark One)
(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (Fee Required) for the fiscal year ended   January 31, 1996
                                                         -------------------

( ) Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (No Fee Required) for the transition period from to
    ----------     ----------

Commission file number    0-1946
                       -----------

                              DART GROUP CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    53-0242973
- ------------------------------------          ------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                    Identification No.)

3300 75th Avenue, Landover, Maryland                     20785
- ------------------------------------          ------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code       (301) 731-1200
                                                     -----------------------

Securities registered pursuant to Section 12(b) of the Act:           NONE
                                                                    --------

Securities registered pursuant to Section 12(g) of the Act:


                   Common Stock, Par Value $1.00 Per Share
- --------------------------------------------------------------------------------
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                                ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

At April 30, 1996, the registrant had 1,746,908 shares of Class A Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the registrant was approximately $98,664,000. The Class B Common Stock, of which these are 327,270 shares outstanding, is the only voting stock and is not publicly traded.

All of the Registrant's voting stock, Class B Common Stock, is held by affiliates.

The exhibit index begins at page 18 of this Amendment No. 1.

This Amendment No. 1 amends the registrant's Annual Report on Form 10-K (the "Form 10-K") for the year ended January 31, 1996, which was filed on April 30, 1996. All capitalized terms not otherwise defined herein shall have the meaning assigned to such terms in the Form 10-K.

Item 14(a)(1) of the Form 10-K is hereby amended and supplemented by adding the audited financial statements of Shoppers Food Warehouse Corp. for its fiscal year ended June 29, 1996, as follows:

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Shoppers Food Warehouse Corp.:

We have audited the accompanying consolidated balance sheets of Shoppers Food Warehouse Corp. (a Delaware corporation) and subsidiaries as of June 29, 1996, and July 1, 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three fiscal years in the period ended June 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shoppers Food Warehouse Corp. and subsidiaries as of June 29, 1996, and July 1, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 29, 1996, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Valuation and Qualifying Accounts is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Washington, D.C.,
September 26, 1996
                                                     ARTHUR ANDERSEN LLP

                         SHOPPERS FOOD WAREHOUSE CORP.

                          CONSOLIDATED BALANCE SHEETS
                      AS OF JUNE 29, 1996 AND JULY 1, 1995

                                     ASSETS
                             (DOLLARS IN THOUSANDS)

                                            JUNE 29,    JULY 1,
                                              1996       1995
                                          -----------  ---------
CURRENT ASSETS:
  Cash and cash equivalents                  $  3,560   $ 38,650
  Short-term investments                      103,080     58,353
  Accounts receivable                           7,708      7,633
  Merchandise inventories                      28,342     27,253
  Prepaid expenses                              1,022        956
  Income tax receivable                           273          -
  Due from affiliate                              522        522
                                          -----------  ---------
         Total current assets                 144,507    133,367
                                          -----------  ---------

PROPERTY AND EQUIPMENT, at cost:
  Land and buildings                            9,120      9,120
  Store and warehouse equipment                75,827     71,195
  Office and automotive equipment               3,727      3,655
  Leasehold improvements                        2,655      2,477
                                          -----------  ---------
                                               91,329     86,447
  Accumulated depreciation
    and amortization                          (69,944)   (63,504)
                                          -----------  ---------
         Net property and equipment            21,385     22,943

DEFERRED INCOME TAXES                           4,289      4,577


OTHER ASSETS                                      841      1,116
                                          -----------  ---------

         Total assets                        $171,022   $162,003
                                          ===========  =========


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                         SHOPPERS FOOD WAREHOUSE CORP.


                          CONSOLIDATED BALANCE SHEETS
                      AS OF JUNE 29, 1996 AND JULY 1, 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         JUNE 29,    JULY 1,
                                                                           1996       1995
                                                                        ----------  ---------
CURRENT LIABILITIES:
  Accounts payable                                                        $ 39,865   $ 38,275
  Accrued expenses-
    Salaries and benefits                                                    5,220      4,931
    Taxes, other than income                                                 1,996      1,934
    Other                                                                    5,150      4,623
  Income taxes payable                                                           -      2,152
                                                                        ----------  ---------
         Total current liabilities                                          52,231     51,915

CAPITAL LEASE OBLIGATION                                                    10,069      9,950

DEFERRED INCOME                                                                412      1,218

DEFERRED RENT LIABILITY                                                      4,277      3,590
                                                                        ----------  ---------
         Total liabilities                                                  66,989     66,673
                                                                        ----------  ---------

COMMITMENTS AND CONTINGENCIES (Notes 2 and 6)

STOCKHOLDERS' EQUITY:
  Class A common stock, nonvoting, par value
    $5 per share, 25,000 shares authorized,
    23,333-1/3 shares issued and outstanding                                   117        117
  Class B common stock, voting, par value $5
    per share, 25,000 shares authorized, 10,000
    shares issued and outstanding                                               50         50
  Retained earnings                                                        103,866     95,163
                                                                        ----------  ---------
         Total stockholders' equity                                        104,033     95,330
                                                                        ----------  ---------
         Total liabilities and stockholders' equity                       $171,022   $162,003
                                                                        ==========  =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                         SHOPPERS FOOD WAREHOUSE CORP.

                       CONSOLIDATED STATEMENTS OF INCOME
    FOR THE FISCAL YEARS ENDED JUNE 29, 1996, JULY 1, 1995 AND JULY 2, 1994
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 JUNE 29,       JULY 1,        JULY 2,
                                                                                   1996           1995           1994
                                                                              ------------    -----------   ------------
                                                                                (52 weeks)     (52 weeks)     (52 weeks)

SALES                                                                             $835,971       $790,842       $750,340

COST OF SALES                                                                      651,986        616,521        593,063
                                                                              ------------    -----------   ------------
         Gross profit                                                              183,985        174,321        157,277

SELLING AND ADMINISTRATIVE EXPENSES                                                149,570        136,798        127,643

DEPRECIATION AND AMORTIZATION                                                        8,913          8,529         10,785
                                                                              ------------    -----------   ------------
         Operating income                                                           25,502         28,994         18,849

INTEREST INCOME                                                                      5,789          4,682          2,189

INTEREST EXPENSE                                                                     1,771          1,451          1,426
                                                                              ------------    -----------   ------------

         Income before income taxes and extraordinary item                          29,520         32,225         19,612

PROVISION FOR INCOME TAXES                                                          10,593         13,938          7,541
                                                                              ------------    -----------   ------------
         Income before extraordinary item                                           18,927         18,287         12,071

EXTRAORDINARY GAIN (LOSS)- Insurance proceeds from
  fire, net of income tax (benefit) provision of
  ($131), $826 and $502 in 1996, 1995 and 1994,
  respectively (see Note 6)                                                          (224)          1,239            858
                                                                              ------------    -----------   ------------
         Net income                                                               $ 18,703       $ 19,526       $ 12,929
                                                                              ============    ===========   ============

EARNINGS PER COMMON SHARE DATA:
  Earnings per share before extraordinary item                                    $ 567.81       $ 548.61       $ 362.13
  Extraordinary item, net of income tax benefit                                      (6.72)         37.17          25.74
                                                                              ------------    -----------   ------------
  Earnings per common share                                                       $ 561.09       $ 585.78       $ 387.87
                                                                              ============    ===========   ============

  Weighted average number of common shares outstanding                          33,333-1/3     33,333-1/3     33,333-1/3
                                                                              ============    ===========   ============

              The accompanying notes are an integral part of these
                            consolidated statements.

                         SHOPPERS FOOD WAREHOUSE CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
    FOR THE FISCAL YEARS ENDED JUNE 29, 1996, JULY 1, 1995 AND JULY 2, 1994
                             (DOLLARS IN THOUSANDS)

                                               COMMON STOCK
                                    ---------------------------------
                                       CLASS "A"         CLASS "B"       RETAINED
                                       NONVOTING          VOTING         EARNINGS       TOTAL
                                    --------------     --------------  ----------     --------

BALANCE, July 3, 1993                    $117               $50          $ 62,708     $ 62,875
  Net income                                -                 -            12,929       12,929
                                      -------           -------       -----------   ----------
BALANCE, July 2, 1994                     117                50            75,637       75,804
  Net income                                -                 -            19,526       19,526
                                      -------           -------       -----------   ----------
BALANCE, July 1, 1995                     117                50            95,163       95,330
  Net income                                -                 -            18,703       18,703
  Shareholder distribution                  -                 -           (10,000)     (10,000)
                                      -------           -------       -----------   ----------
BALANCE, June 29, 1996                   $117               $50          $103,866     $104,033
                                      =======           =======       ===========   ===========


              The accompanying notes are an integral part of these
                            consolidated statements.

                         SHOPPERS FOOD WAREHOUSE CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE FISCAL YEARS ENDED JUNE 29, 1996, JULY 1, 1995 AND JULY 2, 1994
                             (DOLLARS IN THOUSANDS)


                                                                                JUNE 29,       JULY 1,        JULY 2,
                                                                                  1996           1995           1994
                                                                              ------------  -------------   ------------
                                                                               (52 weeks)     (52 weeks)     (52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $18,703        $19,526        $12,929
  Adjustments to reconcile net income to net cash
    provided by operating activities-
      Depreciation and amortization                                                 8,913          8,529         10,785
      Increase in deferred income taxes                                               288         (1,058)          (594)
      Loss (gain) on disposition of assets                                              -             34            (15)
      Effect of insurance receivable on income                                          -              -           (104)
      Interest expense in excess of capital lease payments                            119            208            240
      Increase in deferred rent liability                                             687            553          1,082
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                                    (75)         1,028         (3,952)
        (Increase) decrease in merchandise inventories                             (1,089)         1,810         (2,455)
        Increase in prepaid expenses                                                  (66)           (63)           (53)
        Decrease in due from affiliate                                                  -            490              -
        Decrease (increase) in other assets                                           275           (252)          (354)
        Increase in accounts payable                                                1,590          2,009          1,544
        Increase (decrease) in accrued expenses                                       878         (1,023)           241
        (Decrease) increase in income taxes payable                                (2,425)         1,307            144
        Decrease in deferred income                                                  (806)        (1,191)        (1,177)
                                                                               ----------     ----------     ----------
              Net cash provided by operating activities                            26,992         31,907         18,261
                                                                               ----------     ----------     ----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures                                                             (7,355)        (4,693)        (5,112)
  Proceeds from sale of fixed assets                                                    -              -             15
  Increase in short-term investments                                              (44,727)       (55,781)        (1,962)
                                                                               ----------     ----------     ----------
              Net cash used in investing activities                               (52,082)       (60,474)        (7,059)
                                                                               ----------     ----------     ----------
CASH FLOWS USED IN FINANCING ACTIVITIES:
  Shareholder distribution                                                        (10,000)             -              -
                                                                               ----------     ----------     ----------
              Net cash used in financing activities                               (10,000)             -              -

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (35,090)       (28,567)        11,202

CASH AND CASH EQUIVALENTS, beginning of fiscal year                                38,650         67,217         56,015
                                                                               ----------     ----------     ----------
CASH AND CASH EQUIVALENTS, end of fiscal year                                     $ 3,560        $38,650        $67,217
                                                                               ==========     ==========     ==========
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the fiscal year for-
    Income taxes                                                                  $12,487        $12,091        $ 8,525
    Interest                                                                      $ 1,771        $ 1,451        $ 1,456
                                                                               ==========     ==========     ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:
  In fiscal year 1994, the Company recorded an
    insurance receivable and wrote-off certain assets
    with a net book value of $708,000 due to fire damage
    (See Note 6)



              The accompanying notes are an integral part of these
                            consolidated statements.

                         SHOPPERS FOOD WAREHOUSE CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF JUNE 29, 1996 AND JULY 1, 1995

1.   SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES:

The consolidated financial statements include Shoppers Food Warehouse Corp. (a Delaware corporation) and its subsidiaries, collectively the "Company." All significant intercompany accounts and transactions have been eliminated. As of June 29, 1996, and July 1, 1995, the Company operated 34 and 33 warehouse-style grocery stores, respectively, in Maryland and Virginia.

FISCAL YEAR

The Company's fiscal year ends on the Saturday closest to June 30, resulting in a 52- or 53-week year. The fiscal years ended June 29, 1996, July 1, 1995, and July 2, 1994, contained 52 weeks.

USE OF ESTIMATES IN FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid temporary cash investments with maturities of three months or less when purchased to be cash equivalents. The majority of these are invested in U.S. Treasury Notes.

SHORT-TERM INVESTMENTS

Effective July 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company carries debt securities at amortized cost as it has both the positive intent and ability to hold these investments to maturity. The effect of adopting SFAS No. 115 did not materially impact the Company's financial position or results of its operations. At June 29, 1996, and July 1, 1995, short-term investments consisted of U.S. Government Treasury Notes with original maturities of more than three months that were intended by management to be held to maturity. These investments mature at various dates from July 1996 to February 1997.

MERCHANDISE INVENTORIES

The Company's inventories are priced at the lower of cost or market. Cost is determined using the last-in, first-out method. If replacement cost (which approximates the first-in, first-out method) had been used, inventories would have been greater by approximately $3,845,000 and $2,940,000 as of June 29, 1996, and July 1, 1995, respectively. Net income would have been higher by approximately $905,000 in 1996, $877,000 in 1995, and $364,000 in 1994.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. The Company depreciates property and equipment using accelerated methods over the estimated useful lives of the asset, generally five to seven years.

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

INCOME TAXES

The Company provides a deferred tax expense or benefit equal to the change in the net deferred tax asset during the year in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes represent tax credit carryforwards and future net tax effects resulting from temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

STORE OPENING AND CLOSING COSTS

All costs of a noncapital nature incurred in opening a new store are charged to expense as incurred. The Company opened one new store during each of the fiscal years ended June 29, 1996, and July 2, 1994. No stores were opened during the year ended July 1, 1995.

The costs associated with store closings are charged to selling and administrative expense when management makes the decision to close a store. Such costs consist primarily of lease payments and other costs of holding the facility, net of estimated sublease income.

DEFERRED INCOME

During the fiscal year ended June 27, 1992, the Company entered into an agreement with Super Rite Foods, Inc. ("Super Rite") which, as modified, provided for the Company to acquire two Basics supermarkets in the greater Washington, D.C., metropolitan area. In connection with the purchase of the Basics supermarkets, the Company entered into a separate multiyear wholesale grocery supply agreement with Super Rite and received cash and other considerations valued at approximately $4,400,000. This amount was amortized over the 51-month term of the supply agreement. Deferred income also includes promotional amounts received from other vendors for future periods.

EARNINGS PER SHARE

Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective for fiscal years that begin after December 15, 1995. SFAS No. 121 will be implemented in fiscal year 1997. The Company does not expect the implementation of SFAS No. 121 to have a material effect on fiscal year 1997 earnings.

CONCENTRATION OF CREDIT RISK

The Company's assets that are exposed to credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. The Company maintains cash and cash equivalents with major banks in its marketplaces. The Company performs periodic evaluations of the relative credit standing of the financial institutions. The Company's short-term investments are invested in U.S. Government Treasury Notes. The Company's accounts receivable balance results primarily from amounts due from its vendors for various promotional programs. The Company periodically reviews its accounts receivable balance and allowances are made for uncollectable accounts.

CURRENT ASSETS AND CURRENT LIABILITIES

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires the disclosure of the fair value of a financial instrument for which it is practicable to estimate the value and the methods and significant assumptions used to estimate that value. At June 29, 1996, the carrying amount of current assets and current liabilities approximates fair value due to the short maturity of those instruments.

2.   DISPOSITION OF TOTAL BEVERAGE CORP.:

In October 1992, the Company opened Total Beverage Corp. ("Total Beverage"), a discount beverage retail store. On February 27, 1993, the Company entered into an Asset Purchase Agreement (the "Agreement") to sell Total Beverage to an entity (the "Buyer") owned by stockholders of the Company.

As proceeds from the sale, the Company received approximately $1,493,000 in a note receivable (the "Note"). Under the terms of the Agreement, the Company is required to reimburse the Buyer for 25 percent of future operating losses of Total Beverage, as defined in the Agreement, over a three-year period. To the extent of such losses, the Company will remit funds first by reducing amounts due under the Note and then by remitting payment to the Buyer. The Note and accrued interest was due in February 1995. Additionally, the Buyer claims it is due amounts for back rent and plans to offset the Note for amounts that it claims are due. The Company has reflected the Note, net of a $1,000,000 reserve, in the accompanying balance sheets as of June 29, 1996 and July 1, 1995, respectively. Management believes the reserve is adequate to provide for any reductions in the Note, including the Buyer's claim for additional rent. The Note has been turned over to the Company's legal counsel for collection.

3.   OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (in thousands):

                                                JUNE 29, 1996            JULY 1, 1995
                                             -------------------     -------------------
Accrued insurance                                    $2,719                  $2,262
Reserve for store closings and other                    853                     853
Gift certificates outstanding                           928                     815
Other                                                   650                     693
                                                   --------               ---------
          Total                                      $5,150                  $4,623
                                                   ========               =========

4.   ACCOUNTS RECEIVABLE:

Accounts receivable include amounts due from vendors for coupons remitted, cooperative advertising, and merchandise rebates. Approximately $675,000 is included in accounts receivable as of July 1, 1995, for insurance proceeds related to fire damage incurred at one of the Company's stores (see Note 6).

5.   INCOME TAXES:

The Company files consolidated Federal income tax returns. The provision for income taxes is comprised of the following (in thousands).

                                                               FISCAL YEAR ENDED
                                               ---------------------------------------------------
                                                JUNE 29, 1996      JULY 1, 1995      JULY 2, 1994
                                               ---------------   ---------------   ---------------
Current income tax provision:
  Federal                                            $ 9,624           $13,422            $7,582
  State                                                  681             1,574             1,088
Deferred income tax provision (benefit)
                                                         288            (1,058)           (1,129)
                                                  ----------        ----------        ----------
                                                     $10,593           $13,938            $7,541
                                                  ==========        ==========        ==========

The components of the deferred income tax provision are as follows (in thousands).

                                                          FISCAL YEAR ENDED
                                       -------------------------------------------------------
                                          JUNE 29, 1996      JULY 1, 1995      JULY 2, 1994
                                       -----------------   ---------------   -----------------
Difference between income
tax and financial
reporting of:
  Depreciation                                 $ (81)           $  (43)           $  691
  Loss on disposition of
    Total Beverage                                (7)              145               (24)
  Reserve for store closings
    and remodeling                                (6)             (291)                -
  Deferred rent                                  167               306               409
  Capital lease                                 (429)               74                91
  Employee benefits and other                    471             1,149               184
  Deferred income                               (403)             (282)             (222)
                                              ------           -------           -------
              Deferred income tax
                provision (benefit)            $(288)           $1,058            $1,129
                                              ======           =======           =======

The effective income tax rate is reconciled to the Federal statutory rate as follows.

                                                 JUNE 29, 1996        JULY 1, 1995           JULY 2, 1994
                                              -----------------    ------------------     -----------------
Federal statutory rate                                35.0%               35.0%                  35.0%
Increase in taxes resulting from:
  State income taxes, net of
    Federal income tax benefit                         2.0                 3.1                    3.0
  Revision of estimate for tax
    accruals                                             -                 3.7                      -
  Other                                               (1.1)                1.5                    0.4
                                                    -------             -------               --------
Effective tax rate                                    35.9%               43.3%                  38.4%
                                                    =======             =======               ========

Temporary differences which give rise to the deferred tax assets and liabilities on a consolidated basis are as follows (in thousands).

                                                   JUNE 29, 1996      JULY 1, 1995
                                                 ----------------   ----------------
Deferred tax assets:
  Loss on disposition of Total Beverage                  $  374            $  381
  Reserves for store closings and other                     319               325
  Deferred rent                                           1,600             1,433
  Capital lease                                             517               946
  Employee benefits                                       1,843             1,472
  Deferred income                                           154               557
  Other                                                      89                 -
                                                      ---------         ---------
                                                          4,896             5,114
Deferred tax liabilities:
  Depreciation                                             (607)             (526)
  Other                                                       -               (11)
                                                      ---------         ---------
                                                           (607)             (537)
                                                      ---------         ---------
               Net deferred tax asset                    $4,289            $4,577
                                                      =========         =========

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company believes that no valuation allowance is necessary as of June 29, 1996, and July 1, 1995 due to its history of profitable operations.

6.   COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' AGREEMENT

The Company's stockholders are party to a stockholders' agreement dated June 28, 1988, that specifies how a stockholder can transfer ownership of their interest in the Company's stock.

PROFIT SHARING PLAN

The Company maintains a noncontributory profit sharing plan (the "Plan") for all employees with one year of full-time continuous service. Discretionary contributions are made by the Company in trust for the exclusive benefit of employees who qualify under the Plan. The Board of Directors authorized contributions of $300,000 to the Plan for the fiscal year ended July 2, 1994.

During fiscal 1995, the Company replaced the Plan with a defined contribution 401(k) plan (the "New Plan"). The New Plan is available to substantially all employees over the age of 21 who have completed one year of continuous service. Discretionary contributions are made by the Company in trust for the exclusive benefit of employees who participate in the New Plan. The Board of Directors authorized a contribution of $400,000 to the New Plan for the fiscal year ended July 1, 1995. The Company estimates its contribution for the fiscal year ended June 29, 1996, will be approximately $400,000. This contribution has not been made as of June 29, 1996. All amounts contributed to the Plan and the New Plan are included in accrued salaries and benefits on the accompanying financial statements.

MULTIEMPLOYER PLANS

The Company makes contributions to multiemployer plans for its union employees. Such contributions totaled approximately $838,000, $10,373,000 and $466,000 for the pension, health and welfare and legal benefit plans, respectively, for the year ended June 29, 1996. Contributions to the pension, health and welfare and legal benefit plans totaled approximately $787,000, $8,701,000 and $408,000, respectively, for the year ended July 1, 1995 and $745,000, $7,437,000, and $382,000, respectively, for the year ended July 2, 1994.

LEASE COMMITMENTS

The Company leases warehouse and retail store facilities under noncancelable lease agreements ranging from 1 to 20 years. Renewal options are available on the majority of the leases for one or more periods of five years each. Most leases require the payment of taxes and maintenance costs, and some leases provide for additional rentals based on sales in excess of specified minimums. Several store leases have stated annual rental increases. These increases are amortized over the lives of the leases. Rent expense includes approximately $687,000, $802,000 and $832,000 of amortized rental increases for the fiscal years ended June 29, 1996, July 1, 1995, and July 2, 1994, respectively.

Following is a schedule of annual future minimum payments under the capital lease for office space, assuming future annual increases of 6 percent, and noncancelable operating leases, which have initial or remaining terms in excess of one year at June 29, 1996 (in thousands).

                                                         CAPITAL
                FISCAL YEAR                               LEASE           OPERATING LEASES
- --------------------------------------               --------------    -----------------------
1997                                                      $ 1,303                 $ 12,446
1998                                                        1,380                   12,315
1999                                                        1,464                   12,258
2000                                                        1,552                   11,816
2001                                                        1,644                   11,561
Thereafter                                                 21,463                  104,907
                                                       ----------              -----------
          Total                                            28,806                 $165,303
                                                                               ===========
Less- Imputed interest                                     18,737
                                                       ----------
Present value of net minimum lease payments                10,069
Less- Current maturities                                        -
                                                       ----------
Long-term capital lease obligations                       $10,069
                                                       ==========

Rent expense for operating leases charged to operations is as follows (in thousands).

                                                                 FISCAL YEAR ENDED
                                               ----------------------------------------------------
                                                 JUNE 29, 1996      JULY 1, 1995      JULY 2, 1994
                                               ----------------   ---------------   ---------------
Minimum rentals                                     $12,021           $10,925           $11,034
Contingent rentals                                    3,748             4,524             4,052
                                                  ---------         ----------       ----------
          Total                                     $15,769           $15,449           $15,086
                                                  =========         =========        ==========

RELATED-PARTY LEASES

In July 1990, the Company entered into an agreement to lease an 86,000 square foot office building in Lanham, Maryland, from a private partnership (the "Partnership") which is owned by stockholders of the Company. The lease is for 20 years and commenced December 10, 1990. The lease provides for yearly increasing rental payments, based upon the Consumer Price Index for the Washington, D.C., metropolitan statistical area; however, the annual increases will not be more than 6 percent or less than 3 percent. Rental payments for the fiscal years ended June 29, 1996, July 1, 1995, and July 2, 1994, were approximately $1,246,000, $1,210,000, and $1,175,000, respectively, and total payments over the life of the lease total approximately $35,000,000. The Company is accounting for the lease as a capital lease. Due to fixed rental increases during the term of the lease, interest expense exceeded lease payments by approximately $254,000, $292,000, and $321,000 for the fiscal years ended June 29, 1996, July 1, 1995, and July 2, 1994, respectively. Assuming future annual rental increases of 6 percent, the capital lease obligation will continue to increase through December 2001, at which time accumulated interest expense recognized for financial reporting purposes will exceed lease payments by approximately $2,015,000. The lease requires the Company to pay for maintenance, utilities, insurance, and taxes. The Partnership purchased the office building for approximately $8,663,000 in July 1990.

During the fiscal years ended June 29, 1996, July 1, 1995, and July 2, 1994, the Company made rental payments of approximately $5,384,000, $5,985,000, and $5,327,000, respectively on leases to partnerships related to stockholders of the Company. As of June 29, 1996, and July 1, 1995, the Company had ten operating leases to partnerships related to stockholders of the Company. The remaining future minimum payments under these leases exclusive of option periods are approximately $73,835,000 and expire through 2014.

The Company made payments of approximately $278,000, $246,000, and $246,000 during each of the fiscal years ended June 29, 1996, July 1, 1995, and July 2, 1994, for warehouse operating leases to a partnership owned by stockholders of the Company and to a corporation related to stockholders of the Company. As of June 29, 1996, the remaining future minimum annual payments under these leases are approximately $1,232,000 and expire in 2002.

SUBLEASING ARRANGEMENTS

The Company subleases space within one store for the sale of beer and wine to an entity affiliated with its officers. The Company received rental income of approximately $155,000, $155,000 and $123,000 in the fiscal year ended June 29, 1996, July 1, 1995, and July 2, 1994, respectively, from this entity, which is included in selling and administrative expenses.

As of June 29, 1996, there are currently two unaffiliated subtenants in the office building. The subtenants are leasing approximately 30,000 square feet at a current minimum annual rent of approximately $533,000. The subleases expire between January and December 1998. The Company received rental income of approximately $551,000 and $530,000 in the fiscal years ended June 29, 1996 and July 1, 1995, respectively, from its subtenants.

During the fiscal year ended June 29, 1996, the Company began leasing space to a corporation related to stockholders of the Company. The Company received rental income of approximately $140,000 during fiscal year ended June 29, 1996.

LINE-OF-CREDIT AGREEMENT/LETTERS OF CREDIT

The Company has a $35,000,000 line-of-credit agreement with a local bank, with interest payable at the prime rate. The Company has authorized a local bank to issue letters of credit in connection with the Company's workers' compensation insurance. As of June 29, 1996, and July 1, 1995, the Company's line of credit was reduced by outstanding letters of credits of approximately $6,424,000 and $6,135,000, respectively. These letters of credit will remain outstanding for as long as the Company has outstanding workers' compensation claims. The line of credit expires December 31, 1996.

LEGAL PROCEEDINGS

The Company is involved in routine litigation incidental to operations. In the opinion of management, it is unlikely that any exposure from these actions will have a material impact on the Company's financial position.

OTHER

In June 1994, the Company had one store which incurred significant fire damage. The Company recorded the insurance settlement on the store's inventory, fixed assets, reimbursable payroll costs and other business interruption costs. This resulted in the recognition of an extraordinary gain, net of taxes, in the accompanying financial statements of $1,239,000 and $858,000, during the fiscal years ended July 1, 1995 and July 2, 1994, respectively. The extraordinary gain recorded in fiscal year 1994 was net of associated costs to write-off assets with a net book value of $708,000. During fiscal year ended June 29, 1996, the insurance claim was settled in full and the Company recorded an extraordinary loss, net of taxes, of $224,000 to reflect the remaining amount received for insurance proceeds, net of associated costs.

7.   SUBSEQUENT EVENT:

Effective September 15, 1996, the Company declared a $10,000,000 cash dividend payable to its shareholders.

                         SHOPPERS FOOD WAREHOUSE CORP.

                 SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                               ADDITIONS
                                                BALANCE AT     CHARGED TO              BALANCE AT
                                               BEGINNING OF    COSTS AND                 END OF
                                                  PERIOD        EXPENSES   DEDUCTIONS    PERIOD
                                               ------------   -----------  ----------  ----------
FOR THE YEAR ENDED JULY 2, 1994:
  Deducted from asset accounts-
    Reserve for store closings and other
                                                   $1,610          $  -        $  -      $1,610
    Reserve for note receivable                       500                         -         500

FOR THE YEAR ENDED JULY 1, 1995:
  Deducted from asset accounts-
    Reserve for store closings and other
                                                    1,610             -         757(a)      853
    Reserve for note receivable                       500           500           -       1,000

FOR THE YEAR ENDED JUNE 29, 1996:
  Deducted from asset accounts-
    Reserve for store closings and other
                                                      853             -           -         853
    Reserve for note receivable                     1,000             -           -       1,000

(a) Includes $257 in costs incurred on closed stores and $500 in change in estimate.

                                 EXHIBIT INDEX




Exhibit
Number                            Description
- -------                           -----------
  23                              Consent of Independent Public Accountants.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DART GROUP CORPORATION

Date: September 27, 1996           By:  Herbert H. Haft
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

Date: September 27, 1996                 Herbert H. Haft
     ----------------------------        ---------------------------------
                                         Herbert H. Haft
                                         Chairman of the Board of Directors
                                         and Chief Executive Officer

Date: September 27, 1996                 Ronald S. Haft
     ----------------------------        ----------------------------------
                                         Ronald S. Haft
                                         Director

Date: September 27, 1996                 Bonita A. Wilson
     ----------------------------        ---------------------------------
                                         Bonita A. Wilson
                                         Director

Date: September 27, 1996                 Douglas M. Bregman
     ----------------------------        ---------------------------------
                                         Douglas M. Bregman
                                         Director

Date: September 27, 1996                 Larry G. Schafran
     ----------------------------        ---------------------------------
                                         Larry G. Schafran
                                         Director

Date: September 27, 1996                 Ronald T. Rice
     ----------------------------        ---------------------------------
                                         Ronald T. Rice
                                         Assistant Vice President and
                                         Controller

Date: September 27, 1996                 Kenneth M. Sobien
     ----------------------------        ---------------------------------
                                         Kenneth M. Sobien
                                         Assistant Treasurer