Form 10-Q
period 1996-10-31
DART GROUP CORP
filed 1996-12-16
CIK 26938

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 31, 1996
                                                        ----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO

    ___________

Commission file number 0-1946
                       ------

                         DART GROUP CORPORATION
         --------------------------------------------------------
          (Exact name of registrant as specified in its charter)

           Delaware                                 53-0242973
------------------------------------         ----------------------
 (State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)

               3300 75th Avenue, Landover, Maryland,  20785
             ------------------------------------------------
                 (Address of principal executive offices)
                                (Zip Code)

                            (301) 731-1200
          ------------------------------------------------------
           (Registrant's telephone number, including area code)

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

At December 13, 1996, the registrant had 1,760,063 shares outstanding of Class A Common Stock, $1.00 par value per share, and 327,270 shares outstanding of Class B Common Stock, $1.00 par value per share. The Class B Stock is the only voting stock and is not publicly traded.


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

                    DART GROUP CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)
                                  (Unaudited)

                                      Three Months         Nine Months
                                    Ended October 31,    Ended October 31,
                                   ------------------   ------------------
                                     1996      1995       1996      1995
                                   --------  --------   --------  --------
Sales                              $157,945  $155,662   $478,271  $457,820
Real estate revenue                    -        3,409       -       13,155
Other interest and other income         918     2,413      3,659     7,828
                                   --------  --------   --------  --------
                                    158,863   161,484    481,930   478,803
                                   --------  --------   --------  --------
Expenses:
  Cost of sales, store occupancy
    and warehousing                 125,345   121,726    375,956   357,546
  Selling and administrative         36,494    37,302    105,802   103,729
  Depreciation and amortization       3,386     3,873     10,316    11,926
  Interest                            1,257     3,115      5,593    11,141
  Write-down value of Cabot Morgan
    real estate                        -       14,562       -       14,562
  Closed store reversal              (1,052)   (3,326)    (1,052)   (6,435)
  Restructuring reversal             (3,865)   (1,231)    (3,865)   (1,797)
                                   --------  --------   --------  --------
                                    161,565   176,021    492,750   490,672
                                   --------  --------   --------  --------
Loss before income taxes, equity
  in affiliate and minority
  interests                          (2,702)  (14,537)   (10,820)  (11,869)
Income taxes (benefit)                  252     1,028       (965)    3,278
                                   --------  --------   --------  --------
Loss before equity in
  affiliate and minority
  interests                          (2,954)  (15,565)    (9,855)  (15,147)
Equity in affiliate                   1,894       709      7,018     4,314
Minority interests in (income)
  loss of consolidated
  subsidiaries and partnerships        (104)     (472)       908    (2,089)
                                   --------  --------   --------  --------

Net loss                           $ (1,164) $(15,328)  $ (1,929) $(12,922)
                                   ========  ========   ========  ========

Loss per common share and
  common share equivalents:
  Net loss                         $   (.66) $  (8.16)  $  (1.33) $  (7.11)
                                   ========  ========   ========  ========

Weighted average common share and
  common share equivalents
  outstanding                         2,086     1,889      2,075     1,889
                                   ========  ========   ========  ========

Dividends per share of Class
  A Common Stock                   $   .033  $   .033   $   .099  $   .099
                                   ========  ========   ========  ========

  The accompanying notes are an integral part of these statements.

                    DART GROUP CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)



ASSETS                                             (Unaudited)
                                                   October 31,  January 31,
                                                       1996        1996
                                                   -----------  ----------
Current Assets:
  Cash                                             $    12,796  $   13,967
  Short-term instruments                                19,219      50,817
  Marketable debt securities                             8,335      22,544
  Accounts receivable                                   12,823       8,965
  Income taxes refundable                                8,250        -
  Merchandise inventories                              249,257     205,615
  Deferred income tax benefit                            7,754      13,915
  Other current assets                                   6,679       2,199
                                                    ----------  ----------
    Total Current Assets                               325,113     318,022
                                                    ----------  ----------

Property and Equipment, at cost:
  Furniture, fixtures and equipment                    100,499      91,311
  Buildings and leasehold improvements                  30,652      28,105
  Land                                                   1,034       1,034
  Property under capital leases                         24,472      24,472
                                                    ----------  ----------
                                                       156,657     144,922
Accumulated Depreciation and Amortization               78,161      68,559
                                                    ----------  ----------
                                                        78,496      76,363
                                                    ----------  ----------

Other Assets                                             4,202       3,145
                                                    ----------  ----------
Note Receivable - Ronald S. Haft                          -         11,621
                                                    ----------  ----------
Share of Equity in Shoppers Food
  Warehouse Corp.                                       48,415      46,397
                                                    ----------  ----------
Retained interest in Cabot-Morgan Real
  Estate Joint Venture                                    -          2,000
                                                    ----------  ----------
Excess of Purchase Price Over Net Assets
  Acquired net of accumulated
  amortization of $325,000
  and $127,000, respectively                             1,947       1,735
                                                    ----------  ----------
Deferred Income Tax Benefit                             12,729      11,282
                                                    ----------  ----------
Total Assets                                        $  470,902  $  470,565
                                                    ==========  ==========


The accompanying notes are an integral part of these balance sheets.

                    DART GROUP CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)



LIABILITIES AND STOCKHOLDERS' EQUITY            (Unaudited)
                                                October 31,    January 31,
                                                    1996          1996
                                                ------------  ------------
Current Liabilities:
  Current portion of mortgages payable          $      1,083  $      1,028
  Accounts payable, trade                            125,898        89,095
  Income taxes payable                                 3,008           967
  Accrued salaries and employee benefits              19,921        18,456
  Accrued taxes other than income taxes                8,337         7,669
  Accrued judgement in favor of
    Robert M. Haft                                      -           34,579
  Current portion of reserve for closed
    facilities and restructuring                       5,462         6,970
  Crown Books' credit facility                         9,368          -
  Other accrued liabilities                           37,981        40,056
  Current portion of obligations under
    capital leases                                       101           101
                                                ------------  ------------
    Total Current Liabilities                        211,159       198,921
                                                ------------  ------------


Mortgages Payable                                        435           660
                                                ------------  ------------
Obligations Under Capital Leases                      30,421        30,165
                                                ------------  ------------
Reserve for Closed Facilities and
  Restructuring                                       28,710        36,816
                                                ------------  ------------


Minority Interests                                    66,913        69,427
                                                ------------  ------------

Stockholders' Equity
  Class A common stock, non-voting,
    par value $1.00 per share; 3,000,000
    shares authorized; 1,962,303 and
    1,949,223 shares issued, respectively              1,962         1,949
  Class B common stock, voting par value
    $1.00 per share; 500,000 shares
    authorized and issued                                500           500
  Paid-in capital                                     78,833        77,879
  Notes receivable-shareholder                       (65,130)      (65,130)
  Unrealized gains on short-term investments              71           246
  Retained earnings                                  119,065       121,169

                    DART GROUP CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)



LIABILITIES AND STOCKHOLDERS' EQUITY            (Unaudited)
(Continued)                                     October 31,    January 31,
                                                    1996          1996
                                                -----------   ------------
  Treasury Stock, 202,340 shares of Class
    A common stock, at cost                          (1,749)        (1,749)
  Treasury Stock, 172,730 shares of Class
    B common stock, at cost                            (288)          (288)
                                                -----------  -------------
    Total Stockholders' Equity                      133,264        134,576
                                                -----------  -------------

Total Liabilities and Stockholders' Equity      $   470,902  $     470,565
                                                ===========  =============




The accompanying notes are an integral part of these balance sheets.

                    DART GROUP CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (Unaudited)

                                                          Nine Months
                                                        Ended October 31,
                                                      --------------------
                                                         1996       1995
                                                      ---------  ---------
Cash Flows from Operating Activities:
  Net loss                                            $  (1,929) $ (12,922)
    Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                        10,316      8,814
    Equity in affiliate                                  (7,018)    (4,271)
    Provision (reversal) of closed stores and
      restructuring charges                              (3,946)    (6,852)
    Write-down of Cabot Morgan real estate
      joint ventures                                       -        14,562
  Change in assets and liabilities:
    Accounts receivable                                  (3,510)     2,869
    Merchandise inventories                             (43,642)   (31,568)
    Income tax refundable                                (8,250)      -
    Other current assets                                 (4,480)    (2,298)
    Deferred tax benefits                                 4,614      3,773
    Other assets                                           (958)        47
    Accounts payable, trade                              36,803     25,252
    Income taxes payable                                  2,041     (5,540)
    Accrued salaries and employee benefits                2,612     (1,047)
    Accrued taxes other than income taxes                   668        610
    Payment to Robert M. Haft                           (35,726)      -
    Other accrued liabilities                            (1,689)    (4,365)
    Reserve for closed facilities                        (5,356)    (6,517)
    Minority interests                                   (2,865)     3,652
                                                      ---------  ---------
    Net cash used for
      operating activities                            $ (62,315) $ (15,801)
                                                      ---------  ---------

Cash Flows from Securities and Capital
  Investment Activities:
  Capital expenditures                                $ (12,710) $ (12,013)
  Proceeds from Shoppers Food dividends                   5,000      5,000
  Proceeds from sale of Cabot-Morgan
    Real Estate joint ventures                            2,000       -
  Distributions from Cabot-Morgan Real
    Estate joint ventures                                  -         4,888
  Decrease in cash and equivalents as a result
    of deconsolidation of Cabot-Morgan Real
    Estate joint ventures                                  -        (5,713)
  Acquisition of treasury shares by subsidiary             -        (6,904)

                    DART GROUP CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (dollars in thousands)
                                  (Unaudited)

                                                          Nine Months
                                                       Ended October 31,
                                                      --------------------
                                                         1996        1995
                                                      ---------   ---------
Cash Flows from Securities and Capital
  Investment Activities (continued):
  Purchases of United States Treasury Bills             (40,152)    (27,819)
  Sales of United States Treasury Bills                  16,734      12,328
  Maturities of United States Treasury Bills             27,098      22,810
  Purchases of marketable debt securities                  -         (3,199)
  Sales of marketable debt securities                     3,612      35,974
  Maturities of marketable debt securities                6,494       5,850
                                                      ---------   ---------
    Net cash provided by
     securities and capital
     investment activities                            $   8,076   $  31,202
                                                      ---------   ---------


Cash Flows from Financing Activities:
  Cash dividends paid                                 $    (175)  $    (146)
  Proceeds from Note Receivable - Ronald S. Haft         11,621        -
  Net borrowing under credit facility                     9,368        -
  Proceeds from stock options exercised                     956         197
  Proceeds from option to acquire common stock             -            985
  Distributions to Ronald S. Haft                          -        (49,547)
  Principal payments under mortgage
    obligations                                            (225)        (75)
  Principal payments under capital
    lease obligations                                       (75)       (345)
                                                       --------   ---------
    Net cash provided by (used in)
      financing activities                             $ 21,470    $(48,931)
                                                       --------    --------

Net Increase (Decrease) in Cash and Equivalents        $(32,769)   $(33,530)
Cash and Equivalents at Beginning of Year                64,784     102,374
                                                       --------    --------
Cash and Equivalents at End of Period                  $ 32,015    $ 68,844
                                                       ========    ========

Supplemental Disclosures of Cash Flow on:
Cash paid during the period for:
  Interest                                             $  3,282    $  8,324
  Income taxes                                              673       5,095

Reconciliation of Cash and Equivalents
  to Balance Sheet Captions:
  Cash                                                 $ 12,796    $ 14,268
  Short-term investments                                 19,219      54,576
                                                       --------    --------
                                                       $ 32,015    $ 68,844
                                                       ========    ========

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           OCTOBER 31, 1996 AND 1995



(1)      General:

         The accompanying consolidated financial statements reflect the accounts of Dart Group Corporation ("Dart") and its direct and indirect wholly-owned and majority-owned subsidiaries and majority-owned partnerships, including Trak Auto Corporation ("Trak Auto"), Crown Books Corporation ("Crown Books"), Total Beverage Corporation ("Total Beverage") and Cabot-Morgan Real Estate Company ("CMREC"). Dart's investment in Shoppers Food Warehouse Corp. ("Shoppers Food") is reflected in the financial statements using the equity method of accounting. The accounts of CMREC's real estate joint ventures were consolidated with Dart's financial statements through October 5, 1995, but not thereafter, as a result of a settlement of certain litigation between Dart and Ronald S. Haft (the "RSH Settlement"). Dart, Trak Auto, Crown Books, Total Beverage and CMREC and Dart's other direct and indirect wholly-owned and majority-owned subsidiaries and majority-owned partnerships are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The unaudited statements as of October 31, 1996 and 1995 reflect, in the opinion of management, all adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position as of October 31, 1996 and 1995 and the results of operations and cash flows for the periods indicated.

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

         The results of operations for the three months ended October 31, 1996 are not necessarily indicative of the results to be achieved for the full fiscal year.


(2)      Earnings Per Common Share and Common Share Equivalents:

         Earnings per share is based on the weighted average number of Dart's Class A and Class B common stock and common stock equivalents (certain stock options) outstanding during the period. In reporting earnings per share, Dart's interest in the earnings of its majority-owned subsidiaries is adjusted

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           OCTOBER 31, 1996 AND 1995


for the dilutive effect, if any, of these subsidiaries' outstanding stock options. The difference between primary earnings per share and fully diluted earnings per share is not significant for either period.


(3)      Short-term Instruments and Marketable Debt Securities:

         At October 31, 1996, the Company's short-term instruments included money market funds and United States Treasury Bills held by Crown Books and Trak Auto. The Company considers short-term instruments, consisting of United States Treasury Bills, purchased with a maturity of less than one year to be cash equivalents. The Company's United States Treasury Bills primarily consist of instruments with a maturity of less than four months. Marketable debt securities include United States Treasury Notes, corporate notes, municipal securities, United States Agency Securities Acceptances and United States Treasury Bills held by Dart.

         Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At October 31, 1996, market value of short-term instruments and marketable debt securities was $71,000 greater than cost (adjusted for income taxes). At October 31, 1996, the Company had no investments that qualified as trading or held to maturity.

         The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on the specific identification method.

         Included in short-term instruments and marketable debt securities were $12,853,000 and $46,091,000 held by majority-owned subsidiaries at October 31, 1996 and January 31, 1996, respectively.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           OCTOBER 31, 1996 AND 1995


4)       Interim Inventory Estimates:

         Trak Auto inventories are priced at the lower of last-in, first-out ("LIFO") cost or market. At October 31, 1996 and January 31, 1996, Trak Auto inventories determined on a lower of first-in, first-out ("FIFO") cost or market basis would have been greater by $6,657,000 and $6,579,000, respectively. Crown Books' and Total Beverage's inventories are priced at the lower of FIFO cost or market.

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

(5)      Credit Agreements:

         On December 11, 1996, Trak Auto's Board of Directors approved a resolution authorizing Trak Auto to enter into revolving credit facility under which Trak Auto could borrow up to $25.0 million.

         On September 12, 1996, Crown Books entered into a $50 million revolving credit facility with a finance company. Crown Books intends to use proceeds from draw-downs under the credit facility for working capital and other corporate purposes. Loans under the credit facility bear interest at a rate equal to the prime rate (as defined in the agreement) or, at the option of Crown Books, at LIBOR plus 2.25% (the effective interest rate was 8.25% at November 2, 1996). Borrowings under the credit facility are secured by inventory, accounts receivable and proceeds from the sale of such assets of Crown Books. The credit facility contains certain restrictive covenants, including a limitation on incurrence of additional indebtedness. There are additional covenants related to tangible net worth if the Company's borrowing exceeds $25 million under the facility. In addition, loans under the credit facility are subject to limitations based upon inventory levels, as

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           OCTOBER 31, 1996 AND 1995


defined in the agreement. Crown Books may terminate the credit facility upon 60-days prior written notice to the lender and the lender may terminate it as of September 12, 1999 or any time thereafter upon 60-days prior written notice to Crown Books. During the quarter ended November 2, 1996, Crown Books started borrowing under the credit facility. The maximum borrowing outstanding at any one time during the thirteen weeks ended November 2, 1996 was $9,368,000 and the balance outstanding at November 2, 1996 was $9,368,000.

(6)      Minority Interests:

         The $66,913,000 of minority interests reflected in the Consolidated Balance Sheet as of October 31, 1996 represents the minority portion of Trak Auto and Crown Books equity owned by the public shareholders of Trak Auto and Crown Books. The minority interest reflected in the Consolidated Balance Sheet as of October 31, 1995, also included the portion of real estate joint ventures equity owned by Haft family partnerships (CMREC owned the majority interest in these partnerships). No such minority interest for CMREC are included as of January 31, 1996 or October 31, 1996. The accounts of CMREC's real estate joint ventures were consolidated with Dart's financial statements through October 5, 1995, but not thereafter, as a result of the RSH Settlement. Income attributed to the minority shareholders of Trak Auto was $658,000 and $1,986,000 for the nine months ended October 31, 1996 and 1995, respectively, and $51,000 and $696,000 for the three months ended October 31, 1996 and 1995, respectively. Income (loss) attributed to the minority shareholders of Crown Books was $(1,566,000) and $(391,000) for the nine months ended October 31, 1996 and 1995, respectively and $53,000 and $(326,000) for the three months ended October 31, 1996 and 1995, respectively. Income attributed to the minority ownership of the real estate partnerships was $494,000 and $102,000 for the nine months and three months ended October 31, 1995, respectively.

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           OCTOBER 31, 1996 AND 1995


(7)      Shoppers Food Warehouse Corp.:

         The following information reflects the results of Shoppers Food for the nine months and three months ended October 31, 1996 and 1995.

                                Three months ended       Nine months ended
                                 October 31, 1996         October 31, 1996
                               ---------------------    -------------------
                Revenue            $208,285,000             $633,920,000
                Gross Profit         35,803,000              115,160,000
                Net Income            4,352,000               15,726,000


                                 October 31, 1995          October 31, 1995
                               ----------------------    --------------------
           Revenue                  $206,257,000             $608,235,000
           Gross Profit               33,170,000              101,737,000
           Net Income                  1,626,000                9,953,000


(8)      Sale of CMREC Joint Ventures:

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

                    DART GROUP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           OCTOBER 31, 1996 AND 1995



(9)      Payment to Robert M. Haft:

         On August 21, 1996, Dart and Crown Books paid approximately $20,977,000 and $16,895,000 (including interest of approximately $3,290,000), respectively, to Robert M. Haft for satisfaction of a judgment awarded to him in March 1995 (the "RMH Judgment"). The Company accrued approximately $32,199,000 of the RMH Judgment in fiscal 1995 and accrued interest monthly at rates set forth in the RMH Judgment. Pursuant to the RMH Judgment, Crown Books paid $2,146,000 to Robert M. Haft for 100,000 shares of Crown Books common stock. Crown Books recorded these shares as treasury shares.

(10)     Closed Store and Restructuring Reserves:

         During the thirteen weeks ended November 2, 1996, Crown Books reversed approximately $3,865,000 of its restructuring reserve and approximately $1,052,000 of its closed store reserve. The reversals resulted from (i) stores that were closed under negotiated lease settlements that were more favorable than expected and (ii) the postponement of certain store closing dates. The remaining closed store and restructuring reserve relates to 93 stores with lease obligations primarily through the next three fiscal years.

         Since the recorded closed store reserve represents an estimate based upon anticipated store closing dates and the book value of the leasehold improvements at the time a store is closed, the actual amount of costs associated with store closing is subject to change in the future and may be different from the reserve. The Company will continue to evaluate the performance and future viability of its remaining stores and may close additional stores in the future.

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

         On December 16, 1996, Dart submitted offers, pursuant to the Stockholders' Agreement governing Dart's investment in Shoppers Food, to either
(i) sell all of Dart's equity interest in Shoppers Food or (ii) buy the other 50% equity interest in Shoppers Food, in either case for a cash price of $210 million. There can be no assurance as to which of these offers will be accepted. Furthermore, if Dart sells its 50% equity interest, any use of the proceeds from such sale may require further order of the Delaware Court of Chancery under a Standstill Order and may be opposed by parties to the litigation pending before the court. If Dart purchases the other 50% equity interest in Shoppers Food, Dart expects to raise necesssary financing and, subject to any court limitations, may thereafter sell all or part of the interst in Shoppers Food but there can be no assurance as to whether or not, or at what price, any such sale would occur.

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

         Trak Auto, Crown Books and Total Beverage intend to continue their practice of reviewing the profitability trends and prospects of existing stores. These companies may from time to time close, relocate or sell stores (or groups of stores) that are not satisfying certain performance objectives. Crown Books closed 22 Classic Crown Books stores and one Super Crown Books store during the nine months ended October 31, 1996 and currently anticipates

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

closing approximately 13 additional Classic Crown Books stores and one Super Crown Books store during the remainder of fiscal 1997.



Liquidity and Capital Resources

       Cash, including short-term instruments and U.S. government and other securities, is the Company's primary source of liquidity. Cash, including short-term instruments and U.S. government and other marketable debt securities decreased by $46,978,000 to $40,350,000 at October 31, 1996 from $87,328,000 at
January 31, 1996. This decrease was primarily due to the payment of the RMH Judgment, funding loss operations at Dart and Crown Books and to capital expenditures for Trak Auto and Crown Books. The decrease was partially offset by funds received from Ronald S. Haft as a result of the sale of CMREC joint ventures.

       For the quarter ended October 31, 1996, the Company realized a pre-tax yield of approximately 5.2% on United States Treasury Bills and approximately 6.3% on the marketable debt securities.

       Operating activities used $62,315,000 of the Company's funds for the nine months ended October 31, 1996 compared to $15,801,000 for the same period one year ago. The primary use of cash for the nine months ended October 31, 1996 was for payment of the RMH Judgment, Crown Books merchandise inventory purchases and for funding loss operations at Dart and Crown Books.

       Investing activities provided $8,076,000 to the Company for the nine months ended October 31, 1996, compared to providing $31,202,000 to the Company for the same period last year. The net disposition of United States Treasury Bills and disposition of marketable debt securities provided cash in the current year and was partially offset by capital expenditures

       Financing activities provided $21,470,000 to the Company during the nine months ended October 31, 1996 primarily as a result of the repayment of the Ronald S. Haft note receivable and Crown Books' borrowing under its credit agreement. Financing activities used $48,931,000 of the Company's funds during the nine months ended October 31, 1995 primarily due to distributions to Ronald
S.  Haft.

       Historically, Dart and each of its subsidiaries generally funded their respective requirements for working capital and capital expenditures with net cash generated from operations and existing cash resources. However, the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)



Company's cash, including marketable debt securities, decreased by approximately $47.0 million in the first nine months of fiscal 1997 and $104.4 million in fiscal 1996.


       In May 1996, the five properties owned by the CMREC real estate joint ventures were sold pursuant to the terms of the RSH Settlement. Accordingly, Dart received $2.0 million for its remaining interest in the joint ventures and $11.6 million for repayment of Ronald S. Haft's loan from Dart. During the three months ended October 31, 1996, Dart received a $5.0 million dividend from Shoppers Food. These funds and existing cash resources will be sufficient to fund Dart's remaining working capital needs in fiscal 1997.

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

       The primary capital requirements of Crown Books relate to new store openings and investments in management information systems. Crown Books believes that the costs incurred in opening a new store generally approximate $1.1 million, including purchases of inventory and the costs of store fixtures and leasehold improvements. During fiscal 1997, Crown Books expects to open approximately 29 Super Crown Books stores and that capital expenditures would approximate $8.5 million. As of December 7, 1996, Crown Books had opened 29 Super Crown Books stores including two expansions. In addition, Crown Books had entered into lease agreements to open seven new Super Crown Books stores, primarily in fiscal 1998. In fiscal 1997, Crown Books expects to make cash expenditures of approximately $3.2 million related to actual and planned store closings. Crown Books expects to meet its working capital and capital expenditures with cash provided by operations and borrowing under its credit agreement.

       Trak Auto funds its requirements for working capital and capital expenditures with net cash generated from operations and existing cash resources. Trak Auto's primary capital requirements relate to remodelings, new store openings (including purchases of inventory and the costs of store

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)


fixtures and leasehold improvements), and acquisitions. As of November 2, 1996, Trak Auto had entered into lease agreements to open 13 new stores.

       Total Beverage is considering locations for new stores and, to the extent sufficient capital becomes available, may open one or more new stores in fiscal 1997.


Results of Operations

Trak Auto

       During the thirty-nine weeks ended November 2, 1996, Trak Auto opened 11 new Super Trak or Super Trak Warehouse stores and closed or converted four Super Trak stores and eight classic Trak stores. At November 2, 1996, Trak Auto had 275 stores, including 116 Super Trak stores and 34 Super Trak Warehouse stores.

       Sales of $265,397,000 during the thirty-nine weeks ended November 2, 1996 increased by $11,153,000 or 4.4% over the thirty-nine weeks ended October 28, 1995. Sales of $87,953,000 during the thirteen weeks ended November 2, 1996 decreased $273,000 or 0.3% compared to the same period one year ago. The sales increase for the thirty-nine week period was primarily due to Trak Auto's continuing conversion to Super Trak and Super Trak Warehouse stores and to the entry into the Pittsburgh market in January 1996. The decrease for the thirteen weeks was primarily due to increased competition, particularly in the Los Angeles market. Comparable sales (stores open more than one year) remained unchanged for the thirty-nine weeks and decreased 5.1% for the thirteen weeks ended November 2, 1996, respectively. Sales for comparable Super Trak and Super Trak Warehouse stores increased 1.0% for the thirty-nine weeks ended November
2, 1996 and decreased 4.3% during the thirteen weeks ended November 2, 1996. Sales for comparable classic Trak stores decreased .4% and 6.2% for the thirty-nine and thirteen weeks ended November 2, 1996, respectively. Sales for Super Trak and Super Trak Warehouse stores represented 58.3% and 60.0% of total sales during the thirty-nine and thirteen weeks ended November 2, 1996 compared to 55.3% and 57.5% for the thirty-nine and thirteen weeks ended October 28, 1995, respectively.

       Interest and other income decreased by $421,000 and $30,000 for the thirty-nine and thirteen weeks ended November 2, 1996, respectively, when compared to the prior year, largely due to reduced interest income as a result of a decrease in funds available for short-term investment.

       Cost of sales, store occupancy and warehousing expenses as a percentage

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)


of sales were 75.7% and 76.5% for the thirty-nine and thirteen weeks ended November 2, 1996, respectively, compared to 74.1% and 74.2% for the same periods in the prior year. The increases were primarily due to increased store occupancy costs and to a decrease in store margins largely as a result of grand openings in the Pittsburgh market.

       Selling and administrative expenses were 20.7% and 21.0% as a percentage of sales for the thirty-nine and thirteen weeks ended November 2, 1996, respectively, compared to 20.1% and 19.8% for the thirty-nine and thirteen weeks ended October 28, 1995. The increases were due primarily to increased payroll costs.

       Depreciation and amortization expenses increased $1,382,000 and $262,000 for the thirty-nine and thirteen weeks ended November 2, 1996, respectively, compared to the same periods one year ago. The increases were due to increases in store fixed assets as a result of conversion to the Super Trak and Super Trak Warehouse stores and the opening of new stores in Pennsylvania.

       The effective income tax rate was 31.3% for the thirty-nine weeks ended November 2, 1996 compared to 37.1% for the thirty-nine weeks ended October 28, 1995. The decrease in the effective rate was primarily due to reduced taxable income as a result of certain permanent book/tax differences relating to the net operating loss at a former subsidiary.


Crown Books

       During the thirty-nine weeks ended November 2, 1996, Crown Books opened 15 Super Crown Books stores and closed 22 classic Crown Books stores and one Super Crown Books store. At November 2, 1996, Crown Books had 164 stores, including 98 Super Crown Books stores. Subsequent to November 2, 1996, Crown Books opened an additional 14 Super Crown Books stores including two expansions.

       Sales of $192,306,000 for the thirty-nine weeks ended November 2, 1996 increased by $7,145,000 or 3.9% compared to the thirty-nine weeks ended October 28, 1995 while sales of $63,281,000 for the thirteen weeks ended November 2, 1996 increased by $3,031,000 or 5.0% compared to the thirteen weeks ended October 28, 1995. Comparable sales (sales for stores open more than thirteen months) decreased 1.8% during the thirteen weeks ended November 2, 1996 and remained unchanged during the thirty-nine weeks ended November 2, 1996. Comparable Super Crown Books stores decreased 1.6% for the thirteen weeks ended November 2, 1996 and remained constant for the thirty-nine week period ended November 2, 1996 compared to the same period in the prior year. Comparable sales for the new superstore prototype increased 12.0% and 7.0% for the thirty-nine and thirteen weeks ended November 2, 1996. Crown Books' superstores consist of the original superstores of 6,000 to 10,000 square feet

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)


and the new superstore prototype targeted to occupy 15,000 square feet.

       Interest and other income decreased by $1,277,000 and $695,000 during the thirty-nine and thirteen weeks ended November 2, 1996 when compared to the same periods one year ago. The decreases were due to reduced interest income as a result of decreased funds available for short-term investment.

       Cost of sales, store occupancy and warehousing as a percentage of sales were 82.4% and 83.1% for the thirty-nine and thirteen weeks ended November 2, 1996, respectively, compared to 83.3% and 83.7% for the same periods one year ago. The decreases were due to increased store margins as a result of improvements in shrink control and merchandising and was partially offset by an increase in store occupancy costs.

       Selling and administrative expenses as a percentage of sales were 20.6% and 21.5% for the thirty-nine and thirteen weeks ended November 2, 1996 compared to 19.0% and 20.1% for the same periods one year ago. The increases were due primarily to increased store and administrative payroll costs and were partially offset by decreased advertising costs.

       Depreciation and amortization expense increased $184,000 for the thirty-nine weeks ended November 2, 1996 compared to the same period one year ago primarily due to an increase in store fixed assets as a result of new Super Crown openings.

    Interest expense was $892,000 during the thirty-nine weeks ended November 2, 1996 primarily due to interest for the RMH Judgment and, to a lesser degree, due to interest on borrowings under Crown Books' credit facility.

       During the thirteen weeks ended November 2, 1996, Crown Books reversed approximately $3,865,000 of its restructuring reserve and approximately $1,052,000 of its closed store reserve. The reversals resulted from (i) stores that were closed under negotiated lease settlements that were more favorable than expected and (ii) the postponement of certain store closing dates. The remaining closed store and restructuring reserve relates to 93 stores with lease obligations primarily through the next three fiscal years.

       Since the recorded closed store reserve represents an estimate based upon anticipated store closing dates and the book value of the leasehold improvements at the time a store is closed, the actual amount of costs associated to store closing is subject to change in the future and may be different from the reserve. The Company will continue to evaluate the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)


performance and future viability of its remaining stores and may close additional stores in the future.

       Crown Books recorded a tax benefit on its net operating loss for the thirty-nine weeks ended November 2, 1996 of $1,880,000. Crown Books has incurred a $24,611,000 tax net operating loss for the thirty-nine weeks ended November 2, 1996. Approximately $14,750,000 of the net operating loss can be carried back to prior years when Crown Books paid income taxes. As a result, Crown Books reclassified approximately $5.0 million of deferred income taxes to current tax receivable. The remaining portion of the net operating loss will be carried forward to offset future taxable earnings. The net operating loss carryforward will expire in fiscal 2012. In addition, Crown Books has an alternative minimum tax credit carryforward of approximately $500,000.


Total Beverage

       During the nine months ended October 31, 1996, Total Beverage closed one store due to disappointing sales volume. At November 2, 1996, Total Beverage had three stores.

       Total Beverage sales were $20,568,000 and $6,711,000 during the thirty-nine and thirteen weeks ended November 2, 1996 compared to $18,415,000 and $7,186,000 for the thirty-nine and thirteen weeks ended October 28, 1995. Sales for comparable stores decreased 5.6% and 1.8% during the thirty-nine and thirteen week periods, respectively.

       Cost of sales and store occupancy as a percentage of sales was 81.6% during both the thirty-nine and thirteen weeks ended November 2, 1996, respectively, compared to 81.3% and 81.2% for the same periods one year ago.

       Selling and administrative expenses as a percentage of sales were 23.0% and 21.8% during the thirty-nine and thirteen weeks ended November 2, 1996, respectively, compared to 23.7% and 23.8% for the thirty-nine and thirteen weeks ended October 18, 1995.

       Total Beverage recorded operating losses of $1,154,000 and $283,000 during the thirty-nine and thirteen weeks ended November 2, 1996, respectively, compared to operating losses of $1,110,000 and $428,000 during the thirty-nine and thirteen weeks ended October 28, 1995. The net operating loss for the thirty-nine weeks and thirteen weeks ended November 2, 1996, respectively, included approximately $632,000 and $20,000 paid to outside consultants who have been retained to assist in the development and implementation of a strategic business plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)



Dart Group and Other Corporate

       Interest and other income decreased $2,836,000 during the nine months ended October 31, 1996 when compared to the same period in the prior year. The decrease was primarily due to reduced funds available for short-term investment as a result of funds disbursed pursuant to the RSH Settlement.

       Administrative expenses decreased $2,990,000 during the quarter ended October 31, 1996, primarily due to expenses associated with the RSH Settlement last year.

       Interest expense was $892,000 during the quarter ended October 31, 1996 primarily due to interest on the RMH Judgment.

       Trak Auto, Crown Books and Shoppers Food file separate income tax returns. CMREC and Total Beverage are included in Dart's income tax returns. Dart's current net operating loss was not tax benefitted as a result of the complete utilization of all available carrybacks.

       As a result of Dart's operating loss for the nine months ended October 31, 1996, a net tax operating loss carryforward of $29,621,000 was created. Dart's cumulative total net tax operating loss carryforward is $74,096,000. All net operating loss carryforwards will expire by fiscal 2012. In addition, Dart has an Alternative Minimum Tax credit carryforward of approximately $1,010,000. Dart has a deferred tax valuation allowance of $32,099,000 as of October 31, 1996. Management continues to evaluate the adequacy of this valuation allowance.


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

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Material legal proceedings pending against Dart or its subsidiaries are described in Dart's Annual Report on Form 10-K for the year ended January 31, 1996 (the "Annual Report"). Except as disclosed in Dart's Quarterly Report on Form 10-Q for the quarter ended July 31, 1996, there have been no material developments in any legal proceeding reported in the Annual Report.


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


                                         DART GROUP CORPORATION




Date      December 16, 1996          By         Herbert H. Haft
         --------------------            ------------------------------
                                                HERBERT H. HAFT
                                             Chief Executive Officer



Date      December 16, 1996                     Mark A. Flint
         --------------------             ------------------------------
                                                MARK A. FLINT
                                            Senior Vice President and
                                             Chief Financial Officer