Form 10-Q/A
period 1996-10-31
DART GROUP CORP
filed 1996-12-27
CIK 26938

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 31, 1996
                                                             ----------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO
                                                             ----------
         ----------------

Commission file number 0-1946
                       ------

                             DART GROUP CORPORATION
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                            53-0242973
-------------------------------                         -----------------------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                   3300 75th Avenue, Landover, Maryland, 20785
              ----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

                                Page 1 of 4 pages

This Form 10-Q/A amends the registrant's Quarterly Report on Form 10-Q (the "Form 10-Q") for the quarterly period ended October 31, 1996, which was filed on December 16, 1996.

The signature page of the Form 10-Q is hereby amended and restated as follows:




                               Page 2 of 4 pages

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           DART GROUP CORPORATION





Date December 16, 1996                        By        Herbert H. Haft
     ---------------------                      -----------------------------
                                                        HERBERT H. HAFT*
                                                     Chief Executive Officer



Date December 16, 1996                        By         Mark A. Flint
     ---------------------                      -----------------------------
                                                         MARK A. FLINT
                                                     Chief Financial Officer



* Herbert Haft does not, by his signature as an executive on this official document, endorse any position taken herein or in prior SEC filings which are inconsistent with positions he has taken in litigation against the Company.


                                Page 3 of 4 pages

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           DART GROUP CORPORATION





Date December 27, 1996                        By        Herbert H. Haft
     ---------------------                      -----------------------------
                                                        HERBERT H. HAFT*
                                                     Chief Executive Officer



Date December 27, 1996                        By         Mark A. Flint
     ---------------------                      -----------------------------
                                                         MARK A. FLINT
                                                     Chief Financial Officer



* Herbert Haft does not, by his signature as an executive on this official document, endorse any position taken herein or in prior SEC filings which are inconsistent with positions he has taken in litigation against the Company.


                                Page 4 of 4 pages