Form 10-Q/A
period 1996-10-31
DART GROUP CORP
filed 1997-02-11
CIK 26938

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A
                               (Amendment No. 2)

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 31, 1996
                                                             ----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
         ___________

Commission file number 0-1946
                       ------

                           DART GROUP CORPORATION
       ---------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Delaware                                      53-0242973
-------------------------------             ------------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

                 3300 75th Avenue, Landover, Maryland, 20785
              -------------------------------------------------
                  (Address of principal executive offices)
                                   (Zip Code)

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





                               Page 1 of 3 pages

This Form 10-Q/A amends the registrant's Quarterly Report on Form 10-Q (the "Form 10-Q") for the quarterly period ended October 31, 1996, which Form 10-Q was filed on December 16, 1996 and amended on December 27, 1996.

The signature page of the Form 10-Q is hereby amended and restated as follows:

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DART GROUP CORPORATION



Date December 16, 1996                 By            Mark A. Flint
     ---------------------                 -------------------------------------
                                                     MARK A. FLINT
                                                 Senior Vice President
                                               and Chief Financial Officer



Date December 16, 1996                 By            Ronald T. Rice
     ---------------------                 -------------------------------------
                                                     RONALD T. RICE
                                                 Assistant Vice President
                                                     and Controller
                                               (principal accounting officer)





                               Page 2 of 3 pages

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DART GROUP CORPORATION




Date February 11, 1997                  By               Mark A. Flint
     ---------------------                  ------------------------------------
                                                         MARK A. FLINT
                                                  Senior Vice President
                                                and Chief Financial Officer



Date February 11, 1997                  By               Ronald T. Rice
     ---------------------                  ------------------------------------
                                                         RONALD T. RICE
                                                  Assistant Vice President
                                                         and Controller
                                                (principal accounting officer)





                               Page 3 of 3 pages