Form 10-K
period 1997-01-31
DART GROUP CORP
filed 1997-05-01
CIK 26938

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the fiscal year ended January 31, 1997
                                                        ----------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from to
-----------   ------------
Commission file number 0-1946
                       ------
                             DART GROUP CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                  53-0242973
-------------------------------         --------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

3300 75th Avenue, Landover, Maryland                        20785
----------------------------------------          ----------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code         (301) 731-1200
                                                  ----------------------------

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:

              Class A Common Stock, Par Value $1.00 per share
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  x  . No     .
                                             ----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

At May 1, 1997, the registrant had 1,761,640 shares of Class A Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant was approximately $119,485,000. The Class B Common Stock, of which there are 327,270 shares outstanding, is the only voting stock and is not publicly traded.

All of the Registrant's voting stock, Class B Common Stock, is held by affiliates.

The exhibit index begins at page 162 of this Form 10-K.

                               Table of Contents

                                     PART I
                                     ------                               Page
                                                                          ----


Item 1.   Business.....................................................   3

Item 2.   Properties...................................................   18

Item 3.   Legal Proceedings............................................   22

Item 4.   Submission of Matters to a Vote of
            Security Holders...........................................   31

                                    PART II
                                    -------

Item 5.   Market for the Registrant's Common Equity and
            Related Stockholder Matters................................   32

Item 6.   Selected Financial Data......................................   33

Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations.................................................   35

Item 8.   Financial Statements and Supplementary Data..................   51

Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.....................   109

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the
            Registrant.................................................   110

Item 11.  Executive Compensation.......................................   114

Item 12.  Security Ownership of Certain Beneficial Owners
            and Management.............................................   124

Item 13.  Certain Relationships and Related Transactions...............   128

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K..........................................   130


                                     PART I

Forward-looking Statements

Statements in this report that are not historical in nature, including references to beliefs, anticipations or expectations, are forward-looking. Such statements are subject to a wide variety of risks and uncertainties that could cause actual results to differ materially from those projected, including the results of ongoing litigation affecting the Company (defined below), the Company's ability to open new stores and close other stores, the effect of national and regional economic conditions, the availability of capital to fund operations and other risks described from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the results of any revisions to these forward-looking statements, which revisions may be made to reflect any future events or circumstances, other than through its regular quarterly and annual financial statements, and through the accompanying discussion and analysis contained in the Company's Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

Item 1.    Business

Dart Group Corporation ("Dart") was incorporated in Delaware in 1960 and operates retail discount auto parts stores through Trak Auto Corporation ("Trak Auto"), retail discount book stores through Crown Books Corporation ("Crown Books"), retail discount beverage stores through Total Beverage Corporation ("Total Beverage"), a retail discount grocery business through Shoppers Food Warehouse Corp. ("Shoppers Food")and, until May 1996, a real estate company through Cabot-Morgan Real Estate Company ("CMREC"). Dart, Trak Auto, Crown Books, Total Beverage, Shoppers Food, CMREC and Dart's other direct and indirect wholly-owned and majority-owned subsidiaries and majority-owned partnerships are referred to collectively as the "Company". Dart owns 67.1% of the outstanding common stock of Trak Auto, 52.3% of the outstanding common stock of Crown Books, 100% of the common stock of Total Beverage and 100% of the outstanding common stock of CMREC. Since fiscal 1989, Dart has owned at least 50% of the outstanding common stock of Shoppers Food. On February 6, 1997, Dart acquired the remaining shares of Shoppers Food's outstanding common stock. The common stocks of Trak Auto and Crown Books are quoted on The Nasdaq National Market ("Nasdaq") under the symbols TRKA and CRWN, respectively.

On January 31, 1997, there were 286 Trak Auto, 168 Crown Books, 34 Shoppers Food and three Total Beverage stores.

Trak Auto Operations

Operations

Trak Auto operates retail discount auto parts stores in the metropolitan areas of Washington, D.C.; Richmond, Virginia; Chicago, Illinois; Los Angeles,

California; Pittsburgh, Pennsylvania and Milwaukee, Wisconsin. In addition, Trak Auto has begun opening stores in central Pennsylvania.

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

Super Trak operates retail auto parts stores that offer more services and merchandise than the "Classic Trak" stores described above. Super Trak stores carry approximately 5,000 more SKU's, concentrated primarily in application parts categories. Additionally, Super Trak stores feature special order services that permit customers to access virtually any automotive part, including engines. The stores also offer extensive technical assistance through computerized parts look-up, instruction for repairs, free use of specialized tools, and factory trained parts personnel.

During the year ended January 28, 1995, Trak Auto expanded its Super Trak concept to include Super Trak Warehouse stores. These stores are typically between 13,000 and 25,000 square feet and carry approximately 30,000 SKU's. The added SKU's are composed of additional application parts.

Trak Auto has successfully opened or converted 122 Super Traks and 44 Super Trak Warehouse stores. Trak Auto plans to continue to convert Classic Trak stores into Super Trak and Super Trak Warehouse stores and to open new stores as opportunities present themselves in Trak Auto's six metropolitan markets as well as new markets.

Trak Auto generally purchases merchandise directly from a large number of manufacturers and suppliers. Trak Auto's distribution system is computerized utilizing an automated replenishment and perpetual inventory system to generate shipments of product from distribution centers in Landover, Maryland; Bridgeview, Illinois and Ontario, California. The required items are generally assembled and packaged for delivery in the order in which they will be unpacked and displayed on the shelves at the retail stores, promoting store efficiency. Inventories are monitored both at the stores and in the distribution centers to determine purchase requirements. Trak Auto has a computerized point of sale ("POS") register system in every store. Trak Auto uses scanners to identify most merchandise at the register and uses a price look-up function to price the sale. Most merchandise is pre-labeled with bar codes provided by the manufacturers.

Trak Auto's merchandising philosophy is to develop strong consumer recognition and acceptance of its name by use of mass-media advertising to promote a broad selection of products at low prices. Trak Auto emphasizes quality customer service through knowledgeable personnel and advanced technology such as electronic parts look-up, POS and computerized do-it-yourself aids in all stores.

Classic Trak stores range in size from approximately 5,000 to 6,000 square feet, Super Trak stores range in size from 6,000 to 11,000 square feet, and Super Trak Warehouse stores range in size from approximately 13,000 to 25,000 square feet. Trak Auto's stores use modern fixtures and equipment and the interiors have been standardized, so that the interiors of new stores can be assembled quickly. The stores are open seven days a week. No store contributed more than 1.0% to Trak Auto's consolidated sales during the year ended February 1, 1997.

The following table sets forth by metropolitan area the locations of Trak Auto's stores for each of the last five fiscal years.

                                                    Number of Stores
                                                  at end of fiscal year
                                              ----------------------------
Metropolitan Area                             1993  1994  1995  1996  1997
-----------------                             ----  ----  ----  ----  ----
 Chicago, Illinois                              99    97    86    79    82
 Los Angeles, California                       119   116   104    96    93
 Pittsburgh, Pennsylvania                        -     -     -    14    16
 Central Pennsylvania                            -     -     -     -     2
 Richmond, Virginia                             15    15    11    10     9
 Milwaukee, Wisconsin                            -     -     -     -     7
 Washington, D.C.                               84    86    81    77    77
                                              ----  ----  ----  ----  ----
          Total                                317   314   282   276   286

The following tables set forth the number of stores of each of Classic Trak, Super Trak, and Super Trak Warehouse that were opened, closed or remodeled during each of the last five fiscal years, as well as the total number of such stores as of the end of each such fiscal year.


Super Trak Stores                              1993  1994  1995  1996  1997
-----------------                              ----  ----  ----  ----  ----
 Opened during the year                          12    62    34    17    14
  Closed or converted to Super Trak Warehouse
   during the year                               -      1     1    10     5

Super Trak Warehouse Stores
---------------------------
 Opened during the year                          -     -      7    23    14

Classic Trak Stores
-------------------
 Opened during the year                           6     1    -     -     -
 Closed or converted to Super Trak or Super
   Trak Warehouse during the year                34    65    72    36    13

Total Open at End of Year
-------------------------
 Super Trak Stores                               12    73   106   113   122
 Super Trak Warehouse Stores                     -     -      7    30    44
 Classic Trak Stores                            305   241   169   133   120

During the fourth quarter of fiscal 1996, Trak Auto acquired the assets of 14 stores in Pittsburgh, PA, for approximately $6.2 million. This acquisition places Trak Auto with the largest market share in a viable new market. The stores were remodeled and converted to the Trak Auto concept during the year ended February 1, 1997. Additional sites are currently being negotiated with the intention of growing this new market to greater than 20 stores over the next two years.

Trak Auto believes that its superstore concept presents significant growth opportunities and intends to open new Super Trak and Super Trak Warehouse stores in existing and possibly new markets. As of February 1, 1997, Trak Auto had entered into lease agreements to open seven new stores.

Trak Auto intends to continue its practice of reviewing the profitability trends and prospects of existing stores. Trak Auto may from time to time close, relocate or sell stores (or groups of stores) that are not satisfying certain performance objectives.

Store Closings and Restructuring Costs

Trak Auto continually evaluates its store operations and the need to close, relocate, or expand stores or convert existing Classic Trak stores into Super Trak or Super Trak Warehouse stores. Trak Auto recognizes store closing costs when management decides to close a store. In prior years, Trak Auto has also recognized the anticipated costs for closing, relocating, expanding and converting existing stores to the Super Trak and Super Trak Warehouse concept. The costs associated with store closings and restructuring efforts are primarily unrecoverable lease obligations (rent, real estate taxes and common area charges, net of estimated sublease income) and the book value of leasehold improvements as of the actual or estimated store closing date.

As of February 1, 1997, Trak Auto had reserves of $2,644,000 for store closings and restructuring. The restructuring reserve relates to 15 stores that have been closed or converted into Super Trak or Super Trak Warehouse stores and an additional nine stores identified to be closed or converted but which have remained open. The closed store reserve relates to 16 Classic Trak and Super Trak stores that were closed apart from Trak Auto's restructuring efforts. The activity in the closed store and restructuring reserves during the last two years are as follows:


                                                       (dollars in thousands)
                                                          1997        1996
                                                       ---------   ----------
Reserves, beginning of year                            $  4,491    $  6,945
Less: Net provision recorded/(charges)                   (1,847)     (2,454)
                                                       --------    --------
Reserves, end of year                                  $  2,644    $  4,491
                                                       ========    ========

Included in the activity for fiscal 1997 is an increase of the closed store and restructuring reserves of approximately $402,000 and included in the activity for fiscal 1996 is an increase in the reserves of $673,000.

The lease obligation allocable to related party leases is approximately $969,000. The closed store and restructuring reserves as of February 1, 1997 are expected to be utilized as follows:


                             (dollars in thousands)
                     Fiscal Year                   Total
                    ------------                 ---------
                        1998                     $ 1,047
                        1999                         836
                        2000                         335
                        2001                         167
                        2002                         128
                        2003-2005                    131
                                                 -------
                          Total                  $ 2,644
                                                 =======

The amount recorded for future lease obligations has been estimated at 95% of the total lease obligation after the closing date because Trak Auto believes that certain alternatives (subleasing and favorable lease buy-outs) to abandonment may be available. Since the recorded reserve represents an estimate based upon anticipated closing dates and the book value of the leasehold improvements at the time the store is closed, the actual amount of costs associated with store closings are subject to change.

Trak Auto will continue to evaluate the performance and future viability of its stores and may close or convert additional stores in the future.

Item 1.              Business (Continued)

Crown Books Operations

Operations

Crown Books is a retailer operating discount specialty stores. These stores offer popular hardback and paperback books, newspapers, magazines, books on tape, videos, reference materials and other items and accessories.

Crown Books responds to the demand for books at value prices and provides quality service to its customers. Crown Books sells hardbacks on The New York Times best seller list at 40% below the publishers' suggested retail prices, paperbacks on The New York Times best seller list at 25% below the publishers' suggested retail prices, other new books at 10% to 25% below the publishers' suggested retail prices. Crown Books sells publishers' over-stock, reprints and former best sellers at significant discounts from the publishers' original suggested retail prices. In addition, Crown Books allows customers at all stores to special order books not stocked in inventory. Merchandise is generally purchased directly from a large number of publishers and suppliers. Crown Books is not dependent on any single publisher or supplier.

Crown Books advertises extensively, primarily through newspapers stressing its value pricing policy. Crown Books satisfies regional and local consumer preferences by tailoring the selections and quantities of books that it makes available in individual stores. Crown Books also arranges for special appearances and book autographing sessions with recognized authors to attract customers and to build and reinforce customer awareness of its stores.

All major merchandising decisions concerning pricing, advertising and promotional campaigns, as well as the initial ordering of inventory for each store, are managed centrally at Crown Books' headquarters in Landover, Maryland. Approximately 80% of the merchandise is shipped directly from publishers to the stores. Best sellers and other books that are purchased in large quantities are often shipped directly from the publishers to Crown Books' regional warehouses for distribution to the stores. Inventories are monitored both at stores and in the central office in Landover, Maryland, to determine purchase requirements. In general, unsold books and magazines can be returned to the publishers for credit.

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

Classic Crown Books stores range in size from approximately 2,000 to 6,000 square feet and Super Crown Books stores range in size from approximately 6,000 to 35,000 square feet. The new prototype superstore is targeted to occupy 15,000 square feet. It is based on an ongoing assessment of what contributes to Crown Books' customers' shopping experience. This includes a new floor layout with convenient adjacencies; upgraded fixtures, signage and lighting; and expanded non-book merchandise such as book accessories, CDs and computer software. The Super Crown Books stores permit more effective and economic utilization of space. The interior of Crown Books' stores is standardized, so that the stores can be assembled quickly. Most of the stores are open seven days a week.

All Super Crown Books stores and all Classic Crown Books stores have computerized point of sale and inventory management systems ("systems"). The systems enable store personnel to scan bar coded merchandise resulting in less time to process the sales transaction with more accurate pricing. The systems are designed to provide detailed inventory information on an item basis to store management.

In selecting specific store sites, Crown Books considers numerous factors, including local demographics, desirability of available leasing arrangements, proximity to existing Crown Books operations and competitors, and overall retail activity. Crown Books generally clusters its stores in selected market areas to maximize advertising, distribution and management resources. Within a selected market area, Crown Books generally locates its stores in strip shopping centers and urban street locations. Compared to large enclosed malls, Crown Books believes that the strip shopping centers and urban street locations typically charge less rent and provide greater consumer awareness and convenience.

The following table sets forth by metropolitan area the locations of Crown Books' stores for each of the last five fiscal years:



                                                    Number of Stores
                                                 at end of fiscal year
                                         ----------------------------------
Metropolitan Area:                       1993    1994    1995   1996   1997
------------------                       ----    ----    ----   ----   ----
 Washington, D.C.                          59      60      47     43     40
 Los Angeles, California                   76      68      59     51     47
 Chicago, Illinois                         43      43      37     32     36
 San Francisco, California                 30      31      24     20     20
 San Diego, California                     20      17      12      9      5
 Houston, Texas                             3       6       6      6      8
 Seattle, Washington                       16      15      11     11     12
                                         ----    ----    ----    ---   ----
   Total                                  247     240     196    172    168
                                         ====    ====    ====   ====   ====

The following tables set forth the number of stores of each of Classic Crown Books and Super Crown Books that were opened, closed or remodeled during each of the last five fiscal years, as well as the total number of such stores as of the end of each fiscal year.

Item 1.              Business (Continued)

                                         1993    1994    1995   1996   1997
                                         ----    ----    ----   ----   ----
Super Crown Books stores:
-------------------------
  (including new prototype)
   Opened during the year                  13      37      12     16     27
   Closed during the year                  -        4       3      2      2

Classic Crown Books stores:
---------------------------
   Opened during the year                  -        5       2     -      -
   Closed during the year                  20      45      55     38     29
   Remodeled during the year                2      -       -      -      -

Total Stores Open at end of year:
---------------------------------
   New Prototype Super Crown               -       -        9     25     54
   Prior Format Super Crown Books          28      61      61     59     55
   Classic Crown Books                    219     179     126     88     59

Crown Books believes that its superstore concept presents growth opportunities and intends to open new Super Crown Books stores in existing and new markets. As of February 1, 1997, Crown Books had entered into lease agreements to open nine new stores. In addition, Crown Books intends to continue its practice of reviewing the profitability trends and prospects of existing stores and may close or relocate under-performing stores.

Restructuring Reserves

In fiscal years 1993 and 1994, Crown Books determined that a number of the smaller Classic Crown Books stores were not competitive in an industry moving to larger stores. Consequently, Crown Books recorded restructuring charges totaling $12,800,000 during these two years for the anticipated costs for closing, relocating, expanding and converting existing stores to the Super Crown Books concept. These costs primarily represent unrecoverable lease obligations (net of estimated sublease income) and the book value of leasehold improvements at the estimated closing date. The activity in the restructuring reserves during the last two years was as follows:

                                                   (dollars in thousands)
                                                     1997          1996
                                                  ----------    ---------
Restructuring Reserve, beginning of year           $  7,025     $ 10,515
Less:  Payments and charges                          (1,653)      (1,439)
       Reversal of reserves                          (3,865)      (2,051)
                                                   --------     --------
Restructuring Reserve, end of year                 $  1,507     $  7,025
                                                   ========     ========

In fiscal 1997 and 1996, Crown Books reversed a portion of the restructuring reserve as a result of (i) management's decision not to close certain stores that had been scheduled for closing, (ii) stores that were closed under negotiated lease settlements that were more favorable than expected, and (iii) the postponement of certain store closings.

Item 1.              Business (Continued)

The remaining restructuring reserve relates to 14 stores, of which four have been closed as of February 1, 1997, with lease obligations ranging from one to 96 months. The lease obligation allocable to related party leases is approximately $474,000. The restructuring reserve is expected to be utilized as follows:


                             (dollars in thousands)
                          Lease           Leasehold
           Fiscal       Obligations      Improvements
            Year      (Cash Outflows)     & Fixtures         Total
          --------    ---------------    ------------       --------
            1998         $     532         $     164       $     696
            1999               269                 6             275
            2000               215                19             234
            2001                66               -                66
            2002                59               -                59
            2003-2005          177               -               177
                         ---------         ---------       ---------
            Total        $   1,318         $     189       $   1,507
                         =========         =========       =========

Since the recorded restructuring reserve represents an estimate based upon anticipated store closing dates and the book value of the leasehold improvements at the time a store is closed, the actual amounts of costs associated with store closings may be different from the reserve.

Store Closing Reserve

Crown Books continually evaluates its store operations and the need to close stores that do not perform satisfactorily. Crown Books recognizes store closing costs when management decides to close a store. The costs primarily represent unrecoverable lease obligations (net of estimated sublease income) and the book value of leasehold improvements at the estimated closing date. The activity in the closed store reserve during the last two fiscal years is as follows:


                                                      (dollars in thousands)
                                                       1997           1996
                                                     ---------      ---------
Closed Store Reserve, Beginning of Year              $ 10,850       $ 20,241
Less: Payments and charges                             (1,764)        (2,648)
      Reversal of reserves                             (1,052)        (6,743)
                                                     --------       --------
Closed Store Reserve, end of year                    $  8,034       $ 10,850
                                                     ========       ========

In fiscal 1997 and 1996, Crown Books reversed a portion of the closed store reserve as a result of (i) management's decision not to close certain stores that had been scheduled for closing, (ii) stores that were closed under negotiated lease settlements that were more favorable than expected, and (iii) the postponement of certain store closings.

The remaining closed store reserve relates to 69 stores, of which 13 have been closed as of February 1, 1997, with lease obligations ranging from one to 54 months. The lease obligation allocable to related party leases is approximately

Item 1.              Business (Continued)

$1,555,000.  The closed store reserve is expected to be utilized as follows:



                             (dollars in thousands)
                          Lease           Leasehold
          Fiscal       Obligations      Improvements
           Year      (Cash Outflows)     & Fixtures         Total
         --------    ---------------    ------------     --------
           1998         $   1,960         $    642         $  2,602
           1999             2,040              198            2,238
           2000             1,437              141            1,578
           2001               805              -                805
           2002               383               49              432
           2003-2005          284               95              379
                        ---------         --------         --------
           Total        $   6,909         $  1,125         $  8,034
                        =========         ========         ========

Since the recorded closed store reserve represents an estimate based upon anticipated store closing dates and the book value of the leasehold improvements at the time the store is closed, the actual costs are subject to change and may be different from the reserve. Crown Books will continue to evaluate the performance and future viability of its remaining stores and may close additional stores. Crown Books has not recorded reserves for any such future possible store closings.

Shoppers Food Operations

Shoppers Food is a leading supermarket operator in the Washington, D.C. metropolitan area, operating 34 stores which target the price-conscious segments of the market in densely populated urban and suburban areas under the "Shoppers Food Warehouse" and "Shoppers Club" names. Shoppers Food operates warehouse-style, price impact supermarkets that are positioned to offer the lowest overall prices in its marketing area by passing on to the consumer savings achieved through labor efficiencies and lower overhead and advertising costs associated with the warehouse format, while providing the product selection and variety associated with a conventional format. Shoppers Food stores generally offer products at prices which range between approximately 10-20% below those of its primary supermarket competitors.

In-store operations are designed to allow customers to perform certain labor-intensive services usually offered in conventional supermarkets. For example, Shoppers Food stores generally do not provide full-time staff to support the bakery, meat and seafood refrigerated cases and floral departments; however, they offer a complete line of produce, fresh baked goods, freshly packaged meat and seafood products and floral assortments and provide service in these departments at the customer's request. Merchandise is presented on warehouse-style racks in full cartons, reducing labor-intensive unpacking, and customers bag their own groceries. Shoppers Food stores also have service delicatessens with some stores offering hot and cold prepared food and self-service soup and salad bars.

Shoppers Food stores generally are constructed with high ceilings to accommodate warehouse racking with overhead pallet storage. Wide aisles accommodate forklifts and, compared to conventional supermarkets, a higher percentage of total store space is devoted to retail selling because the top of the warehouse-style grocery racks on the sales floor are used to store inventory, which reduced the need for large back room storage and restocking trips.

Notwithstanding the "warehouse" name, physical features and low-price reputation, Shoppers Food stores have more in common with conventional supermarket chains than with so-called "warehouse clubs." No membership fee is charged at the Shoppers Food stores, which offer a selection of popular-sized national brands and private label products as well as high quality produce, meat and fish. The product offerings are similar to those of conventional supermarkets with slightly more emphasis on larger package sizes and with less emphasis on extensive brand and size selection. All of the Shoppers Food supermarkets contain a bakery, a delicatessen and a floral department, while 18 stores have a beer and wine department.

The stores are generally in good condition and typically require only routine maintenance.

The following table sets forth the total number of open stores as of the end of each of the last five fiscal years and the number of stores opened, closed and remodeled during each of the last five years.


                                                  Number of Stores
                                                at end of fiscal year
                                         ----------------------------------
                                         1993    1994    1995   1996   1997
                                         ----    ----    ----   ----   ----
     Total Open                            34      35      33     34     34
     Opened during the year                 4       2      -       1     -
     Closed during the year                 1       1       2     -      -
     Remodeled during the year              1       2      -      -       2

During fiscal 1989, Dart acquired in excess of 50% of the common stock of Shoppers Food (then known as Jumbo Food Stores). In June 1994, one of the other shareholders (Kenneth Herman) of Shoppers Food exercised his right to reacquire one share of Shoppers Food Class B common stock, thereby reducing Dart's ownership to exactly 50%. As a result, the accounts of Shoppers Food are consolidated with Dart's through May 28, 1994 and, thereafter, Dart has recorded Shoppers Food's operating results on the equity basis.

On December 16, 1996, Dart submitted offers to either (i) sell all of Dart's 50% equity interest in Shoppers Food or (ii) buy the other 50% equity interest in Shoppers Food; in either case for a cash price of $210 million. On December 18, 1996, the other stockholders (Kenneth M. Herman, the founder of Shoppers Food, and certain of his family members and family trusts) accepted Dart's offer to purchase all of their shares of capital stock of Shoppers Food.

On February 6, 1997, Dart acquired the other 50% interest in Shoppers Food for $210 million (the "Acquisition"). Dart financed the Acquisition through the application of $137.2 million in net proceeds raised from an offering of Increasing Rate Senior Notes due 2000 (the "Senior Notes") of SFW Acquisition Corp., a newly created wholly-owned subsidiary of Dart, and $72.8 million of bridge financing. Immediately after the Acquisition, SFW Acquisition Corp. merged into Shoppers Food (with Shoppers Food becoming obligor on the Senior Notes) and Shoppers Food repaid the bridge financing from its existing cash and the liquidation of certain short-term investments.

Dart intends to analyze the options available to it with regard to Shoppers Food, which options include, among others, a refinancing of the Senior Notes or a sale of all or part of Shoppers Food.

Total Beverage Corporation

Total Beverage operates retail discount beverage superstores in the Washington, D.C. metropolitan area and plans to open stores in the Chicago, Illinois metropolitan area. The stores carry a wide range of foreign and domestic beers and wines as well as non-alcoholic beverages. Dart organized Total Beverage Corporation on January 26, 1993 and purchased the assets for the first store on February 27, 1993 from Shoppers Food for approximately $1,494,000. Since then, Total Beverage opened four more stores, two of which subsequently were closed due to disappointing sales volume.

The following table sets forth the number of stores open at the end of each fiscal year and the number of stores opened or closed during each fiscal year.


                                                      Number of Stores
                                                    at end of fiscal year
                                                 --------------------------
                                                 1994    1995   1996   1997
                                                 ----    ----   ----   ----
     Total open at end of year                      3       2      4      3
     Opened during the year                         3       -      2      -
     Closed during the year                         -       1      -      1

Cabot-Morgan Real Estate Company

CMREC, a wholly-owned subsidiary, owned the majority interest in five real estate joint ventures that owned four shopping centers and an office building in the Washington, D.C. metropolitan area. The remaining partnership interests in these joint ventures were owned by partnerships in which the partners are members of the Haft family. As part of the RSH Settlement (defined below), Ronald S. Haft and entities controlled by him received 99% of the ordinary income and loss generated from these properties.

In May 1996, the five properties owned by the CMREC real estate joint ventures were sold pursuant to the terms of the RSH Settlement. As a result of the sale and pursuant to the terms of the RSH Settlement, Dart received $2.0 million of the proceeds for its retained interest in the joint ventures and Ronald S. Haft repaid an $11.6 million note to Dart plus accrued interest. In addition, approximately $32.6 million of CMREC's share of the net proceeds from the sale of the properties are held in escrow and will be payable to Ronald S. Haft if certain transactions contemplated by the RSH Settlement are effected. Combined Properties, Inc., a Haft controlled entity, managed the shopping centers and office building for the joint ventures. Trak Auto, Crown Books, Shoppers Food and Total Beverage have stores in some of these shopping centers.

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

Trak Auto's business is somewhat seasonal in nature, with the highest sales occurring in the second and third fiscal quarters (May through October). Sales for the combined second and third quarters in each of the fiscal years 1997 and 1996 were approximately 52% of total annual sales. Extremely hot or cold weather tends to enhance sales by causing a higher incidence of parts failure, thus increasing sales of seasonal products. Rain or snow, however, tends to reduce sales by causing deferral of elective maintenance.

Management does not believe Dart's other partially or wholly-owned businesses are affected by seasonality to any material extent.

Employees

On January 31, 1997, the Company (excluding Shoppers Food) employed approximately 3,760 full-time and 3,500 part-time persons. The Company considers its relationship with its employees to be good.

Changes in Management

On September 7, 1994, the Board of Directors of Dart established an Executive Committee comprised of Dart's outside directors to conduct the affairs of Dart with respect to matters that were the subject of disputes between the Chairman of the Board and Chief Executive Officer of Dart, Herbert H. Haft, and the then President and Chief Operating Officer of Dart, Ronald S. Haft. On October 11, 1994, the Board of Directors of Trak Auto, Crown Books and Total Beverage each established an Executive Committee of their respective Boards of Directors comprised of the same outside directors, with authority parallel to that of Dart's Executive Committee. The disputes between Herbert H. Haft and Ronald S. Haft concerning issues involving Dart have been extensive. Accordingly, the Executive Committee assumed day-to-day involvement in these disputed issues and other matters affecting Dart, in particular matters relating to litigation to which Dart is a party. While the Executive Committee remains involved in the day-to-day affairs of Dart, its continuing role is dependent upon future developments.

In connection with the RSH Settlement (defined below), Ronald S. Haft resigned his positions as a director and officer of Dart and each of its subsidiaries. The Standstill Order (defined below) contemplates that Ronald S. Haft will continue as a director of Dart while the Standstill Order is in effect. (Herbert H. Haft contends that Ronald S. Haft is no longer a director.)

In October 1994, Robert A. Marmon was appointed to serve on an interim basis as Treasurer and Chief Financial Officer of Dart and Crown Books and as Principal Financial Officer of Trak Auto. Effective February 29, 1996, Mr. Marmon resigned as Treasurer and Chief Financial Officer of Dart and as an officer of Dart's subsidiaries. In September 1996, Mark A. Flint was appointed Senior Vice President and Chief Financial Officer of Dart and Treasurer of Trak Auto and Crown Books. In February 1997, Mr. Flint also became President of Shoppers Food.

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

Standstill Order

In connection with legal challenges to the RSH Settlement, on December 6, 1995, the Delaware Court of Chancery entered a Standstill Order (the "Standstill Order"), which restricts certain actions by Dart. Without further order of the court, Dart may not (i) change its Certificate of Incorporation or Bylaws; (ii) change the current composition of Dart's Board of Directors (Herbert H. Haft, Ronald S. Haft, Larry G. Schafran, Bonita A. Wilson and Douglas M. Bregman) or any of its subsidiaries; (iii) change the current Haft family officers of Dart or any of its subsidiaries; or (iv) issue any additional securities of Dart or any of its subsidiaries (except employee stock options issued in the ordinary course of business). In addition, without first giving Herbert H. Haft and certain other litigants not less than seven days' written notice, Dart may not take any extraordinary actions, including but not limited to actions that would result in (a) the liquidation of Dart or any of its subsidiaries, (b) the sale of any major subsidiary of Dart or (c) the disadvantage of any Class B stockholder of Dart through any debt transaction. For purposes of the Standstill Order, the phrase "extraordinary actions" means any transaction, contract or agreement, the value of which exceeds $3 million. See Item 3 Legal Proceedings.

Segment Information

See Note 16 to the Consolidated Financial Statements (Item 8 - Financial Statements and Supplementary Data).

Item 2.  Properties

Dart Group Corporation

Dart leases its headquarters building and distribution center of approximately 271,000 square feet in Landover, Maryland from a private partnership in which members of the Haft family own all of the beneficial interests. The lease is for 30 years and six months, commenced in 1985, and provides for increasing rental payments over the term of the lease. The current annual rental is $2,121,000 and the lease requires the additional payment of maintenance, utilities, insurance and real estate taxes. Dart has sublet 210,000 square feet of the headquarters building and distribution center to Trak Auto and 28,000 square feet to Crown Books.

In addition, Dart has a lease agreement with the aforementioned partnership for land near the headquarters building and distribution center. The lease is coterminous with the headquarters building and distribution center lease and provides for current annual rental of $37,000 with increases of 3% per year. Dart, Trak Auto and Crown Books each pay a pro-rata share of the rent in proportion to their use of the headquarters building and distribution center.

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

Trak Auto

All of Trak Auto's 286 stores are leased. As of February 1, 1997, the total minimum payments for Trak Auto's retail stores (excluding closed stores) aggregated approximately $131,198,000 to lease expiration dates. The lease expiration dates (without regard to renewal options) range from 1997 to 2015. Twenty-three of these leases are with entities in which members of the Haft family have all or substantially all the beneficial interest and two are subleased from Crown Books.

Trak Auto leases a 176,000 square foot warehouse located in Bridgeview, Illinois from a private partnership in which Haft family members own all of the partnership interests. The lease is for thirty years and six months, commenced in 1984, and provides for rental payments increasing approximately 15% every five years over the term of the lease. The current annual rental is $754,000. The lease also requires Trak Auto to pay for maintenance, utilities, insurance and real estate taxes on the warehouse. As co-tenant, Dart is jointly and severally liable for the lease obligations.

Trak Auto also leases a 317,000 square foot warehouse located in Ontario, California from a private partnership in which Haft family members own all of the partnership interests. The lease is for 20 years and provides for increasing rental payments, based upon the Consumer Price Index for the Los Angeles area, over the term of the lease. The lease commenced in 1989. The current annual rental is $1,469,000. The lease also requires Trak Auto to pay for maintenance, utilities, insurance and real estate taxes on the warehouse.

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

Crown Books

All of Crown Books' 168 stores are leased. As of February 1, 1997, the total minimum payments for Crown Books' retail stores (excluding closed stores) aggregated approximately $135,087,000 to the lease expiration dates. The lease expiration dates (without regard to renewal options) range from 1997 to 2010. Ten of these leases are with entities in which members of the Haft family have all or substantially all the beneficial interest.

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

Shoppers Food

Shoppers Food leases all of its 34 stores. As of February 6, 1997, the total minimum payments for Shoppers Food's retail stores under lease aggregated approximately $165,453,000 to the lease expiration dates. The lease expiration dates (without regard to renewal options) range from 1997 to 2016. At February 6, 1997, ten of these leases were with entities in which members of the Haft family own all or substantially all the beneficial interest.

Shoppers Food also has a lease agreement with a limited partnership, in which members of the Haft family own half of the beneficial interests, for approximately 86,000 square feet of space in an office building in Lanham, Maryland. The lease commenced January 1991, is for 20 years and the current annual rental is $1,247,000. Shoppers Food has sublet approximately 30,000 square feet of the office to unaffiliated third parties.

Total Beverage

Total Beverage's three stores are leased. As of February 1, 1997, the total minimum payments for Total Beverage's retail stores under lease aggregated approximately $11,722,000 to the lease expiration dates. The lease expiration dates (without regard to renewal options) range from 2002 to 2005. Two lease agreements are with partnerships in which members of the Haft family own all or substantially all the beneficial interest.

Pennsy Warehouse Facility

As previously disclosed, the Executive Committee undertook a legal review of leases covering approximately 533,800 square feet of space in certain warehouses located on Pennsy Drive, Landover, Maryland (the "Pennsy Leases"). By their terms, the Pennsy Leases, which expire in 2016, require annual rental payments of $855,000 subject to escalations based on increases in the Consumer Price Index. The lease terms also require the lessee to pay real estate taxes, insurance, utilities and maintenance expenses. Trak Auto, Crown Books and Shoppers Food utilize space in Warehouses II, III and III Addition at a variable rental (approximately $268,000 per year) dependent on square footage used. This arrangement continues on a month-to-month basis. Warehouse I is vacant. As a result of the Executive Committee's review, on February 10, 1995, Dart filed a complaint in the Circuit Court for Prince George's County, Maryland, alleging breaches of fiduciary duty, waste and other irregularities by certain members of the Haft family and others in connection with the Pennsy Leases and, in particular, with the resumption of rental payments for these warehouses in 1991 following the bankruptcy of the prior tenant. The complaint seeks rescission of the Pennsy Leases, restitution of rent paid since 1991 and other monetary damages. With respect to Pennsy Warehouse II, III and III Addition (but not Pennsy Warehouse I), Dart is paying only that portion of its rent necessary to cover debt service. The balance of the rent called for in these leases is being paid into escrow, pending resolution of this litigation. See Item 3. - Legal Proceedings and Notes 4,5,7, and 8 to the Consolidated Financial Statements.

As part of the RSH Settlement, Ronald S. Haft and Dart agreed to various transactions relating to the Pennsy Leases. The primary intent of these transactions was to transfer ownership of Pennsy Warehouses II, III and III Addition to a Dart-controlled company in which Ronald S. Haft retains an interest, to later transfer Ronald S. Haft's interest in that company to Dart and to reduce the excessive rents paid by Dart. As a result of the RSH Settlement, Dart paid the debt service on the mortgages on Warehouses II and III during fiscal 1997.

In addition, Dart paid the debt service on the mortgage on Warehouse I to the landlord and the difference between the rent and the debt service on the mortgages on Warehouse I, II and III to an escrow account in fiscal 1997.
The total amount paid in fiscal 1997 was $855,000. The transactions are subject to challenges brought by Herbert H. Haft concerning the extent of Ronald S. Haft's ownership interest in certain of the properties. In the event the RSH Settlement is not sustained, the accounting treatment of the transferred interests could be significantly affected. See Note 6 to Dart's Consolidated Financial Statements (Item 8 Financial Statements and Supplemental
Data) and Item 3 - Legal Proceedings.

The Executive Committees of Dart, Crown Books and Trak Auto have also undertaken a legal review of non-Pennsy Warehouse leasing arrangements and real estate related transactions between the Company and Haft-owned entities. On December 17, 1996, Dart, Crown Books and Trak Auto filed a lawsuit against Herbert H. Haft (Chairman of each such company) claiming breach of fiduciary duty, fraud and waste in connection with certain of these lease transactions (other than the Pennsy Leases) with certain partnerships owned beneficially by members of the Haft family. See Item 3 - Legal Proceedings - Lawsuit Against Herbert H. Haft Concerning Haft-Owned Real Estate.

Item 3.  Legal Proceedings

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

In November 1993, Robert M. Haft filed a lawsuit in the Delaware Court of Chancery for New Castle County. The lawsuit names as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, and Bonita A. Wilson, and also names Dart as a nominal defendant. The complaint derivatively alleges interested director transactions, breach of fiduciary duty and waste in connection with the RSH Employment Agreement. Robert M. Haft also brings individual claims for breach of contract and dilution of voting rights in connection with the sale of shares of Class B Common Stock by Herbert H. Haft to Ronald S. Haft and the RSH Employment Agreement. The complaint seeks rescission of the sale of such shares and the RSH Employment Agreement, unspecified damages from the individual directors, and costs and attorneys' fees.

In January 1994, a Special Litigation Committee consisting of two outside, independent directors of Dart, Crown Books and Trak Auto was appointed by the Board of Directors to assess, on behalf of Dart, whether to pursue, settle or abandon the claims asserted in these two derivative lawsuits. (Since the death of one member in December 1994, the Special Litigation Committee has consisted of one director.) In September 1994, the Special Litigation Committee moved for dismissal of certain claims in those derivative lawsuits and for realignment of the parties to permit Dart to prosecute other claims in those derivative lawsuits. Thereafter, the Special Litigation Committee amended its motion and advised the court that it had instituted certain lawsuits concerning related party real estate transactions, (see the Pennsy Warehouse Litigation, described below), and was considering asserting additional claims, certain of which have since been asserted in (see the Lawsuit Against Herbert H. Haft Concerning Haft- Owned Real Estate, described below). The amended motion is still pending before the court.

In connection with the RSH Settlement, on October 11, 1995, the plaintiff shareholders, Ronald S. Haft, CPI, Dart, Trak Auto and Crown Books entered into a Stipulation and Agreement of Compromise, Settlement and Release (the "Stipulation"). Pursuant to the Stipulation, the claims against Ronald S. Haft and CPI will be dismissed on the merits and with prejudice as against the shareholder plaintiffs and Dart and its subsidiaries, if the RSH Settlement and dismissal of these claims are approved by the Delaware Court of Chancery.

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

Pennsy Warehouse Litigation

In fiscal 1995, the Executive Committee of Dart's Board of Directors undertook a legal review of the Pennsy Leases. By their terms, the Pennsy Leases, which expire in 2016, require annual rental payments of $855,000 subject to escalation based on increases in the Consumer Price Index. The lease terms also require the lessee to pay real estate taxes, insurance, utilities, and maintenance expenses. At January 31, 1997, Dart had reserved approximately $18.5 million for the obligations represented by the Pennsy Leases.

As a result of this review, on February 10, 1995, Dart filed a complaint (the "Pennsy Warehouse Litigation") in the Circuit Court for Prince George's County, Maryland, alleging breaches of fiduciary duty, waste and other irregularities by certain members of the Haft family and others in connection with the Pennsy Leases and, in particular, with the resumption of rental payments for these warehouses in 1991 following the bankruptcy of the prior tenant, Dart Drug Stores, Inc. The complaint seeks rescission of the Pennsy Leases, restitution of approximately $6 million of rent and other expenses paid since 1991 and other monetary damages.

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

Herbert H. Haft Proxy Litigation

In connection with Herbert H. Haft's sale of 172,730 shares of Class B Common Stock to Ronald S. Haft on July 28, 1993 (the "Stock Sale Agreement"), Ronald
S. Haft purportedly granted Herbert H. Haft an irrevocable proxy (the "Proxy") to vote these shares of stock to the same extent and with the same effect as Ronald S. Haft might or could do under any applicable laws or regulations governing the rights and powers of shareholders of Dart," until Herbert H. Haft's death or incapacitation. On June 30, 1995, Ronald S. Haft sent a letter to Herbert H. Haft purportedly revoking this proxy.

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

As part of the RSH Settlement, on October 6, 1995, Dart purchased from Ronald
S. Haft the 172,730 shares of Class B Common Stock that were subject to the Proxy and placed the shares in treasury. See Note 6 to Dart's Consolidated Financial Statements (Item 8 - Financial Statements and Supplemental Data).

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

On December 5, 1996, Herbert H. Haft filed a motion for partial summary judgment in which he asserted two arguments based upon Section 160(c) of the Delaware General Corporation Law. Section 160(c) provides that the shares of capital stock "belonging to" a corporation are not entitled to vote. Herbert H. Haft maintained that (i) notwithstanding Section 160(c), the 172,730 Class B shares that Dart purchased in the RSH Settlement on October 6, 1995 do not "belong to" Dart and are still subject to the Proxy, and (ii) Section 160(c) does not permit the Trust Shares to be voted because those shares "belong to" Dart, not Ronald S. Haft. Dart opposed this motion for partial summary judgment and, on March 14, 1997, the Delaware Chancery Court denied Herbert H. Haft's motion in its entirety.

A trial date has not yet been scheduled. In the event Herbert H. Haft prevails at trial, there could be a significant effect in the accounting treatment for the RSH Settlement that has been reflected in the Company's financial statements. See Note 6 to Dart's Consolidated Financial Statements (Item 8).

Standstill Order

In connection with the legal challenges to the RSH Settlement raised by RGL and Herbert H. Haft, on December 6, 1995, the Delaware Court of Chancery entered the Standstill Order, which restricts certain actions by Dart. Without further order of the court, Dart may not (i) change its Certificate of Incorporation or Bylaws; (ii) change the current composition of Dart's Board of Directors (Herbert H. Haft, Ronald S. Haft, Larry G. Schafran, Bonita A. Wilson and Douglas M. Bregman) or any of its subsidiaries; (iii) change the current Haft family officers of Dart or any of its subsidiaries; or (iv) issue any additional securities of Dart or any of its subsidiaries (except employee stock options issued in the ordinary course of business). In addition, without first giving Herbert H. Haft and the other parties to the Section 225 Action not less than seven days written notice, Dart may not take any extraordinary actions, including but not limited to actions that would result in (a) the liquidation of Dart or any of its subsidiaries, (b) the sale of any major subsidiary of Dart or (c) the disadvantage of any Class B stockholder of Dart through any debt transaction. For purposes of the Standstill Order, the phrase "extraordinary actions" means any transaction, contract or agreement, the value of which exceeds $3.0 million.

Lawsuit Against Herbert H. Haft Concerning Haft-Owned Real Estate

On December 17, 1996, Dart, Crown Books and Trak Auto filed a lawsuit captioned Dart Group Corporation, et al. v. Herbert H. Haft, Civ. A. No. 96-26474, in the Circuit Court for Prince George's County, Maryland, seeking damages from Herbert H. Haft for breach of fiduciary duty, fraud and waste arising from a series of lease transactions (other than the Pennsy Warehouse Leases) between Dart and certain partnerships owned beneficially by members of the Haft family. The complaint alleges that Herbert H. Haft exploited the dominance and control he enjoyed as an officer, director and controlling stockholder of Dart to enrich himself and other members of the Haft family unlawfully and unfairly at the expense of the public stockholders of Dart, Crown Books and Trak Auto. In particular, the complaint charges that Herbert H. Haft (i) caused Trak Auto to surrender favorable retail store leases and subleases in Haft-owned shopping centers in exchange for new leases less favorable to Trak Auto; (ii) required Crown Books to relinquish its favorable lease in a particular shopping center in suburban Washington, D.C. and to enter into a new lease with a Haft family partnership for a new location in the same shopping center at a rent rate equal to 450 percent of the prior lease; (iii) caused Dart, Crown Brooks and Trak Auto to enter into exorbitant long-term leases for warehouse and distribution facilities that were purchased and developed by Haft family partnerships for the purpose of leasing those facilities to these companies as captive tenants;
(iv) induced Dart and Trak Auto to lease retroactively from a Haft family partnership a 2.66 acre wooded lot for which the companies had no use; and (v) caused Trak Auto to purchase certain used warehouse equipment from a Haft family partnership for more than 700 percent of the price contemplated by the original equipment lease.

Lawsuit Against Herbert H. Haft in Washington, D.C.

On December 17, 1996, Dart, Crown Books and Trak Auto also filed a lawsuit captioned Dart Group Corporation, et al. v. Herbert H. Haft, Civ. A. No. 96-CV-2788, in the U.S. District Court for the District of Columbia naming Herbert H. Haft as defendant. In this action, Dart, Crown Books and Trak Auto have advanced claims for breach of fiduciary duty, civil conspiracy and tortious interference with contracts. The companies allege that Herbert H. Haft wrongfully imposed Robert M. Haft's excessively generous employment contracts upon Dart and Crown Books, later breached those contracts for personal reasons and then, due in large part to a personal conflict of interest, mishandled the defense to Robert M. Haft's wrongful termination lawsuit. Dart, Crown Books and Trak Auto seek to recover the approximately $38 million paid to Robert M. Haft in satisfaction of the judgment in his wrongful termination suit, approximately $5 million in attorneys' fees incurred by the companies in defense of that litigation, and punitive damages.

Possible Settlements

On April 21, 1997, Dart reached a conditional settlement agreement in principle with Herbert H. Haft. If the settlement contemplated by the conditional agreement in principle is implemented, Herbert H. Haft would retire from his positions as Chairman of Dart, Shoppers Food, Trak Auto and Crown Books. Herbert H. Haft also would relinquish his claim to voting control of Dart.

Under the settlement contemplated by the conditional agreement in principle, Herbert H. Haft would sell to Dart, Trak Auto and Crown Books all of his shares of stock and stock options in these companies. The settlement also would terminate Herbert H. Haft's employment agreement with Dart and resolve all outstanding litigation and disputes between Dart and Herbert H. Haft. Herbert
H. Haft would also assign certain real estate interests to Dart.

Herbert H. Haft would receive approximately $30 million from Dart if the settlement is implemented. Herbert H. Haft would also receive an additional $11.6 million from escrowed funds previously paid by Dart to Ronald S. Haft as part of the RSH Settlement (plus $700,000 interest on those funds). The conditional agreement in principle also contemplates that Dart would make a $10 million loan to a partnership owned by Herbert H. Haft and Ronald Haft, which loan would be secured by such partnership's interests in three shopping centers located in suburban Washington, D.C. and would be personally guaranteed by Ronald S. Haft.

Implementation of the conditional agreement in principle is subject to the negotiation of a definitive settlement agreement satisfactory to Dart and Dart's receipt of satisfactory advice from its investment bankers. The conditional agreement in principle states that it will terminate if a definitive settlement agreement is not entered into by May 9, 1997.

The conditional agreement in principle is also conditioned on Dart's entering into a supplemental settlement with Ronald S. Haft and a comprehensive settlement with RGL. Negotiations with respect to these related settlements are currently underway. Current settlement discussions contemplate that Dart, Trak Auto and Crown Books would collectively pay approximately $50 million in exchange for all of RGL's equity interests in these companies and certain real estate interests. There can be no assurance that such settlements will be reached or as to the terms or timing of any settlement, if one occurs.

Closing of the transactions contemplated by the conditional agreement in principle also is subject to (i) final and non-appealable action by the Delaware Court of Chancery or the Delaware Supreme Court approving all of the terms of the settlement, terminating certain putative derivative actions pending with respect to Dart and Crown Books in the Delaware Court of Chancery, and approving the RSH Settlement and the supplemental settlement between Dart and Ronald S. Haft, and (ii) final and non-appealable action by the U.S. Bankruptcy Court approving the effectiveness of Chapter 11 plans of reorganization for certain real estate entities owned by Haft family members.

There can be no assurance that a definitive settlement agreement between Dart and Herbert H. Haft will be entered into and that the transactions contemplated by the conditional agreement in principle will be implemented.

Any settlement with RGL (including any financing of such settlement) would require further order of the Delaware Court of Chancery under the Standstill Order and could be opposed by Herbert H. Haft if Dart does not settle with him.

A closing of any settlement with RGL would be subject to available financing and the proposed settlement with Herbert H. Haft would be subject to the receipt of advice by Dart from its financial advisor that adequate financing would be available at closing. Dart and its subsidiaries do not presently have cash available to pay the approximately $90 million (including the loan of $10 million) contemplated by the possible settlements but are considering various options to finance them. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Other

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, liabilities, if any, will not have a material adverse effect upon the consolidated financial condition and results of operations of the Company.

The Company recorded legal expenses of approximately $22.4 million, $7.2 million and $18.4 million during the years ended January 31, 1997, 1996 and 1995, respectively. These amounts include estimated future expenses that likely will be necessary to resolve all litigation discussed above.

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

Class A Common Stock
--------------------                                           Dividends
                                                               Declared
Quarter Ended                                 High      Low    Per Share
-------------                               --------  -------  ---------
April 30, 1995                               98        73       .03 1/3
July 31, 1995                                96        83 3/4   .03 1/3
October 31, 1995                            100        79       .03 1/3
January 31, 1996                             96 1/2    88 1/4   .03 1/3

April 30, 1996                               95 1/8    81 3/4   .03 1/3
July 31, 1996                                96 1/2    75       .03 1/3
October 31, 1996                             87 3/4    99 1/2   .03 1/3
January 31, 1997                            100        84       .03 1/3

There were approximately 320 record holders of the Class A Common Stock as of April 30, 1997.

No public trading market exists for the Class B Common Stock. Dart has never paid dividends to the holders of Class B Common Stock and does not expect to do so in the foreseeable future. There were four record holders of the Class B Common Stock as of April 30, 1997. See Item 3 - Legal Proceedings.

Item 6.   Selected Financial Data

Income Statement Data:  (dollars in thousands, except per share data)

                                                     Fiscal Year
                         ------------------------------------------------------------------
                            1997          1996          1995          1994          1993
                         ----------    ----------    ----------    ----------    ----------
Revenues                 $  668,089    $  678,136    $  967,428    $1,376,543    $1,272,677
Expenses                    696,491       690,819     1,047,149     1,369,574     1,251,458
Unusual items                  -             -             -             -            3,894
Income (loss) before
  minority interests
  and income from
  unconsolidated
  subsidiary                (28,186)      (18,832)      (78,022)         (225)       11,652
Income (loss) from
  unconsolidated
  subsidiary                 11,405        10,055            (5)          -             -
Minority interests (1)           88        (4,647)        4,235        (6,512)       (8,143)
Income (loss) before
  extraordinary item and
  cumulative effect of
  accounting change         (16,693)      (13,424)      (73,792)       (6,737)        3,509
Extraordinary item:
  Repurchase of
    debentures                 -             -             -              -            (885)
Cumulative effect of
  change in accounting
  principle (2)                -             -             -              -           1,135
                         ----------    ----------    ----------    ----------    ----------
Net Income (loss)        $  (16,693)   $  (13,424)   $  (73,792)   $   (6,737)   $    3,759
                         ==========    ==========    ==========    ==========    ==========

Per share data:
Income (loss) before
  extraordinary item and
  cumulative effect of
  accounting change      $    (8.73)   $    (7.36)   $   (39.57)   $    (4.10)   $     1.91
Extraordinary item:
  Repurchase of
    debentures                 -             -             -              -            (.48)
Cumulative effect of
  change in account-
  ing principle (2)                         -             -               -             .62
                         ----------    ----------    ----------    ----------    ----------
Net Income (loss)        $    (8.73)   $    (7.36)   $   (39.57)   $    (4.10)   $     2.05
                         ==========    ==========    ==========    ==========    ==========

Cash dividends
  declared per share
  of Class A common
  stock                  $     0.13    $     0.13    $     0.13    $     0.13    $     0.13
                         ==========    ==========    ==========    ==========    ==========



Balance Sheet Data                        (dollars in thousands)
------------------                             Fiscal Year
                              -------------------------------------------------
                                1997     1996     1995     1994     1993
                              -------- -------- -------- -------- ------
Working capital               $ 90,262 $119,101 $180,415 $281,242 $267,801
Total assets (1)               450,172  470,565  706,489  802,898  722,379
Long-term obligations           58,067   67,641  170,417  151,818  120,231
Stockholders' Equity           118,356  134,576  199,363  274,307  279,239

(1) As of January 31, 1997 Dart owned 67.1% of the common stock of Trak Auto and 52.3% of the common stock of Crown Books.

           The accounts of Shoppers Food are consolidated with Dart's through May 28, 1994, but not thereafter, as a result of a reduction of Dart's ownership to 50%. Dart's investment in Shoppers Food is reflected in the financial statements using the equity method of accounting for periods subsequent to May 28, 1994.

           The accounts of the CMREC joint ventures are consolidated with Dart's through October 6, 1995, but not thereafter, because, as a result of the RSH Settlement, CMREC's economic interests in these partnerships were reduced. In the event the RSH Settlement is not sustained, the accounting treatment of the transfer of the CMREC economic interests could be significantly affected.

(2) The 1993 cumulative effect of a change in accounting principles was the result of Trak Auto's adopting Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Information

Dart does not conduct operations except through its subsidiaries, Trak Auto, Crown Books, Total Beverage and, after February 6, 1997, Shoppers Food. Because Dart has no operations other than through its subsidiaries, the results of operations for Dart are reflected in the results of operations set forth below under headings relating to each subsidiary. As a holding company, Dart has served primarily to provide administrative support and strategic oversight and direction to its subsidiaries and their businesses.

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

On September 7, 1994, the Board of Directors of Dart established an Executive Committee comprised of Dart's outside directors to conduct the affairs of Dart with respect to matters that were the subject of disputes between the Chairman of the Board and Chief Executive Officer of Dart, Herbert H. Haft, and the then President and Chief Operating Officer of Dart, Ronald S. Haft. On October 11, 1994, the Boards of Directors of Trak Auto, Crown Books and Total Beverage each established an Executive Committee of their respective Board of Directors comprised of the same outside directors, with authority parallel to that of Dart's Executive Committee. The disputes between Herbert H. Haft and Ronald S. Haft concerning issues involving Dart have been extensive. Accordingly, the Executive Committee assumed day-to-day involvement in these disputed issues and other matters affecting Dart, in particular matters relating to litigation to which Dart is a party. While the Executive Committee remains involved in the day-to-day affairs of Dart, its continuing role is dependent upon future developments.

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

Management believes that litigation between the Company and Haft family members has had an adverse impact on the Company's results of operations, financial position and liquidity. During fiscal 1997, Dart and Crown Books paid approximately $21.0 million and $16.9 million (including interest of approximately $3.3 million), respectively to Robert M. Haft for satisfaction of a judgement awarded to him in March 1995 (the "RMH Judgement"). During fiscal 1996, the RSH Settlement reduced cash by approximately $50 million and shareholders' equity by approximately $56 million. Also during fiscal 1997 and 1996, in connection with the RSH Settlement and litigation involving Haft family members, the Company paid approximately $10.4 million and $12.4 million respectively, in legal fees. Management believes that the continued uncertainty relating to the control of Dart and the surrounding litigation has affected the Company's reputation among banks, vendors and landlords and made the Company's efforts to recruit highly-qualified personnel more difficult. The uncertainty surrounding control of Dart (and the associated effects of such uncertainty) may continue until pending litigation is adjudicated or settled.

Dart is engaged in discussions with Haft family members to explore opportunities to settle litigation pending between the parties. On April 21, 1997, Dart reached a conditional settlement agreement in principle with Herbert
H. Haft. See Item 3 - Legal Proceedings - Possible Settlements. There can be no assurance that any definitive settlement will be reached or as to the terms or timing of any settlement, if one occurs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Outlook

Except for historical information, statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking. Actual results may differ materially due to a variety of factors, including the results of ongoing litigation (or settlements of litigation), the Company's ability to effectively compete in the highly competitive retail book store and automotive parts aftermarket industries, the effect of national and regional economic conditions, and the availability of capital to fund operations. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

The litigation and any settlement of litigation involving the Haft family members could pose a threat to Dart's liquidity. See "Possible Settlements" below.

On February 6, 1997, Dart acquired the other 50% interest in Shoppers Food that it did not already own for $210 million (the "Acquisition"). Dart financed the Acquisition through the application of $137.2 million in net proceeds raised from an offering of Increasing Rate Senior Notes due 2000 (the "Senior Notes") of SFW Acquisition Corp., a newly created wholly-owned subsidiary of Dart, and a $72.8 million bridge loan. Immediately after the Acquisition, SFW Acquisition Corp. merged into Shoppers Food (with Shoppers Food becoming obligor on the Senior Notes) and Shoppers Food repaid the bridge loan from existing cash and liquidation of short-term investments. Dart intends to analyze the options available to it with regard to Shoppers Food, which options include, among others, refinancing of the Senior Notes or a sale of all or part of Shoppers Food. Any such transaction may require further order of the Delaware Court of Chancery under the Standstill Order and may be opposed by Herbert H. Haft or the other parties to the Section 225 Action.

Crown Books' believes that its superstore concept presents growth opportunities and intends to open new superstores in existing and possibly new markets. Realizing these opportunities is dependent upon the successful performance of the superstores. In the past, superstores have generated higher sales at converted locations as well as higher gross margins as a result of a change in product mix. Crown Books' believes that, as the superstores mature and as the number of stores and total sales increases, operating expenses as a percentage of sales will decrease.

The retail book market is highly competitive. Crown Books and the two largest book chains continue to open additional new stores each year in Crown Books' markets, thereby continuing to increase the overall level of competition. Management believes that the markets in which it operates will remain highly

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

competitive in the foreseeable future and, as a result, Crown Books will be challenged to significantly improve operating results in fiscal 1998.

Trak Auto believes that its superstore concept presents significant growth opportunities and intends to open new Super Trak and Super Trak Warehouse stores in existing and possibly new markets. In the past, these superstores have generated higher sales at locations converted from Classic Trak stores as well as higher gross margins as a result of a change in product mix (increased hard parts). Trak Auto believes that as superstores mature, operating expenses as a percentage of sales will decrease.

The automotive aftermarket is a highly competitive market place. As a result, the industry is consolidating with independent operators and small chains either going out of business or being acquired by larger competitors. Additionally, the do-it-yourself customer base is shrinking due to the increased complexity of automobiles, increased incidences of leasing, and the availability of well maintained leased vehicles entering the used car market. Trak Auto's management believes that the markets in which it operates will remain highly competitive in the foreseeable future and, as a result, that Trak Auto will be challenged to improve operating results in fiscal 1998.

Trak Auto, Crown Books and Total Beverage intend to continue their practice of reviewing the profitability trends and prospects of existing stores. These companies may from time to time close, relocate or sell stores (or groups of stores) that are not satisfying certain performance objectives. Crown Books currently anticipates closing approximately 29 Classic Crown Books stores, 12 non-prototype Super Crown Books stores and relocating one prototype Super Crown Books store during fiscal 1998.

Liquidity and Capital Resources

Cash, including short-term instruments and U.S. government and other marketable debt securities, is the Company's primary source of liquidity. Cash, including short-term instruments and U.S. government and other marketable debt securities decreased by $41,956,000 to $45,372,000 at January 31, 1997 from $87,328,000 at
January 31, 1996. This decrease was primarily due to the payment of the RMH Judgment, to funding loss operations at Dart and Crown Books and to capital expenditures for Trak Auto and Crown Books. The decrease was partially offset by funds received from Ronald S. Haft as a result of the sale of CMREC joint ventures and a $5.0 million dividend received from Shoppers Food.

For the year ended January 31, 1997, the Company realized a pre-tax yield of approximately 5.2% on United States Treasury Bills and approximately 6.4% on the marketable debt securities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Operating activities used $42,840,000 of the Company's funds for the year ended January 31, 1997 compared to $30,718,000 for the same period one year ago. The primary use of cash for the year ended January 31, 1997 was for payment of the RMH Judgment, Crown Books merchandise inventory purchases and for funding loss operations at Dart and Crown Books.

Investing activities provided $15,775,000 to the Company for the year ended January 31, 1997, compared to $17,287,000 for the same period last year. The net dispositions of United States Treasury Bills and marketable debt securities provided cash in the current year and was partially offset by capital expenditures.

Financing activities provided $11,943,000 to the Company during the year ended January 31, 1997 primarily as a result of the repayment of a $11.6 million note receivable from Ronald S. Haft. Financing activities used $49,179,000 of the Company's funds during the year ended January 31, 1996 primarily due to distributions of approximately $50.0 million to Ronald S. Haft in connection with the RSH Settlement. In February 1997, the Company used $72.0 million of Shoppers Food's existing cash and $137.2 million in net proceeds received from the sale of the Senior Notes to finance the Acquisition. If Shoppers Food is not sold in fiscal 1998, the Company expects to refinance the Senior Notes, the interest rate on which increases 50 basis points every three months commencing on August 1, 1997. The indenture under which the Senior Notes were issued contains various restrictive covenants, including a limitation on the payment of dividends by Shoppers Food to Dart. Any refinancing agreement would likely contain similar restrictive covenants.

Historically, Dart and each of its subsidiaries generally funded their respective requirements for working capital and capital expenditures with net cash generated from operations and existing cash resources. However, the Company's cash, including marketable debt securities, decreased by approximately $42.0 million in fiscal 1997 and $104.4 million in fiscal 1996. In fiscal 1997, Crown Books and Trak Auto entered into revolving credit facilities.

Dart's working capital needs primarily consist of funding any operating losses of Total Beverage, payroll and legal fees. Dart expects to meet its working capital needs in fiscal 1998 from existing cash and short-term investments and a $10.0 million dividend declared by Shoppers Food in February 1997 (permitted by the Senior Note indenture).

The primary capital requirements of Crown Books relate to new store openings and investments in management information systems. Crown Books believes that the resources required for a new store generally approximate $800,000, including inventory purchases, net of accounts payable, and the costs of store fixtures and leasehold improvements, net of landlord contributions. During

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

fiscal 1998, Crown Books expects to open approximately 40 Super Crown
Books stores (but may open fewer stores) requiring cash expenditures of approximately $32.0 million. Crown Books has entered into lease agreements to open nine new Super Crown Books stores, in fiscal 1998. Crown Books expects to have cash expenditures of approximately $2.5 million related to stores that have been closed or will be closed, in fiscal 1998. Crown Books expects to meet its working capital and capital expenditures with cash generated from improving its inventory turnover, its operations and borrowing under its revolving credit agreement. Crown Books had $25.0 million available for borrowing under its revolving credit facility at February 1, 1997. There can be no assurances that Crown Books will have adequate resources to meet its cash flow requirements for projected store openings if it does not improve its inventory turnover.

In connection with its expansion program, Crown Books anticipates increasing its borrowing under its revolving credit facility, subject to limitations contained in the loan agreement. To increase the limit from $25.0 million to $35.0 million, Crown Books is required to maintain a minimum tangible net worth of $73.0 million as of the fiscal year end preceding the election and for each fiscal year end thereafter, and to maintain a minimum tangible net worth of $70.0 million as of the election date and thereafter, in addition to other covenants. To increase the limit from $35.0 million to $50.0 million, Crown Books is required to maintain a minimum tangible net worth of $75.0 million as of the fiscal year end preceding the election and for each fiscal year end thereafter, in addition to other covenants. As of February 1, 1997, Crown Books' tangible net worth was $84.5 million. There can be no assurance that Crown Books' tangible net worth will meet the requirements to increase its revolving credit facility availability above the current $25.0 million limit. There also can be no assurance that if the limit is increased above $25.0 million, that Crown Books' will maintain the required minimum tangible net worth and that it would be able to pay down the revolving credit facility as required.

Trak Auto funds its requirements for working capital and capital expenditures with net cash generated from operations and existing cash resources. Trak Auto's primary capital requirements relate to remodelings and new store openings (including inventory purchases and the costs of store fixtures and leasehold improvements). As of February 1, 1997, Trak Auto had entered into lease agreements to open seven new stores.

In December 1996, Trak Auto entered into a revolving credit facility with a finance company to borrow up to $25.0 million. The credit facility has an original term of three years. Borrowings are limited to eligible inventory levels and are secured by Trak Auto's inventory, accounts receivable and proceeds from the sale of those assets. The credit facility contains certain restrictive covenants and a maximum leverage ratio covenant. The covenants include a limitation of $25.0 million on amounts paid (including a $20.0 million limitation on amounts guaranteed) to settle disputes with Haft family members.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Trak Auto did not borrow under the credit facility during the year ended February 1, 1997.

Shoppers Food has four signed lease agreements for new stores to be opened over the next 12 to 18 months. Shoppers Food expects to fund working capital needs, capital expenditures for new stores and interest payments on the Senior Notes with cash provided by operations.

Total Beverage is considering locations for new stores and may open one or more new stores in fiscal 1998 in the Chicago, Illinois metropolitan area.

Funding of Possible Settlements

Dart has reached a conditional settlement agreement in principle with Herbert
H. Haft and is currently negotiating a possible settlement with RGL as well as a possible supplemental settlement agreement with Ronald S. Haft. See Item 3 - Legal Proceedings - Possible Settlements. The aggregate payments estimated to be paid by Dart and its subsidiaries in connection with these possible settlements is approximately $90 million (including a loan of $10 million), part of which would be deferred. It is anticipated that Dart would pay substantially all of this amount, though a portion (yet to be determined) could be allocated to Trak Auto and Crown Books. Allocation of any actual settlement obligations among the companies would be in proportion to reflect relative benefits each company receives, as determined by their boards of directors after consultation with outside advisors.

Dart and its subsidiaries do not presently have cash available to pay the approximately $90 million contemplated by the possible settlements, but are considering various options to finance them, if they occur. Dart may sell all or part of Shoppers Food or, if it is not sold, use Shoppers Food's existing cash and proceeds from new debt financing by Shoppers Food. However, there can be no assurance that Dart would obtain any such financing or as to the terms of any financing, if it is obtained. Trak Auto and Crown Books anticipate that they would pay their portion of the settlement obligations from borrowings under their respective credit facilities.

It has been suggested that Dart sell one or all of its subsidiaries and possibly liquidate. Dart has no plan to liquidate. However, Dart has explored the possible sale of Shoppers Food and may be open to the possibility of other strategic opportunities.

At January 31, 1997

Working capital decreased $28,839,000 to $90,262,000 during the year ending January 31, 1997. The decrease was primarily due to capital expenditures for

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

new Trak Auto and Crown Books stores; Dart, Crown Books and Total Beverage operating losses and decreased operating results at Trak Auto. The decreases were partially offset by a $5.0 million cash dividend from Shoppers Food and the repayment of a $11.6 million note receivable from Ronald S. Haft.

At January 31, 1996

Working capital decreased $61,314,000 to $119,101,000 during the year ending January 31, 1996. The decrease was primarily due to loans made to Ronald S. Haft in connection with the RSH Settlement, capital expenditures for new Trak Auto and Crown Books stores and Trak Auto's Pittsburgh acquisition and common stock repurchase and was partially offset by Trak Auto's operating results and a cash dividend payment from Shoppers Food and CMREC joint venture distributions.

Results of Operations

"Fiscal 1997" means the year ended January 31, 1997, with respect to Dart, and the year ended February 1, 1997, with respect to Trak Auto, Crown Books and Total Beverage. "Fiscal 1996" means the year ended January 31, 1996, with respect to Dart, and the year ended February 3, 1996, with respect to Trak Auto, Crown Books and Total Beverage. "Fiscal 1995" means the year ended January 31, 1995, with respect to Dart, and the year ended January 28, 1995, with respect to Trak Auto, Crown Books and Total Beverage.

Fiscal 1997 Compared to Fiscal 1996

Trak Auto

During fiscal 1997, Trak Auto opened or converted 14 Super Trak stores and 14 Super Trak Warehouse stores and closed or converted 13 Classic Trak stores and five Super Trak stores. At February 1, 1997, Trak Auto had 286 stores, including 122 Super Trak stores and 44 Super Trak Warehouse stores.

Sales of $345,984,000 for fiscal 1997 (52 weeks) increased by $3,742,000 or 1.1% compared to fiscal 1996 (53 weeks). The increase was primarily due to Trak Auto's entry into the Pittsburgh, Pennsylvania market in January 1996 and to increased sales in the Washington, D.C. and Chicago, Illinois markets during the first quarter of fiscal 1997 resulting from harsh winter conditions. The increases were partially offset by a decline in sales for the Los Angeles, California market where three stores were closed in fiscal 1997. The extra week of sales in fiscal 1996 was approximately $6,000,000. Comparable sales (stores open more than one year) decreased 1.7% in fiscal 1997 compared to the 52 weeks ended February 3, 1996. Sales for comparable Super Trak Warehouse stores increased 0.3% in fiscal 1997. Sales for comparable Super Trak stores decreased 1.6% in fiscal 1997. Sales for

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

comparable Classic Trak stores decreased 2.3% in fiscal 1997. Sales for Super Trak and Super Trak Warehouse stores represented 64.6% of total sales during fiscal 1997 compared to 56.2% for fiscal 1996.

Interest and other income decreased by $772,000 in fiscal 1997 when compared to fiscal 1996. The decrease was primarily due to reduced interest income as a result of a decrease in funds available for short-term investments.

Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 75.9% in fiscal 1997 compared to 74.1% in fiscal 1996. The increases were primarily due to a decrease in gross margins as a result of competitive pressures, higher store occupancy costs for larger stores with newer leases, and increased distribution costs due to broader geographical delivery areas and increased SKU's supplied to Super Trak Warehouse stores.

Selling and administrative expenses as a percentage of sales were 20.9% in fiscal 1997 compared to 20.3% in fiscal 1996. The increase was primarily due to increased payroll costs.

Depreciation and amortization expenses increased $1,203,000 in fiscal 1997 compared to fiscal 1996. The increase was primarily due to increases in store fixed assets as a result of the opening and conversion of stores to Super Trak or Super Trak Warehouse stores and the stores in new markets.

Interest expense increased $67,000 in fiscal 1997 compared to fiscal 1996.

Net income decreased $6,206,000 from $7,290,000 in fiscal 1996 to $1,084,000 in fiscal 1997 as a result of the foregoing factors.

The effective income tax rate was 25.0% in fiscal 1997 compared to 36.4% in fiscal 1996. The decrease was primarily the result of a decrease in taxable income while a permanent tax difference remained relatively unchanged.

Crown Books

During fiscal 1997, Crown Books opened 27 Super Crown Books stores while closing 29 Classic Crown Books stores and two Super Crown Books stores. At February 1, 1997, Crown Books had 168 stores, including 109 Super Crown Books stores.

Sales of $287,737,000 for fiscal 1997 (52 weeks) increased by $4,262,000 or 1.5% compared to fiscal 1996(53 weeks). The increase was primarily due to the 27 new Super Crown Books stores opened during the year and the maturity of Super Crown Books stores opened in fiscal 1996. Comparable sales (sales for stores open for 13 months) decreased 2.1% for fiscal 1997. However, comparable sales for the new prototype superstore increased 5.1% during fiscal

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

1997. Sales for Super Crown Books stores represented 78.4% of total sales for fiscal 1997 compared to 66.7% of total sales for fiscal 1996. Super Crown Books sales of $225,543,000 for fiscal 1997 increased 19.2% over sales for fiscal 1996. Sales for comparable Super Crown Books stores, however, decreased 1.9% in fiscal 1997. Sales for comparable classic Crown Books stores decreased 2.7% during fiscal 1997.

Interest and other income decreased by $1,929,000 during fiscal 1997 when compared to fiscal 1996. The decrease was due to reduced interest income as a result of decreased funds available for short-term investments.

Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 81.2% for fiscal 1997 compared to 81.8% for fiscal 1996. The decrease was primarily due to increased gross margins as a result of taking advantage of vendor discounts, an improvement in the sales mix and a change in the sales discount policy and were partially offset by increased store occupancy costs.

Selling and administrative expenses as a percentage of sales were 18.9% for fiscal 1997 compared to 18.0% for fiscal 1996. The increase was primarily due to increased store and administrative payroll costs.

Depreciation expense increased $292,000 for fiscal 1997 compared to fiscal 1996. The increase was primarily due to an increase in fixed assets as a result of new Super Crown Books stores.

Interest expense decreased by $164,000 due to reduced interest expense for the RMH Judgement as a result of its payment in August 1996. The increase was partially offset by interest on borrowings under the Crown Books revolving credit facility.

During fiscal 1997, Crown Books reversed approximately $3,865,000 of its restructuring reserve and approximately $1,052,000 of its closed store reserve. The reversals resulted from (i) management's decision not to close certain stores, (ii) stores that were closed under negotiated lease settlements that were more favorable than expected and(iii) the postponement of certain store closing dates. The remaining closed store and restructuring reserves relate to 83 stores with lease obligations primarily through the next three fiscal years.

Crown Books had a net loss of $860,000 in fiscal 1997 compared to net income of $3,704,000 in fiscal 1996 as a result of the foregoing factors.

Crown Books has recorded a tax benefit of $578,000 in fiscal 1997 as compared to income tax expense $1,977,000 in fiscal 1996. In fiscal 1997, the effective tax rate was 40.2% compared to 34.8% in fiscal 1996 due primarily to

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

state income tax benefits associated with Crown Books net operating losses.

Total Beverage

During the year ended January 31, 1997, Total Beverage closed one store due to disappointing sales volume. At January 31, 1997, Total Beverage had three stores.

Total Beverage sales were $30,097,000 during fiscal 1997 compared to $29,444,000 for fiscal 1996. The increase was due primarily to sales at the newest store in McLean, VA.

Cost of sales and store occupancy as a percentage of sales were 81.2% during fiscal 1997 compared to 82.0% for fiscal 1996. The decrease was primarily due to increased gross margins, primarily due to the results at the McLean, VA store compared to the results of the store that was closed.

Selling and administrative expenses as a percentage of sales were 21.7% during fiscal 1997 compared to 22.1% in fiscal 1996 primarily due to reduced advertising costs.

Total Beverage recorded a net operating loss of $1,132,000 during fiscal 1997 compared to a net operating loss of $1,422,000 (excluding accrual and reversal of closed store reserves) during fiscal 1996. The net operating loss in fiscal 1997 included approximately $638,000 paid to outside consultants that were retained to assist in the development and implementation of a strategic business plan.

Dart Group and Other Corporate

Interest and other income decreased $3,344,000 during fiscal 1997 when compared to fiscal 1996. The decrease was primarily due to reduced funds available for short-term investment as a result of funds disbursed pursuant to the RSH Settlement in fiscal 1996 and the RMH Judgement in fiscal 1997.

Administrative expenses increased $10,549,000 during fiscal 1997 primarily due to accrued legal expenses.

Interest expense decreased $1,056,000 during fiscal 1997 due to reduced interest as a result of payment on the RMH Judgment.

Dart's investment in Shoppers Food is reflected in the accompanying financial statements using the equity method of accounting for periods subsequent to May 28, 1994.

Shoppers Food revenue for the the year ended February 1, 1997 was

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

$862,395,000. Operating income for the year ended February 1, 1997 includes approximately a $400,000 increase in accrued insurance, $850,000 increase in closed store reserve and $456,000 in salary increases. Depreciation and amortization expense was $8,720,000 for the year ended February 1, 1997.

Trak Auto, Crown Books and Shoppers Food file separate income tax returns. CMREC and Total Beverage are included in Dart's income tax returns. However, effective with the income tax return for the twelve months ended January 31, 1998, Shoppers Food will be included in Dart's income tax return. Dart's current net operating loss was not tax benefitted as a result of the complete utilization of all available carrybacks.

As a result of Dart's operating loss for fiscal 1997, a net tax operating loss carryforward of $27,609,000 was created. Dart's cumulative total net tax operating loss carryforward is $66,102,000. All net operating loss carryforwards will expire by fiscal 2012. In addition, Dart has an Alternative Minimum Tax credit carryforward of approximately $1,010,000. Dart has a deferred tax valuation allowance of $33,474,000 as of January 31, 1997. Management continues to evaluate the adequacy of this valuation allowance.

Fiscal 1996 Compared to Fiscal 1995

Trak Auto

During fiscal 1996, Trak Auto opened or converted 17 Super Trak stores and 23 Super Trak Warehouse stores and closed or converted 36 Classic Trak stores and ten Super Trak stores. At February 3, 1996, Trak Auto had 276 stores, including 113 Super Trak stores and 30 Super Trak Warehouse stores.

Sales of $342,242,000 for fiscal 1996 decreased by $6,357,000 or 1.8% compared to fiscal 1995. The decrease was primarily due to lower sales during the 13 weeks ended April 29, 1995 compared to the 13 weeks ended April 30, 1994, as a result of the mild winter conditions in Chicago and Washington, D.C. metropolitan areas. (Extremely cold weather tends to enhance sales by causing a higher incidence of parts failure and the need for anti-freeze). In addition, sales were down due to a net decrease in the number of stores. The sales decrease was partially offset by 53 weeks of sales during fiscal 1996 compared to 52 weeks of sales in fiscal 1995. The extra sales week was approximately $6,000,000. Comparable sales (stores open more than one year) decreased 2.7% in fiscal 1996 compared to the 53 weeks ended February 4, 1995. Sales for comparable Super Trak stores increased 0.1% in fiscal 1996. Sales for comparable Classic Trak stores decreased 3.9% in fiscal 1996. Sales for Super Trak and Super Trak Warehouse stores represented 56.2% of total sales during fiscal 1996 compared to 42.6% for fiscal 1995.

Interest and other income increased by $471,000 in fiscal 1996 when compared

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

to fiscal 1995. The increase was primarily due to higher interest rates on Trak Auto's short-term investments.

Cost of sales, store occupancy and warehousing expenses (excluding closed store reserves) as a percentage of sales were 74.1% in fiscal 1996 compared to 73.0% in fiscal 1995. The increases were primarily due to a decrease in net advertising income as a result of increased advertising costs and increased occupancy costs for Super Trak and Super Trak Warehouse stores and were partially offset by increased gross margins.

Trak Auto recorded closed store reserves of $418,000 and $1,580,000 in fiscal 1996 and fiscal 1995, respectively. These reserves are for future lease obligations and net book value of leasehold improvements for under performing stores.

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

Sales of $283,475,000 for fiscal 1996 decreased by $22,131,000 or 7.2% compared to fiscal 1995. The decrease is primarily due to the net decrease in the number of stores as a result of Crown Books's continuing transition to the new superstore concept. Comparable sales (sales for stores open for fifteen

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

months) decreased 3.3% for fiscal 1996, however, comparable sales for the new prototype superstore increased 11% during the 14 weeks ended February 3, 1996. Sales for Super Crown Books stores represented 66.7% of total sales for fiscal 1996 compared to 54.7% of total sales for fiscal 1995. Super Crown Books sales of $189,142,000 for fiscal 1996 increased 12.9% over the sales for fiscal 1995 and sales for comparable Super Crown Books stores decreased 1.8%. Sales for comparable classic Crown Books stores decreased 5.7% during fiscal 1996.

Interest and other income increased by $647,000 during fiscal 1996 when compared to fiscal 1995. The increase is primarily due to higher interest rates on Crown Books's short-term investments.

Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 81.8% for fiscal 1996 compared to 81.2% for fiscal 1995. The increases were primarily due to higher occupancy costs associated with the Super Crown format and were partially offset by increased gross margins.

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

Cost of sales and store occupancy as a percentage of sales were 82.0% during fiscal 1996 compared to 83.4% for fiscal 1995. The decrease was primarily due to increased gross margins and a decrease in store occupancy costs, as a percentage of sales.

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

Before the reversal and accrual of the closed store reserves, Total Beverage recorded a net operating loss of $1,422,000 during fiscal 1996 compared to a net operating loss of $2,567,000 (excluding the $5.6 million closed store reserve) during fiscal 1995.

Cabot Morgan Real Estate

During fiscal 1996, Dart recorded a loss of $14.6 million for the write-down to fair market value of the five properties that CMREC owns through joint ventures with partnerships in which the partners are members of the Haft family.

As part of the RSH Settlement, Dart and CMREC agreed to the sale of these five properties. The sales occurred in May 1996 on terms arranged by Ronald S. Haft. Under terms of the RSH Settlement, CMREC received $2.0 million for its retained interest in the joint ventures from such sales. As a result of these arrangements, the real estate joint ventures were no longer consolidated with the Company's financial statements as of October 6, 1995.

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

Effects of Inflation

Inflation in the past three years has had no significant impact on the Company's business. Dart believes that Trak Auto, Crown Books, Shoppers
Food and Total Beverage will recover most cost increases due to inflation by increasing selling prices.

Item 8.   Financial Statements and Supplementary Data

Financial Statements                                             Page
--------------------                                             ----

           Report of Independent Public Accountants               52

           Consolidated Balance Sheets                            53

           Consolidated Statements of Operations                  55

           Consolidated Statements of Stockholders' Equity        56

           Consolidated Statements of Cash Flows                  58

           Notes to Consolidated Financial Statements             61


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO DART GROUP CORPORATION:

We have audited the accompanying consolidated balance sheets of Dart Group Corporation (a Delaware corporation) and subsidiaries as of January 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 31, 1997. These financial statements are the responsibility of Dart's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dart Group Corporation and subsidiaries as of January 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in fiscal 1997 the Company changed its method of accounting for cash equivalents. In fiscal 1995, Trak Auto Corporation, a subsidiary, changed its method of accounting for its LIFO inventory.




ARTHUR ANDERSEN LLP


Washington, D. C.
April 25, 1997

                    DART GROUP CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                       January 31,
                                                 -----------------------
ASSETS                                               1997         1996
                                                 ------------ ----------
Current Assets:
  Cash and equivalents                            $  12,382    $  13,967
    Short-term instruments                           27,276       40,813
  Marketable debt securities                          5,714       32,548
  Accounts receivable                                14,699        8,965
  Income taxes refundable                             3,802          -
  Merchandise inventories                           218,619      205,615
  Deferred income tax benefit                         7,324       13,915
  Other current assets                                6,445        2,199
                                                  ---------    ---------
    Total Current Assets                            296,261      318,022
                                                  ---------    ---------

Property and Equipment, at cost:
  Furniture, fixtures and equipment                 104,541       91,311
  Buildings and leasehold improvements               29,873       28,105
  Land                                                1,034        1,034
  Property under capital leases                      24,472       24,472
                                                  ---------    ---------
                                                    159,920      144,922
Accumulated Depreciation and Amortization            80,849       68,559
                                                  ---------    ---------
                                                     79,071       76,363

Other Assets                                          5,773        3,145
                                                  ---------    ---------
Note Receivable - Ronald S. Haft                        -         11,621
                                                  ---------    ---------
Share of Equity in Shoppers Food
  Warehouse Corporation                              52,802       46,397
                                                  ---------    ---------
Retained Interest in Cabot-Morgan
  Real Estate Joint Ventures                            -          2,000
                                                  ---------    ---------
Excess of Purchase Price Over Net Assets
  Acquired net of accumulated
  amortization of $382,000 and $175,000               1,890        1,735
                                                  ---------    ---------
Deferred Income Tax Benefit                          14,375       11,282
                                                  ---------    ---------
Total Assets                                      $ 450,172    $ 470,565
                                                  =========    =========




                See notes to consolidated financial statements.

                    DART GROUP CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                        January 31,
                                                 -----------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                 1997         1996
                                                 ------------ ----------
Current Liabilities:
  Current portion of mortgages payable            $   1,106    $   1,028
  Accounts payable, trade                           102,942       89,095
  Income taxes payable                                3,322          967
  Accrued salaries and employee benefits             18,766       18,456
  Accrued taxes other than income taxes               9,738        7,669
  Accrued judgment in favor of Robert M. Haft           -         34,579
  Current portion of reserve for closed
    facilities and restructuring                      5,701        6,970
  Other accrued liabilities                          64,215       40,056
  Current portion of obligations under
    capital leases                                      209          101
                                                  ---------    ---------
    Total Current Liabilities                       205,999      198,921
                                                  ---------    ---------

Mortgages Payable                                       353          660
                                                  ---------    ---------
Obligations Under Capital Leases                     30,373       30,165
                                                  ---------    ---------
Reserve for Closed Facilities and Restructuring      27,341       36,816
                                                  ---------    ---------

Commitments and Contingencies
Minority Interests                                   67,750       69,427
                                                  ---------    ---------

Stockholders' Equity:
  Class A Common Stock, non-voting, par
    value $1.00 per share; 3,000,000 shares
    authorized; 1,962,403 and 1,949,223 shares
    issued, respectively                              1,962        1,949
  Class B Common Stock, voting, par value $1.00
    per share; 500,000 shares authorized
    and issued                                          500          500
  Paid-in capital                                    78,841       77,879
  Notes receivable - shareholder                    (65,130)     (65,130)
  Unrealized gains (losses) on short-term
    investments                                         (22)         246
  Retained earnings                                 104,242      121,169
  Treasury stock, 202,340 shares of
    Class A common stock, at cost                    (1,749)      (1,749)
  Treasury stock, 172,730 shares of
    Class B common stock, at cost                      (288)        (288)
                                                  ---------    ---------
    Total Stockholders' Equity                      118,356      134,576
                                                  ---------    ---------

Total Liabilities and Stockholders' Equity        $ 450,172    $ 470,565
                                                  =========    =========



                See notes to consolidated financial statements.

                    DART GROUP CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                           Years Ended January 31,
                                  --------------------------------------
                                      1997          1996          1995
                                  -----------   ----------   -----------

Sales                              $ 663,818    $  655,161    $  936,606
Real estate revenue                      -          13,155        19,977
Other interest and other income        4,271         9,820        10,845
                                  ----------    ----------    ----------
                                     668,089       678,136       967,428
                                  ----------    ----------    ----------
Expenses:
  Cost of sales, store occupancy
    and warehousing                  520,746       509,136       735,010
  Selling and administrative         159,229       146,209       233,692
  Depreciation and amortization       14,040        15,453        19,086
  Interest                             6,993        13,175        13,448
  Write-down of Cabot-Morgan
    Real Estate joint ventures           -          14,562           -
  Restructuring (reversal) charge     (3,865)       (2,051)          -
  Closed facility (reversal)
    reserve                             (652)       (5,665)       45,913
                                  ----------    ----------    ----------
                                     696,491       690,819     1,047,149
                                  ----------    ----------    ----------
Loss before income taxes, equity
  in affiliate and minority
  interests                          (28,402)      (12,683)      (79,721)
Income taxes (benefit)                  (216)        6,149        (1,699)
                                  ----------    ----------    ----------
Loss before equity in affiliate
  and minority interests             (28,186)      (18,832)      (78,022)
Equity in affiliate                   11,405        10,055            (5)
Minority interests in (income)
  loss of consolidated
  subsidiaries and partnerships           88        (4,647)        4,235
                                  ----------    ----------    ----------

Net Loss                          $  (16,693)   $  (13,424)   $  (73,792)
                                  ==========    ==========    ==========

Loss per share                    $    (8.73)   $    (7.88)   $   (39.57)
                                  ==========    ==========    ==========



              See notes to the consolidated financial statements.

                    DART GROUP CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)


                                               Years Ended January 31,
                                          ---------------------------------
                                            1997        1996        1995
                                          -----------  --------   ---------
Common Stock:
  Class A-
    Balance, beginning of period          $  1,949    $  1,661    $  1,656
      Stock options exercised                   13         -             5
      Shares issued                            -           288         -
                                          --------    --------    --------
    Balance, end of period                $  1,962    $  1,949    $  1,661
                                          ========    ========    ========
  Class B-
    Balance, beginning of period          $    500    $    303    $    303
      Stock options exercised                  -           197         -
                                          --------    --------    --------
    Balance, end of period                $    500    $    500    $    303
                                          ========    ========    ========

Paid-in Capital:
  Balance, beginning of period            $ 77,879    $ 65,384    $ 65,323
    Stock options exercised                    951          18         368
    Purchase (refund) of (Class B)
      stock option                             -           985        (985)
    RSH Settlement                             -        10,701         -
    Effect of subsidiary stock
      options exercised                         11         791         678
                                          --------    --------    --------
  Balance, end of period                  $ 78,841    $ 77,879    $ 65,384
                                          ========    ========    ========

Note Receivable-Shareholder:
  Balance, beginning of period            $(65,130)   $    -      $    -
    RSH Settlement                             -       (65,130)        -
                                          --------    --------    --------
  Balance, end of period                  $(65,130)   $(65,130)   $    -
                                          ========    ========    ========

Unrealized Investment gains (losses):     $    (22)   $    246    $ (1,024)
                                          ========    ========    ========

Treasury Stock:
  Class A-
    Balance, beginning and end of period  $ (1,749)   $ (1,749)   $ (1,749)
                                          ========    ========    ========
  Class B-
    Balance, beginning of period          $   (288)   $    -      $    -
      Common stock reacquired                  -          (288)
                                          --------    --------    --------
    Balance, end of period                $   (288)   $   (288)   $
                                          ========    ========    ========

Retained Earnings:
  Balance, beginning of period            $121,169    $134,788    $208,774
    Net loss                               (16,693)    (13,424)    (73,792)
    Dividends paid                            (234)       (195)       (194)
                                          --------    --------    --------
  Balance, end of period                  $104,242    $121,169    $134,788
                                          ========    ========    ========

                    DART GROUP CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED
         (dollars and shares in thousands, except dividends per share)


                                                Years Ended January 31,
                                         ---------------------------------
                                            1997        1996        1995
                                         ---------    --------    --------
Dividends paid per share:
  Class A Common Stock                    $    .13    $    .13    $    .13
                                          ========    ========    ========

  Class B Common Stock                    $    -      $    -      $    -
                                          ========    ========    ========

Common Stock Outstanding:
  Class A-
    Balance, beginning of period             1,747       1,458       1,453
      Stock options exercised                   13           1           5
      Shares issued                            -           288         -
                                          --------    --------    --------
    Balance, end of period                   1,760       1,747       1,458
                                          ========    ========    ========
  Class B-
    Balance, beginning of period               327         303         303
      Stock options exercised                  -           197         -
      Common stock reacquired                  -          (173)        -
                                          --------    --------    --------
    Balance, end of period                     327         327         303
                                          ========    ========    ========



              See notes to the consolidated financial statements.

                    DART GROUP CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                               Years Ended January 31,
                                          ---------------------------------
                                            1997        1996        1995
                                          ---------   ---------   ---------
Cash Flows from Operating Activities:
  Net loss                                $(16,693)   $(13,424)   $(73,792)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
    Depreciation and amortization           14,040      12,341      15,782
    Write down Cabot-Morgan
      Real Estate joint ventures               -        14,562         -
    Write-off deferred compensation            -           -         1,424
    Equity in affiliate                    (11,405)    (10,414)     (1,045)
    Provision for litigation                17,000       2,169      10,280
    Provision for (reversal of) closing
      facilities and restructuring          (3,534)     (6,125)     45,913
  Change in assets and liabilities:
    Accounts receivable                     (5,734)      1,518       2,088
    Merchandise inventories                (13,004)     (7,137)    (19,099)
    Prepaid and refundable
      income taxes                          (3,802)        -           -
    Other current assets                    (4,246)       (579)        636
    Deferred income tax benefit              4,177       5,911     (16,172)
    Other assets                            (2,609)        148         166
    Accounts payable, trade                 13,847     (16,938)    (15,463)
    Income taxes payable                     2,355      (6,181)      2,436
    Accrued salaries and employee
      benefits                               1,457       2,516      31,916
    Accrued taxes other than
      income taxes                           2,069      (1,806)       (401)
    Other accrued liabilities                7,654      (5,937)     10,272
    Payment to Robert M. Haft              (35,726)        -           -
    Reserve for closed facilities           (6,658)     (7,680)     (3,574)
    Minority interest                       (2,028)      6,338      (4,788)
                                          --------    --------    --------
      Net cash used for
        operating activities              $(42,840)   $(30,718)   $(13,421)
                                          --------    --------    --------

Cash Flows from Securities and Capital
  Investment Activities:
  Capital expenditures                    $(17,112)   $(16,688)   $(15,150)
  Purchase of Pittsburgh store assets          -        (5,767)        -
  Proceeds from Shoppers Food dividend       5,000       5,000         -
  Distributions from Cabot-Morgan Real
    Estate joint ventures                      -         4,888         -
  Proceeds from sale of Cabot-Morgan
    joint ventures                           2,000         -           -



                    DART GROUP CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                             (dollars in thousands)


                                               Years Ended January 31,
                                          ---------------------------------
                                            1997        1996        1995
                                          ----------  ---------   ---------
Cash Flows from Securities and Capital
  Investment Activities (Continued):
  Decrease in cash and cash equivalents
    as a result of the deconsolidation
    of Cabot-Morgan Real Estate
    joint ventures and Shoppers Food
    Warehouse Corp., respectively         $    -      $ (5,713)   $(61,014)
  Acquisition of treasury stock by
    Trak Auto                                  -        (6,904)        -
  Maturities of bankers' acceptances           -           -        90,505
  Purchases of bankers' acceptances            -           -       (28,198)
  Sales of United States Treasury Bills     21,032      70,002     102,742
  Maturities of United States Treasury
    Bills                                   36,351      11,163     210,697
  Purchases of United States Treasury
    Bills                                  (40,152)    (98,866)   (267,954)
  Purchases of marketable debt securities   (1,500)     (3,199)   (223,509)
  Sales of marketable debt securities        3,612      56,951     200,585
  Maturities of marketable debt securities   6,544       6,420      12,309
  Dispositions from reverse
    repurchase agreements                 $    -           -          (929)
                                          --------    --------    --------
      Net cash provided by (used for)
        securities and capital
        investment activities             $ 15,775    $ 17,287    $ 20,084
                                          --------    --------    --------

Cash Flows from Financing Activities:
  Cash dividends                          $   (234)   $   (195)   $   (194)
  Proceeds from Note Receivable -
    Ronald S. Haft                          11,621         -           -
  Loans to Ronald S. Haft                      -       (49,547)        -
  Stock options exercised                      964         215         368
  Contributions (distributions)
    from (to) partner                          -           -        (1,776)
  Proceeds from(refund of)option to
    acquire common stock                                   985        (985)
  Principal payments under mortgage
    obligations                               (307)       (269)     (1,202)
  Principal payments under capital
    lease obligations                         (101)       (368)       (346)
                                          --------    --------    --------
      Net cash provided by(used for)
      financing activities                $ 11,943    $(49,179)   $ (4,135)
                                          --------    --------    --------


                    DART GROUP CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                             (dollars in thousands)


                                               Years Ended January 31,
                                        -----------------------------------
                                             1997        1996        1995
                                        -----------  ----------  ----------
Net increase(decrease)in Cash and
  Equivalents                             $(15,122)   $(62,610)   $  2,528
Cash and Equivalents at Beginning
  of Year (Note 1)                          54,780     117,390     114,862
                                          --------    --------    --------
Cash and Equivalents at End of
  Year    (Note 1)                        $ 39,658    $ 54,780    $117,390
                                          ========    ========    ========

Supplemental Disclosures of Cash
  Flow Information:
Net Cash paid (refunded) during
  the year for:
    Interest                              $  7,485    $  4,532    $ 12,799
    Income taxes                            (2,305)      6,468      11,846

Supplemental disclosure of noncash financing activities:

In fiscal 1996, as a result of a settlement of certain litigation with Ronald
S. Haft, the Company exchanged 288,312 shares of Class A Common Stock for 172,730 shares of Class B Common Stock and the Company received a promissory note for $27,389,672 for the exercise of 197,048 options for shares of Class B Common Stock.

Supplemental disclosure of noncash activities:
Write-off book value of fixed assets
  to restructuring and closed store
  reserves                                $    552    $  1,207    $  1,802


                See notes to consolidated financial statements.

                    DART GROUP CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


NOTE   - SIGNIFICANT ACCOUNTING POLICIES

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

On February 6, 1997, Dart acquired the other 50% interest in Shoppers Food (see
Note 6). For periods after February 6, 1997, the accounts of Shoppers Food will be consolidated with Dart's financial statements.

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

Risk Factors

In the past, Dart and each of its subsidiaries generally funded their respective requirements for working capital and capital expenditures with net cash generated from operations and existing cash resources. However, the Company's cash and investments decreased by approximately $ 42.0 million in fiscal 1997 and $104.4 million in fiscal 1996, primarily as a result of

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


payments of $37.9 million to Robert M. Haft for satisfaction of a judgment awarded to him (the "RMH Judgment") (See Note 8), loans of $49.5 million made to Ronald S. Haft in connection with the RSH Settlement, expenditures by Crown Books for store closings and the opening of new superstores, Trak Auto's expansion into the Pittsburgh market and the store operating losses of Crown Books and Total Beverage and extraordinary legal and other fees.

If Dart settles litigation with Haft family members (see Note 8), Dart will need additional cash to fund its working capital needs, which includes funding any operating losses of Total Beverage. Any significant financing transaction or other extraordinary transaction that would provide additional cash may require further order of the court under a Standstill Order (see Note 8) and may be opposed by Haft family members who are not party to a settlement. In addition, if certain challenges to the RSH Settlement are successful, the accounting treatment may be materially different than that recorded in the accompanying financial statements (see Note 6).

Fiscal Year

Dart's fiscal year ends on January 31 each year. Trak Auto, Crown Books, Shoppers Food and Total Beverage are reported to the Saturday closest to January 31. Trak Auto's, Crown Books', Shoppers Food's and Total Beverage's fiscal year ended February 3, 1996 included 53 weeks and all other fiscal years presented included 52 weeks.

Cash and Equivalents

Effective in fiscal 1997, and applied retroactively to all years presented herein, the Company changed its accounting policy to include only investments with an original maturity of three months or less as cash equivalents. The impact of this change was to reclassify amounts previously presented in the accompanying consolidated balance sheets and statements of cash flows.

Short-Term Instruments and Marketable Debt Securities

At January 31, 1997, the Company's short-term instruments include United States Treasury Bills, with a maturity of three months or less, and money market funds. Marketable debt securities include United States Treasury Bills, with a maturity greater than three months, United States Treasury Notes, corporate notes, municipal securities and United States Agency Securities Acceptances.

Management determines the appropriate classification of its investments in

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Securities available-for-sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At January 31, 1997, the market value of short-term instruments and marketable debt securities was $22,000 less than cost (adjusted for income taxes). At January 31, 1997, the Company had no investments that qualified as trading or held-to-maturity.

The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on the specific identification method. The following table (which excludes money market funds) presents the estimated fair value of debt securities available for sale by contractual maturity at January 31, 1997:

                                                        (dollars in thousands)
                       Due in one year or less                  $  3,122
                       Due in one to three years                   1,562
                       Due after three years                       1,030
                                                                --------
                                                                $  5,714
                                                                ========

Expected maturities may differ from contractual maturities because the issuers of securities may have the right to prepay obligations without prepayment penalties.

Included in short-term instruments and marketable debt securities were $21,094,000 and $46,091,000 held by majority-owned subsidiaries at January 31, 1997 and January 31, 1996, respectively.

Fair Value of Financial Instruments

The fair values of current financial assets and liabilities are approximately the reported carrying amounts. The carrying amounts of the Company's mortgages payable are based on outstanding principal, and the fair values of these mortgages were estimated based on borrowing rates currently available for bank loans with similar terms.

Merchandise Inventories and Cost of Sales

Trak Auto inventories are priced at the lower of last-in, first-out ("LIFO")

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


cost or market. Crown Books' and Total Beverage's inventories are priced at the lower of first-in, first-out, ("FIFO") cost or market. At January 31, 1997, 1996 and 1995, Trak Auto's inventories would have been greater by $6,733,000, $6,579,000 and $5,870,000, respectively, if they had been valued on the lower of FIFO cost or market basis.

Effective January 30, 1994, Trak Auto changed its method for determining the index used to calculate the cost basis of the LIFO inventory for financial and income tax reporting purposes. Under the new method, Trak Auto uses an index published by United States Bureau of Labor Statistics. Previously, an index determined by Trak Auto based upon inventory cost changes between financial reporting periods, was utilized. This change was accounted for as a change in accounting method in the accompanying financial statements. Due to limitations in the availability of historical information, it is not possible to determine the effect, if any, on net income for the year ending January 28, 1995 of the corresponding cumulative catch-up adjustment or on retained earnings at January 30, 1994. Accordingly, the change in method was accounted for on a prospective basis from January 30, 1994 and the effect on per share data, if any, is not available.

Property and Equipment and Depreciation

Property and equipment are recorded at cost. The Company depreciates furniture, fixtures and equipment generally over a ten-year period using the straight-line method. Effective February 1, 1997, the Company will change its accounting policy from expensing purchased computer software costs in the year of acquisition to capitalizing and depreciating these costs over its estimated useful life but not more than five years. This change will be made as management has determined that these costs benefit future periods. Computer equipment is depreciated over a five-year period using the straight-line method. All stores and some equipment are leased. Improvements to leased premises are amortized generally over a ten-year period, or the term of the lease, whichever is shorter. Assets (primarily buildings) financed through asset-based financing arrangements are depreciated over the lives of the leases. Accumulated amortization for assets under capital lease was $9,159,000 and $8,159,000 as of January 31, 1997 and 1996, respectively.

Preopening Expenses

All costs of a noncapital nature incurred in opening a new store are charged to expense during the year as incurred.

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


Advertising Expenses

The Company records the costs of advertising as expense as the costs are incurred.

Self-Insurance Programs

The Company is self-insured for certain levels of general liability, workers compensation and employee medical coverage. Estimated costs of these self-insurance programs are accrued at the expected value of projected settlements for known and anticipated claims.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of short-term instruments, marketable debt securities and accounts receivable from vendors. The Company restricts investment of temporary cash investments to United States Treasury Bills and Notes and corporate notes and municipal securities with a high credit standing. Credit risk on accounts receivable is minimized as a result of the ability to generally deduct such receivables from amounts payable to the related vendors.

New Accounting Standards

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for Long Lived Assets and Long-Lived Assets to be Disposed Of and SFAS No. 123, Accounting for Stock Based Compensation, during the year ending January 31, 1997. Implementation of SFAS No. 121 did not have a material impact on the Company's consolidated financial statements. The Company has disclosed the fair value of options granted as permitted by SFAS No. 123 (see Note 12).

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 Earnings Per Share. SFAS No. 128 replaces the presentation of primary earnings per share, previously presented by the Company, with basic earnings per share and requires a reconciliation of the numerator and denominator of basic earnings per share to fully diluted earnings per share. Fully diluted earnings per share is computed similarly to the previous requirements. The Company will be required to adopt SFAS No. 128 in the fourth quarter of fiscal 1998 and to restate all previously presented earnings per share data. The presentation of the Company's basic earnings per share under SFAS No. 128 is not materially different than the amounts presented herein as primary earnings per share.

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


Industry Segments

The Company operates specialty retail, grocery and beverage stores.

Dividends

The holders of Class A Common Stock are entitled to receive, when and as declared by the Board of Directors, noncumulative preferential dividends of up to thirty cents per share. If Class A dividends reach thirty cents per share, in any fiscal year, holders of Class B Common Stock are entitled to receive dividends not exceeding thirty cents per share. Any dividends cumulatively in excess of thirty cents per share would be shared as if they constituted a single class of stock. During the years ended January 31, 1997, 1996 and 1995, Dart paid dividends to the holders of Class A Common Stock at thirteen cents per share and has not paid dividends to holders of Class B Common Stock.

Earnings Per Share

Earnings per share is based on the weighted average number of Dart's Class A Common Stock, $1.00 par value per share ("Class A Common Stock") and Class B Common Stock, $1.00 par value per share ("Class B Common Stock") and common stock equivalents (certain stock options) outstanding during the period. In reporting earnings per share, Dart's interest in the earnings of its majority-owned subsidiaries is adjusted for the dilutive effect, if any, of these subsidiaries' outstanding stock options. The difference between primary earnings per share and fully diluted earnings per share was not significant for any period. Weighted average shares and share equivalents for the three years ended January 31, 1997, 1996 and 1995 were 2,076,000, 1,862,000 and 1,871,000, respectively. The inclusion of the options for Class B Common Stock related to Ronald S. Haft's employment agreement had no impact on reported earnings per share in fiscal 1995 because they were anti-dilutive.

Reclassifications

Certain reclassifications have been made to prior year statements to conform to the current year presentation.

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


NOTE 2 - INCOME TAXES

Because of its percentage ownership, Dart does not report the results of operations of Crown Books, Trak Auto or Shoppers Food in its Federal or state tax returns. The Company's tax provision therefore, represents the combined tax provisions of Dart, Crown Books, Trak Auto, Total Beverage and Shoppers Food (through May 28, 1994).

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This standard requires, among other things, recognition of future tax benefits and liabilities, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and for tax net operating loss carryforwards, to the extent that realization of such benefits is more likely than not.

The provision (benefit) for income taxes on income before minority interests, equity in affiliate and extraordinary items consists of the following:


                                               (dollars in thousands)
                                                    Fiscal Years
                                          --------------------------------
                                            1997        1996        1995
                                          ---------   ---------  ---------
Current:
    Federal                               $ (2,747)   $   (241)   $  9,474
    State                                     (967)          3       1,839
                                          --------    --------    --------
                                            (3,714)       (238)     11,313
Deferred:
    Federal                                  2,703       5,020     (11,076)
    State                                      795       1,367      (1,936)
                                          --------    --------    --------
                                          $   (216)   $  6,149    $ (1,699)
                                          ========    ========    ========

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


The combined effective tax rate on income before income taxes and minority interest is reconciled to the Federal statutory rate as follows:


                                                (dollars in thousands)
                                                     Fiscal Years
                                          ---------------------------------
                                            1997        1996        1995
                                          ----------  ----------  ---------
Federal statutory rate                          34%         34%         34%
  Income taxes at Federal statutory rate  $ (9,657)   $ (4,312)   $(27,105)

  Increase (decrease) in taxes
  resulting from:
    Federal and state net operating
      loss carryforward not benefitted       4,740       5,886       5,905
    State income taxes, net of
      Federal income tax benefit               (72)        685         (89)
      Minority interest of CMREC taxed
      as minority partner                      -          (168)       (195)
    Exclusion of Shoppers Food dividend        340      (1,360)        -
    Interest on note receivable-
      shareholder                            1,818         581         -
    CMREC interest in Total Beverage
      closed store reserve                     -           824        (970)
    Amortization of Goodwill                    70          59        (154)
    Valuation allowance                      2,549       4,225      21,279
    Tax exempt municipal bond interest
      income                                   (50)       (255)       (494)
    Utilization of former
      Trak West net operating loss            (208)       (225)       (225)
    Other                                      254         209         349
                                          --------    --------    --------

    Income tax provision (benefit)        $   (216)   $  6,149    $ (1,699)
                                          ========    ========    ========

Effective tax rate                              .8%       48.5%        2.1%
                                          ========    ========    ========

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


The effect of each type of temporary difference and carryforward is as follows:


                                                  (dollars in thousands)
                                                  Years Ended January 31,
                                                --------------------------
                                                     1997         1996
                                                ------------   -----------

Deferred Tax Assets:
-------------------
  Reserves for other liabilities                  $     173    $     218
  Capitalized leases treated as operating
    leases for tax purposes                           2,860        2,832
  Depreciation                                        4,182        2,215
  Uniform capitalization of inventory
    costs                                             3,057        2,996
  Reserve for store closings and restructuring       11,478       15,291
  Accrued rent                                        1,434        1,029
  Deferred income                                        65           83
  Certain officers' bonuses                             678          465
  Tax loss carryforwards                             26,816       15,740
  Tax credit carryforwards                            2,168        1,777
  Basis adjustment as a result of purchase
    accounting for Trak West                            164          262
  Unrealized investment losses                            4            4
  Accrued vacation                                      537          498
  Accrued self-insurance reserves                     2,644        2,661
  Accrued legal reserves                              3,922        2,632
  Reserve for stock options                           5,678        3,298
  Litigation accruals                                   -         12,992
  Capital loss carryforward                           5,239        5,229
  Other                                                 751          279
                                                  ---------    ---------
  Deferred Tax Assets                                71,850       70,501
  Valuation allowance                               (35,974)     (33,425)
                                                  ---------    ---------
    Net Deferred Tax Assets                          35,876       37,076

Deferred Tax Liabilities:
------------------------

  Basis difference in Shoppers Food investment       13,846       11,462
  Book basis of assets acquired as a result
    of involuntary conversion                           331          417
                                                  ---------    ---------
  Deferred Tax Liabilities                           14,177       11,879
                                                  ---------    ---------
  Net Deferred Tax Asset                          $  21,699    $  25,197
                                                  =========    =========

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


A summary of the Company's valuation allowance as of January 31, 1997 and 1996 by Company is provided below:


                                                   (dollars in thousands)
                                                        Fiscal Years
                                                  -----------------------
                                                     1997         1996
                                                  ----------   ----------
Crown Books                                       $   2,500    $   2,500
Trak Auto                                               -            -
Dart Group Corporation                               33,474       30,925
                                                  ---------    ---------
                                                  $  35,974    $  33,425
                                                  =========    =========


During the year ended January 31, 1997, Dart recorded an increase in its valuation allowance of $2,549,000 as a result of continuing net operating losses.

Dart does not recognize deferred tax liabilities on the excess of the amount for financial reporting over the tax basis of the investment in its consolidated majority owned subsidiaries. In fiscal 1995, Shoppers Food was deconsolidated and Dart announced that it had under consideration the liquidation of its interest. Accordingly, as of January 31, 1997, Dart has provided deferred taxes of $13,846,000 and reduced its valuation allowance by the same amount.

As a result of Dart's operating loss for the year ended January 31, 1997, a tax net operating loss carryforward of $27,609,000 was created. Dart's cumulative total tax net operating loss carryforward is $66,102,000. All net operating loss carryforwards will expire by fiscal 2012. In addition, Dart has an Alternative Minimum Tax credit carryforward of approximately $1,010,000.

Dart will continue to evaluate on a periodic basis its need for a valuation allowance.

NOTE 3 - TRANSACTIONS WITH AFFILIATES

Shoppers Food Warehouse Corp.

In fiscal 1989, Dart acquired in excess of 50% of the common stock of Shoppers Food, which operates the Shoppers Food Warehouse discount grocery chain in the Washington, D.C. metropolitan area. In June 1994, one of the other shareholders of Shoppers Food exercised his right to reacquire one share of Shoppers Food Class B common stock, thereby reducing Dart's ownership to exactly 50%. As a result, the accounts of Shoppers Food are consolidated with

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


Dart's through May 28, 1994, but not thereafter. Dart's investment in Shoppers Food is reflected in the financial statements using the equity method of accounting for periods subsequent to May 28, 1994. Under the equity method, the Company's investment is shown in the balance sheet as a single line under Share of Equity in Shoppers Food Warehouse. Accordingly, assets and liabilities of Shoppers Food previously shown in the accounts of the Company have been aggregated and are included in this item. The unamortized difference between the original purchase price of Shoppers Food and the net assets acquired of $11,260,000 is also included in this item and is amortized over ten years from the acquisition date. Similarly, the sales and expenses of Shoppers Food, which were previously included in the accounts of the Company, have been aggregated subsequent to May 28, 1994 and reflected in the caption Equity in Affiliate on the Consolidated Statements of Income.

For purposes of the Statements of Cash Flows only, the accounts of Shoppers Food have been deconsolidated at January 31, 1994. Accordingly, the Company's consolidated cash position was decreased by $61,014,000 (representing cash and cash equivalents held by Shoppers Food at January 31, 1995) and net income excluded Dart's share of Shoppers Food net income for the year ended January 31, 1995.

Subsequent Event

On December 16, 1996, Dart submitted offers to either (i) sell all of Dart's 50% equity interest in Shoppers Food or (ii) buy the other 50% equity interest in Shoppers Food, in either case for a cash price of $210 million. On December 18, 1996, the other stockholders (Kenneth M. Herman, the founder of Shoppers Food, and certain of his family members and family trusts) accepted Dart's offer to purchase all of their shares of capital stock of Shoppers Food.

On February 6, 1997, Dart acquired the other 50% interest in Shoppers Food for $210 million (the "Acquisition"). As a result, the accounts of Shoppers Food will be consolidated with the Company effective February 6, 1997. Dart financed the Acquisition through the application of $137.2 million in net proceeds raised from an offering of Increasing Rate Senior Notes due 2000 (the "Senior Notes") of SFW Acquisition Corp., a newly created wholly-owned subsidiary of Dart, and $72.8 million of bridge financing. Immediately after the Acquisition, SFW Acquisition Corp. merged into Shoppers Food (with Shoppers Food becoming obligor on the Senior Notes) and Shoppers Food repaid the bridge financing from its existing cash and the liquidation of certain short-term investments.

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


Dart intends to analyze the options available to it with regard to Shoppers Food, which options include, among others, a refinancing of the Senior Notes or a sale of all or part of Shoppers Food.

Summary Income Data for Deconsolidated Subsidiary

The following information reflects the results of Shoppers Food for the years ended January 31, 1997 and 1996:

                                                 (dollars in thousands)
                                                    1997        1996
                                                  ----------  ----------
           Revenue                                $862,395    $841,701
           Gross Profit                            156,404     143,481
           Net Income                               21,251      14,652


The amounts included in net income above do not reflect the amortization of the difference between Dart's original purchase price and the equity in net assets or certain tax contingencies recorded by the Company. The following is a reconciliation of the net income as reported by Shoppers Food with the equity in affiliate as reported on the Company's Consolidated Statement of Operations:

                                                 (dollars in thousands)
                                                    1997        1996
                                                  ---------  ----------
Shoppers Food Net Income                          $ 21,251    $ 14,652

50% of Shoppers Food Net income                   $ 10,626    $  7,326
Amortization of Excess Purchase Price
  over Net Assets Acquired                          (1,126)     (1,126)
Reversal of certain tax contingencies                1,905       3,700
Other                                                  -           155
                                                  --------    --------
                                                  $ 11,405    $ 10,055
                                                  ========    ========


The following information presents summarized balance sheet information of Shoppers Food as of January 31, 1997 and 1996.

                                               (dollars in thousands)
                                                          (unaudited)
                                                 1997        1996
                                               --------    ---------
        Current Assets                         $150,259    $139,734
        Total Assets                            179,008     163,452
        Current Liabilities                      57,479      55,490
        Total Liabilities                        74,520      70,216
        Stockholders' Equity                    104,488      93,236

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


In fiscal 1989 Dart/SFW Corp. ("Dart/SFW") was formed with the apparent intent that Dart would hold 80 of Dart/SFW's 100 authorized shares of capital stock. However, Dart/SFW's organizational documents are incomplete. Dart/SFW purportedly granted options to purchase the other 20 shares of its capital stock to members of the Haft family. There is no record that a transfer of Dart's 50% interest in Shoppers Food to Dart/SFW occurred. Dart and Dart/SFW executed agreements which by their express terms provide for options to Herbert
H. Haft and Robert M. Haft to each acquire up to 10% of the stock of Dart/SFW on a fully diluted basis. These agreements state that the options became exercisable in August 1994 and expire in August 2004 and that the optionees have the right to require Dart to repurchase the shares at their then fair market value at any time within three years after receipt of the shares. Herbert H. Haft assigned his options equally to Ronald S. Haft and Linda G. Haft. (see Note 5). As part of the RSH Settlement, Ronald S. Haft consented to the termination of his options. See Note 6.

The Executive Committee of the Board of Directors (the "Executive Committee") (see Note 12) has undertaken a legal review of these options and, as a result, is contesting their validity. Robert M. Haft has filed a lawsuit seeking specific performance of these options. See Notes 8 and 12. Pending the outcome of this lawsuit, Dart accrues the estimated fair value of the stock over the exercise price of the options provided for in these agreements net of Ronald S. Haft's options which were terminated as a result of the RSH Settlement.

Exercise of Subsidiary Stock Options

Trak Auto and Crown Books stock options have been granted to officers, directors and key employees. As these options are exercised, the number of minority shares outstanding, and accordingly, the minority share of the ownership of Trak Auto and Crown Books, increases. The difference attributable to Dart's change in ownership percentage for these subsidiaries is reflected in Paid-in Capital.

NOTE 4 - COMMITMENTS

Lease Commitments

The Company leases stores, warehouses, leasehold improvements, fixtures and equipment. Renewal options are available on the majority of the leases. In some instances, store leases require the payment of contingent rentals and license fees based on sales in excess of specified minimums. Certain properties are subleased with various expiration dates. Certain capital

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


leases have purchase options at fair market value at the end of the lease.

Following is a schedule by fiscal year of future minimum payments under capital leases, license agreements and non-cancelable operating leases having initial or remaining terms in excess of one year at January 31, 1997 (excluding Shoppers Food). The schedule below includes the operating leases of Dart and its consolidated subsidiaries. The imputed interest rate on the capital leases is 15.6% in the aggregate.


                             (dollars in thousands)
Fiscal                               Capital Leases          Operating
 Year                                   Buildings              Leases
------                               --------------          --------
 1998                                  $   4,344              $ 52,985
 1999                                      4,604                46,603
 2000                                      4,630                38,358
 2001                                      4,760                33,202
 2002                                      4,871                26,987
 2003-2017                                71,936                84,480
                                        --------             ---------
                                          95,145             $ 282,615
                                                             =========
Less-Imputed interest                     64,563
                                          ------
Present value of net minimum
   lease payments                         30,582
   Less-Current maturities                   209
                                        --------
   Long-term capital lease
   obligations                          $ 30,373
                                        ========


The table above includes $6,260,000 for store operating leases where the stores have been closed and the lease obligations have been accrued in the restructuring or store closing reserves. Minimum operating lease obligations have not been reduced by total future minimum sublease rental of $2,408,000 receivable in the future under ten leases. There are no sublease arrangements for the capital leases.

Rent expense for operating leases and license arrangements are as follows:

                                                (dollars in thousands)
                                                Year Ended January 31,
                                          --------------------------------
                                            1997        1996        1995
                                          ---------   ---------  ---------
Minimum rentals                           $ 46,965    $ 42,250    $ 41,200
Contingent rentals                             381         506         738
                                          --------    --------    --------
                                          $ 47,346    $ 42,756    $ 41,938
                                          ========    ========    ========

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


Capital Lease Arrangements With Related Parties

Dart has a lease with a private partnership in which Haft family members own all of the partnership interests, for a 271,000 square foot headquarters building and distribution center in Landover, Maryland. The lease is for 30 years and six months, commenced in 1985 and provides for increasing rental payments over the term of the lease. The current annual rental is $2,121,000. The lease requires payments for maintenance, utilities, insurance and taxes. The distribution center was constructed by the partnership at a cost of approximately $8,300,000. Dart has sublet approximately 238,000 square feet to Trak Auto and Crown Books at a per square foot charge which is equal to Dart's per square foot cost under the master lease. Dart has a lease agreement with the aforementioned partnership for land near the headquarters building and distribution center. The lease is coterminous with the headquarters building and distribution center lease and provides for current annual rental of $37,000 with increases of 3% per year. Dart, Trak Auto and Crown Books each pay a pro-rata share in proportion to their use of the headquarters building and distribution center.

Dart's majority-owned subsidiary, Trak Auto, entered into an agreement to lease a 176,000 square foot distribution center in Bridgeview, Illinois from a private partnership in which Haft family members own all of the partnership interests. The lease is for 30 years and six months, commenced in 1984 and provides for rental payments increasing approximately 15% every five years over the term of the lease. The current annual rental is $754,000. The lease requires payment of maintenance, utilities, insurance and taxes. Dart is jointly and severally liable for the lease obligations. The partnership purchased the distribution center on March 12, 1984 for approximately $3,100,000.

Trak Auto has an agreement to lease a distribution center in Ontario, California from a private partnership in which Haft family members own all of the partnership interests. The lease is for 20 years and commenced in 1989. The lease also provides for increasing rental payments, based upon the Consumer Price Index for the Los Angeles area, over the term of the lease. The current annual rental is $1,469,000. The lease requires payment of maintenance, utilities, insurance and taxes. The partnership purchased the distribution center for approximately $10,800,000.

The capital lease arrangements described above are all included in the lease commitment table.

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


Shoppers Food, has a lease agreement for a 86,000 square foot office building in Lanham, Maryland from a private partnership in which Haft family members own all of the partnership interests. The lease is for 20 years and commenced in 1991. The lease provides for yearly increasing rental payments, based upon the Consumer Price Index for the Washington, D.C. Metropolitan Statistical Area; however, the increases shall not be more than 6% or less than 3%. The current annual rental is $1,309,000. The lease requires payment of maintenance, utilities, insurance and taxes. The partnership purchased the office building for approximately $8,700,000 in July 1990. There are currently three unaffiliated subtenants in the office building. These subtenants are leasing approximately 30,000 square feet for a current annual rent of $574,000.

Pennsy Warehouse Leases

For a description of Dart's obligations under leases for three warehouses located at 3301 Pennsy Drive, Landover, Maryland (the "Pennsy Leases"), see
Note 7.

Store Operating Lease Payments to Related Parties

During the fiscal years ended January 31, 1997, 1996 and 1995, respectively, Trak Auto made rental payments of approximately $2,882,000, $2,914,000 and $2,893,000 and Crown Books made rental payments of approximately $1,691,000, $2,136,000, and $2,035,000 to partnerships in which members of the Haft family own all or substantially all of the beneficial interests for both open and closed stores. Shoppers Food made rental payments of approximately $5,384,000, $5,985,000 and $5,327,000 (during Shoppers Food fiscal years ended June 29, 1996, July 1, 1995 and July 2, 1994, respectively) to partnerships in which members of the Haft family own all or substantially all of the beneficial interests. Total Beverage made rental payments of approximately $1,149,000, $984,000 and $893,000 in fiscal 1997, 1996 and 1995, respectively. None of the stores involved were acquired by the partnerships within the past two years.

In addition to the Executive Committee's legal review of the Pennsy Leases, which resulted in litigation filed by Dart on February 10, 1995, the Executive Committees of Dart, Trak Auto and Crown Books have undertaken a legal review of other leasing arrangements and real estate related transactions between the Company, on the one hand, and Haft-owned entities, on the other hand. On December 17, 1996, Dart, Crown Books and Trak Auto filed a lawsuit against Herbert H. Haft (Chairman of each such company) claiming breach of fiduciary duty, fraud and waste in connection with certain of these lease transactions

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


(other than the Pennsy Leases) with certain partnerships owned beneficially by members of the Haft family.

Future Minimum Lease Payments to Related Parties

Dart's subsidiaries and affiliate, Trak Auto, Crown Books, Shoppers Food and Total Beverage lease certain real property from Haft family owned partnerships. The leased properties consist of 45 stores, three warehouses and the Shoppers office building but, exclude the Pennsy Leases. These leases (other than the Pennsy Leases) provide for various termination dates, which, assuming renewal options are exercised, range from 1997 to 2031 and require the payment of minimum rentals aggregating approximately $236,129,000 to the lease expiration dates. Minimum rentals under these leases are approximately $111,739,000 to the expiration of their original terms. Certain of these leases also require the payment of a percentage of sales in excess of a stated minimum, as well as real estate taxes and Consumer Price Index increases.

NOTE 5 - INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS
            (see Note 4)

Haft Family Employment Agreements and Other Compensation Arrangements

In April 1974, Dart entered into an employment agreement with Herbert H. Haft, Chairman and Chief Executive Officer. The agreement, as amended, is renewable each year for a successive ten-year term. The agreement, as amended, provides for a base salary of $544,500 for the year ended January 31, 1986 and for increases in base salary each year thereafter by the greater of (i) $12,000 plus ten percent of the base salary for the preceding fiscal year or (ii) the increase in the cost of living. The agreement, as amended, further provides for an annual bonus equal to 1 1/2% of Dart's consolidated pretax profit not reduced as a result of transactions which are not ordinary and a supplemental bonus based on certain performance criteria for the three-year period ended January 31, 1988 and each three-year period thereafter. The supplemental bonus equals the greatest of (i) 3% of the increase in the aggregate market value of the Class A Common Stock on the last day of the three-year period over such market value on the first day of such period; (ii) 3% of any excess in Dart's consolidated stockholders' equity on the last day of the three-year period over such stockholders' equity on the first day of such period; (iii) 3% of the aggregate consolidated net income during the three-year period; and (iv) his base salary and annual bonus for the last year of the three-year period. Pursuant to the agreement, Herbert H. Haft may elect to receive all or part of his compensation in the form of an option for shares of the Class A Common Stock or defer receipt of all or part of such compensation. The

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


agreement, as amended, also provides that Dart must lend to Herbert H. Haft the funds necessary to purchase a $3,000,000 life insurance policy on his life and/or the life of his former wife, Gloria Haft. Dart has elected not to charge interest on the loan. In 1993, a shareholder derivative action was filed challenging certain aspects of this employment agreement. In 1995, the Special Litigation Committee concluded that it is in the best interests of Dart that claims challenging Herbert H. Haft's employment agreement be dismissed except to the extent that the validity of the "evergreen" provision (successive ten-year terms) of the agreement is challenged.

In fiscal 1989 Dart/SFW Corp. ("Dart/SFW") was formed with the apparent intent that Dart would hold 80 of Dart/SFW's 100 authorized shares of capital stock. However, Dart/SFW's organizational documents are incomplete. In fiscal 1990, Dart and Dart/SFW signed agreements with Herbert H. Haft and Robert M. Haft that purportedly granted to each of them an option to purchase up to ten shares of the common stock of Dart/SFW, or 10 percent of such stock on a fully diluted basis, for $192,688 per share. Under the agreements, each such option is exercisable in whole or in part during the period beginning on August 30, 1995 and ending on August 30, 2004; provided that such options become immediately exercisable in the event of a Major Business Change (as defined in the option agreements) and for a period of ten years thereafter. At any time within three years after receipt of the Dart/SFW shares pursuant to the exercise of an option, Herbert H. Haft or Robert M. Haft, as the case may be, may require Dart to purchase all or part of such shares at their then fair market value, as determined by an independent appraiser selected by Dart's Board of Directors. Pursuant to agreements dated January 11, 1990, Herbert H. Haft assigned and transferred his option to acquire ten shares of Dart/SFW to his two children, Ronald S. Haft and Linda G. Haft, and Robert M. Haft assigned and transferred options to acquire six shares of Dart/SFW to Trusts established for the benefit of his two children, Michael A. Haft and Nicholas G. Haft. As part of the RSH Settlement, Ronald S. Haft consented to the termination of his Dart/SFW options.

The Executive Committee has undertaken a legal review of these options and, as a result, is contesting their validity. Robert M. Haft has filed a lawsuit seeking specific performance from Dart of these options. See Notes 8 and 12.

Dart accrues the estimated fair value of the Dart/SFW stock over the exercise price of the options provided for in these agreements net of Ronald S. Haft's options which terminated as a result of the RSH Settlement.

A 1987 resolution of Dart's Board of Directors (the "1987 Resolution") stated that it would be appropriate for Herbert H. Haft and Robert M. Haft each to

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


have the option to participate individually in acquisitions of other companies by Dart. Their participation is to be on the same terms and conditions as management of the acquired company might participate. Alternatively they may purchase ten percent of Dart's interest in the acquired company on an equivalent basis as Dart.

On February 22, 1995, the court ruled that this resolution entitled Robert M. Haft to purchase for $149,000 ten percent of Dart's interest in the entity that acquired the assets of Total Beverage's Chantilly, Virginia store. In June 1995, Herbert H. Haft advised the Board of Directors of his claim that the 1987 Resolution entitles him to a call on a 10% interest in Total Beverage Corporation. The Executive Committee has advised Herbert H. Haft of its opposition to this claim.

Incentive Stock Agreement

In fiscal 1990, Crown Books entered into an incentive stock agreement (the "ISA") with Robert M. Haft, the former President of Crown Books. Under the terms of the ISA, Crown Books issued 100,000 shares of common stock to Robert
M. Haft, subject to certain restrictions, in return for a non-interest bearing promissory note, discounted at an 11% effective interest rate, of $203,750, due January 2, 2004. The ISA provided that the stock certificate representing the 100,000 shares stated that the shares were subject to certain transfer restrictions. Crown Books had the right to repurchase all or a portion of the shares, subject to certain conditions, in the event Robert M. Haft voluntarily terminated employment with Crown Books. Pursuant to the terms of the ISA, if Crown Books terminated Robert M. Haft without cause, it must issue 100,000 shares of unrestricted common stock to him.

Crown Books recognized deferred compensation to Robert M. Haft under the ISA with a combination of amortization of the discount on the note ($11,000 annually) and straight-line recognition of the difference between the market price of Crown Books common stock on the date of grant and the purchase price for the shares subject to the ISA ($194,000 annually).

When Robert M. Haft's employment with Crown Books terminated in June 1993, Crown Books maintained that he had voluntarily terminated his employment, and therefore Crown Books had a right to repurchase these shares. In August 1993, Robert M. Haft filed a lawsuit against Dart, Crown Books and Trak Auto that, among other claims, contested the right of Crown Books to repurchase the shares, and alleged that Crown Books had terminated Robert M. Haft without cause. The jury and the court in this litigation found in favor of Robert M. Haft on these claims. On March 23, 1995 the court entered final judgement

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


that Robert M. Haft was entitled to damages in the amount of $2,146,250, plus interest, for Robert M. Haft's claims with respect to the ISA.

As a result of this litigation Crown Books expensed the remaining unamortized deferred compensation totaling $1,424,000 (before income taxes) associated with the ISA in the year ending January 31, 1996. In August 1996, Crown Books paid Robert M. Haft approximately $2,146,000 (plus interest) for the 100,000 shares. Crown books recorded the purchase of the shares as treasury stock.

Other Management Employment Agreements

The Company has entered into employment agreements with several key employees. The agreements are for a one-year or two-year terms and are automatically extended one to two years unless the individual is terminated with cause. The agreements provide for annual increases following review and performance appraisal by the Compensation Committee of the Board of Directors.

Executive Committee and Special Litigation Committee

In January 1994, the Board of Directors of Dart established a Special Litigation Committee to assess, on behalf of Dart, whether to pursue, settle or abandon, claims raised in the derivative lawsuits filed against Dart. See Note 8 for a discussion of the derivative lawsuits.

The Board of Directors of Dart established an Executive Committee of the Board of Directors on September 7, 1994. The Executive Committee has the authority to conduct the affairs of Dart with respect to matters that are the subject of disputes between the Chairman of the Board and Chief Executive Officer, Herbert
H. Haft, and the then President and Chief Operating Officer of Dart, Ronald S. Haft. Members of the Executive Committee are Douglas M. Bregman, Larry G. Schafran and Bonita Wilson, with Mr. Schafran as the Chairman of the Executive Committee. Any and all actions of the Executive Committee are required to be approved without a dissenting vote. On October 11, 1994, the Boards of Directors of Trak Auto, Crown Books and Total Beverage each established an Executive Committee of their respective Boards of Directors with authority parallel to that of Dart's Executive Committee.

Members of the Executive Committee are compensated at a rate of $275 per hour plus reimbursement of expenses. Members of the Special Litigation Committee of the Board of Directors have been compensated at a rate of $250 per hour plus reimbursement of expenses. During the years ended January 31, 1997 and January 31, 1996, the compensation paid by Dart and its subsidiaries to members of the respective Executive Committees for their services on those

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


committees totaled $1,299,000 and $1,263,000, respectively. Compensation paid by Dart and its subsidiaries to members of the Special Litigation Committee for their service on that committee during the year ended January 31, 1995 was $269,000, exclusive of expense reimbursement. There were no fees paid to members of the Special Litigation Committee in fiscal 1997 and 1996.

NOTE 6 - SETTLEMENT WITH RONALD S. HAFT

In October 1995, Dart and Ronald S. Haft entered into the RSH Settlement. The RSH Settlement transactions are subject to legal challenges (see Note 8). If sustained, the RSH Settlement transactions were intended to have the effect, by their terms, of transferring majority control of Dart's voting stock to one or more voting trustees (the "Voting Trustees") under a Voting Trust Agreement (the "Voting Trust Agreement"), by and among Ronald S. Haft, Dart and Larry G. Schafran and Sidney B. Silverman as initial Voting Trustees. On December 28, 1995, the initial Voting Trustees resigned and appointed Richard B. Stone as successor Voting Trustee. If the RSH Settlement is not sustained, it would significantly affect the accounting treatment for the settlement as reflected in the accompanying financial statements as described below.

Terms of Settlement with Ronald S. Haft

Dart has recorded the following RSH Settlement transactions:

Dart recorded the purchase of an option for 197,048 shares of Class B Common Stock by Ronald S. Haft. The option had not previously been recognized by Dart. In addition, the option to purchase such shares, pursuant to Ronald S. Haft's employment agreement, was amended to increase the exercise price from $89.65 to $140.00 per share. These 197,048 shares of Class B Common Stock were issued to Ronald S. Haft pursuant to his exercise of the option in exchange for $197,048 in cash and a secured promissory note from Ronald S. Haft in the principal amount $27,389,672 (the "$27.4 Million Note"). The $27.4 Million Note is due June 30, 2000, subject to earlier prepayment in the event of a disposition of the shares of stock held by the Voting Trustees. Interest on the $27.4 Million Note accrues at 8% and is due at maturity. Immediately after issuance of the 197,048 shares of Class B Common Stock to Ronald S. Haft, he assigned to the Voting Trustees such shares as well as 25,246 shares of Class B Common Stock that he owned previously.

Ronald S. Haft transferred to Dart 172,730 shares of Class B Common Stock in exchange for 288,312 shares of Class A Common Stock. The 288,312 shares of Class A Common Stock have been placed into the Voting Trust established under the Voting Trust Agreement and the 172,730 shares of Class B Common Stock have

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


become treasury shares, which are not entitled to vote. Prior to the RSH Settlement, Herbert H. Haft exercised voting rights with respect to such Class B shares. In addition, Ronald S. Haft assigned to the Voting Trust 86,173 shares of Dart Class A Common Stock (subject to competing claims as to 58,029 of those shares) and agreed to assign to the Voting Trust an additional 33,333 shares of Dart Class A Common Stock currently pledged as security for a bank debt of Ronald S. Haft.

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

The $37.7 Million Note and the $27.4 Million Note that Ronald S. Haft has given to Dart in connection with the RSH Settlement both have a stated maturity date of June 30, 2000, but will be due and payable upon the closing of a "put" or "call" under the Buy/Sell/Offering Agreement. The price of the shares purchased by Dart upon the closing of a "put" or "call" would be offset against the principal and interest due on these two promissory notes. With respect to the 222,294 shares of Class B Common Stock held by the Voting Trustee, Ronald S. Haft may (instead of including them in the "put") exchange them for 244,523 shares of Class A Common Stock (i.e., a 1.1 to 1 exchange ratio) and offer those 244,523 shares of Class A Common Stock to the public. Dart has an option to "call" the shares held by the Voting Trustee, if they have not previously been disposed of as described above, at any time during the first seven months of the year 2000.

All of the 222,294 Class B shares in the Voting Trust, as well as the related voting trust certificates issued to Ronald S. Haft under the Voting Trust Agreement, have been pledged to Dart and CMREC as security for certain loans made to Ronald S. Haft and other obligations of Ronald S. Haft arising under the RSH Settlement.

The $27.4 Million Note and the $37.7 Million Note are recourse subject to

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


certain limitations and are recorded as Notes Receivable - Shareholder on the Company's balance sheet and have been included as a component of Stockholders' Equity.

Dart transferred an additional $11,621,276 in cash to Ronald S. Haft in escrow, and such funds have been tendered to Herbert H. Haft as prepayment of a Ronald
S. Haft promissory note to Herbert H. Haft, which promissory note was originally given as partial payment for the 172,730 shares of Class B Common Stock discussed above. In exchange for a loan of $11,621,276 from Dart, Ronald
S. Haft gave Dart a secured promissory note of $11,621,276 (the "$11.6 Million Note"), due June 30, 2000, subject to earlier prepayment upon the sale of the CMREC properties (discussed below). The $11.6 Million Note accrued interest at an annual rate of 6.61%, payable December 31 of each year beginning December 31, 1995.

As part of the RSH Settlement, Dart and CMREC agreed to the sale of the five properties which CMREC owned through joint ventures with Haft-owned entities. Until a sale CMREC retained a $2.0 million interest in the properties and CMREC received 1% of the ordinary income and losses generated by the joint ventures and was a general partner in the joint ventures. (Ronald S. Haft and entities controlled by him received the remaining 99%.) As a result, the real estate joint ventures were no longer consolidated with the Company's financial statements as of October 6, 1995. In connection with the agreement to sell the five properties, therefore, Dart recorded a loss of $14.6 million for the write-down of the CMREC partnership interest to fair value based upon an independent third party valuation. Prior to settlement discussions with Ronald
S. Haft, Dart and CMREC had no intention to dispose of these assets.

In May 1996, the five properties were sold pursuant to the terms of the RSH Settlement. As a result of the sale, Dart received $2.0 million of the proceeds for its retained interest in the joint ventures and Ronald S. Haft repaid the $11.6 Million Note to Dart plus accrued interest. In addition, approximately $32.6 million of CMREC's share of the net proceeds from the sale of the properties are held in escrow and will be payable to Ronald S. Haft if certain transactions contemplated by the RSH Settlement are effected.

Ronald S. Haft and Dart have agreed to various transactions relating to certain warehouse and office facility properties that Dart and/or Trak Auto lease from Haft-owned entities (collectively, the "Warehouse Transactions"). The properties include Dart's headquarters in Landover, Maryland, Trak Auto's distribution centers in Ontario, California and Bridgeview, Illinois (the "Distribution Centers") and some of Dart's former warehouse and office facility in Landover, Maryland (the "Pennsy Warehouses"). The primary intent

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


of the Warehouse Transactions is to transfer interests controlled by Ronald S. Haft in some or all of the properties to entities controlled by Dart, and amend the leases to reduce or, in the case of the Pennsy Warehouses, eliminate the rents being paid by Dart or Trak Auto. The Warehouse Transactions are subject to contingencies, including bankruptcy court and mortgagee approval to the extent any is necessary, to challenges brought by Herbert H. Haft concerning the extent of Ronald S. Haft's ownership interest in certain of the properties and with respect to the properties in Landover, Maryland and Bridgeview, Illinois, claims asserted by Robert M. Haft and Linda G. Haft regarding the extent to which Ronald S. Haft controls the partnerships owning such properties. As of January 31, 1997, Dart has only recorded its interest in two of the three Pennsy Warehouses. These interests were recorded at an amount equal to the mortgages on these warehouses. Dart reduced the reserve for Pennsy Warehouse Leases by approximately $14.0 million, recorded as additional Paid-in-Capital. Dart and/or Trak Auto expect to continue to fund the rental payments on the remaining properties until such time as the various contingencies surrounding these transfers are resolved. Accordingly, Dart has not recorded the buyout of the lease obligations for the Distribution Centers. These properties continue to be accounted for as capital leases. Accordingly, the capital lease obligation of $30.2 million and the net book value of $16.5 million has not been reversed and the corresponding fair values of the Distribution Centers and related mortgages have not been recorded. Depending upon the outcome of these contingencies, the accounting treatment of the transfer (described above) in the financial statements could be significantly affected.

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

Ronald S. Haft consented to termination of all of his outstanding stock options from Dart and its subsidiaries, including options for five shares of Dart/SFW Corp. As a result, in fiscal 1996 Dart reduced its accrual by approximately $2.8 million for its expense associated with the Dart/SFW Corp. options, resulting in additional Paid-in-Capital. The total unpaid accrued balances of $5.3 million related to both the termination of Ronald S. Hafts' employment contract and Dart/SFW Corp. options were recorded as additions to

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


Paid-in-Capital as they were considered reductions in the costs of the RSH Settlement.

As a result of the RSH Settlement, Dart also reduced its accrual for legal expenses by approximately $2.0 million for litigation involving the Pennsy Warehouses. However, Dart accrued or paid an additional $3.5 million for legal and/or consulting services associated with the RSH Settlement.

The RSH Settlement is the subject of legal challenges raised by Robert M. Haft, Gloria Haft and Linda Haft and, separately, by Herbert H. Haft. In connection with such legal challenges, the court entered a Standstill Order, which restricts certain actions of Dart until further order of the court. See
Note 8.

The documents implementing the RSH Settlement contain certain provisions intended to protect Dart's interests if a challenge to the RSH Settlement is accepted by the court. In general terms, these provisions include the following:

a)      If the court does not approve the settlement in the Kahn action (see
        Note 8), Dart will have the right to cause the RSH Settlement transactions to be reversed, except that (i) Ronald S. Haft will have up to two years to repay the $37.7 Million Note, (ii) the Warehouse Transactions will proceed and (iii) the sale of CMREC joint venture properties will stand, but without any assignment to Ronald S. Haft of CMREC's portion of the sale proceeds.

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

c) If a court rules that Ronald S. Haft cannot transfer the 172,730 shares of Class B Common Stock to Dart because of the impact on Herbert H. Haft's preexisting proxy from Ronald S. Haft to vote those shares, then $8.0 million of the CMREC sale proceeds will be held in escrow until the transfer occurs and may, under certain circumstances be returned to Dart.

d) If a court determines that the 197,048 shares of Class B Common Stock issued to Ronald S. Haft are not validly issued or that the Voting Trustees are not entitled to vote the shares they hold, then Dart will have the same

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


        rights (discussed above) as in the event that the Court does not approve the settlement of the Kahn lawsuit. Alternatively, Dart could elect that the 197,048 shares of Class B Common Stock be returned to Dart, that the $27.4 million promissory note be canceled and that Ronald S. Haft pay $8.0 million to Dart within two years.

NOTE 7 - PENNSY WAREHOUSE LEASES

The Pennsy Leases cover a 533,800 square foot facility consisting of office space and three warehouses once occupied and used by the Dart Drugstore chain, a predecessor of Dart. The warehouses and office space are not required by Dart for its operations. These warehouses are owned by partnerships in which members of the Haft family own all the general and limited partnership interests. The office space and warehouses were built by Haft partnerships between 1965 and 1974; Warehouse I and the offices were built in 1965, Warehouse II in 1971 and Warehouse III was built in 1974. The facility is located at 3301 Pennsy Drive, Landover, Maryland.

Trak Auto, Crown Books and Shoppers Food utilize space in Warehouses II and III at a variable rental (approximately $268,000 per year) dependent on square footage used. This arrangement continues on a month-to-month basis. The arrangement requires Trak Auto, Crown Books and Shoppers Food each to pay for its share of common area maintenance, real estate taxes and insurance premiums.

The buildings have fallen into disrepair. Deferred maintenance is estimated at between $2.0 million and $3.0 million. On November 21, 1994, Dart's Executive Committee received a report indicating the presence of friable asbestos in Warehouses I and II as well as the existence of asbestos located in certain intact floor tiles in Warehouse III. Some asbestos-containing material has fallen on particular store fixtures and material stored in Warehouse I. However, tests demonstrated that the level of airborne asbestos did not exceed the legal limits. With respect to Warehouse III, Dart has determined that the presence of asbestos-containing materials in the floor tiles did not render Warehouse III unsafe, because the materials were intact and the asbestos was non-friable. No friable asbestos was located in the portion of Warehouse III used by Trak Auto, Crown Books and Shoppers Food.

The removal of asbestos from Warehouse II and III was completed in March 1996 and thereafter Trak Auto, Crown Books and Shoppers Food started to use space in Warehouse II. Dart is continuing to repair Warehouses II and III.
Warehouse I remains secured and unused.

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


The Pennsy Leases expire September 30, 2016 and provide for increasing rental payments based on the Consumer Price Index. The leases are "triple net" leases, in that, in addition to rental payments, Dart is responsible for all expenses, including but not limited to real estate taxes, all utilities, insurance and maintenance. These estimated outflows would substantially impair the future cash flows of Dart. In 1994, Dart's Executive Committee undertook a legal review of the subject leases from their inception. As a result of this legal review, on February 10, 1995, Dart filed a complaint for rescission of the Pennsy Leases and for the return of rent paid since the reassumption of the Pennsy Leases. If the RSH Settlement is not sustained and the leases remain enforceable, Dart will pay in excess of $68.2 million in rent to the Haft interests, plus an additional $13.9 million in "triple net" expenses. The net present value of future payments, discounted at a rate of 6%, and eliminating the effect of estimated future inflation of 4%, is approximately $32.2 million. At the end of the lease term Dart retains no residual value in either the land or buildings.

During fiscal 1995, Dart revised its expectations of future sublease income and increased the reserve for the obligations represented by these leases to $32.3 million from $9.6 million, an increase of $22.7 million. As part of the RSH Settlement (see Note 6), Ronald S. Haft agreed to transfer the real estate and the partnership interests controlled by him in the Pennsy Leases to Dart. The transfer of the partnership interest reduced Dart's obligation under the leases. Accordingly, Dart reversed $14.0 million of the reserve with respect to Warehouses II and III. The transfer contemplated in the RSH Settlement is subject to contingencies, including bankruptcy court with respect to Warehouse II and III and mortgagee approval to the extent any is necessary, and to challenges brought by Herbert H. Haft concerning the extent of Ronald S. Haft's ownership interest in certain of the properties. Depending upon the outcome of these contingencies, the accounting treatment of the transfer (described above) in the financial statements could be significantly affected.

The following summarizes the activity in the reserve:


                                                   (dollars in thousands)
                                                     1997          1996
                                                  ----------   ----------
Reserve, beginning of year                        $  18,467     $  31,892
Add: Interest accrued                                   981         1,655
Less: Payments made                                    (880)       (1,080)
      Reversal of reserve                               -         (14,000)
                                                  ---------     ---------
Reserve, end of year                              $  18,568     $  18,467
                                                  =========     =========

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


NOTE 8 - LITIGATION

Robert M. Haft Litigation

In August 1996, Dart and Crown Books paid approximately $21.0 million and $16.9 million, respectively, (including interest of approximately $3.3 million) for satisfaction of the RMH Judgment. The Company accrued approximately $32.2 of the RMH Judgment in fiscal 1995 and accrued interest monthly. Pursuant to the RMH Judgment, Crown Books also paid $2.1 million to Robert M. Haft for 100,000 shares of Crown Books common stock. Crown Books recorded these shares as treasury shares. The Company has filed a lawsuit against Herbert H. Haft to recover these amounts.

Derivative Litigation

In September 1993, Alan R. Kahn and the Tudor Trust (the "Kahn Derivative Plaintiffs"), shareholders of Dart, filed a lawsuit naming as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, Bonita A. Wilson, Combined Properties, Inc. ("CPI"), Combined Properties Limited Partnership and Capital Resources Limited Partnership. The suit is brought derivatively and names as nominal defendants Dart, Trak Auto, Crown Books, Shoppers Food, Total Beverage and CMREC.

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

In November 1993, Robert M. Haft filed a lawsuit naming as defendants Herbert
H. Haft, Ronald S. Haft, Douglas M. Bregman, and Bonita A. Wilson, and also names Dart as a nominal defendant. The complaint derivatively alleges interested director transactions, breach of fiduciary duty and waste in connection with the RSH Employment Agreement. Robert M. Haft also brings individual claims for breach of contract and dilution of voting rights in connection with the sale of shares of Class B Common Stock by Herbert H. Haft

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


to Ronald S. Haft and the RSH Employment Agreement. The complaint seeks rescission of the sale of such shares and the RSH Employment Agreement, unspecified damages from the individual directors, and costs and attorneys' fees.

In January 1994, a Special Litigation Committee was appointed by the Board of Directors to assess, on behalf of Dart, whether to pursue, settle or abandon the claims asserted in these two derivative lawsuits. In September 1994, the Special Litigation Committee moved for dismissal of certain claims in these derivative lawsuits and for realignment of the parties to permit Dart to prosecute other claims in those derivative lawsuits. Thereafter, the Special Litigation Committee amended its motion and advised the court that it had instituted certain lawsuits concerning related party real estate transactions, (see the Pennsy Warehouse Litigation, described below), and was considering asserting additional claims, certain of which have since been asserted in (see the Lawsuit Against Herbert H. Haft Concerning Haft-Owned Real Estate, see Item 3 - Legal Proceedings). The amended motion is still pending before the court.

In connection with the RSH Settlement, the plaintiff shareholders, Ronald S. Haft, CPI, Dart, Trak Auto and Crown Books entered into a Stipulation and Agreement of Compromise, Settlement and Release (the "Stipulation"). Pursuant to the Stipulation, the claims against Ronald S. Haft and CPI will be dismissed on the merits and with prejudice as against the shareholder plaintiffs and Dart and its subsidiaries, if the RSH Settlement and dismissal of these claims are approved by the court.

Given that these actions are brought in the name of Dart and its subsidiaries, recovery in them would inure to the benefit of Dart and its subsidiaries if the claims are successfully litigated or settled. Therefore, in the opinion of management, resolution of these actions will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Pennsy Warehouse Litigation

In fiscal 1995, the Executive Committee of Dart's Board of Directors undertook a legal review of the Pennsy Leases. As a result, in February 1995, Dart filed a complaint (the "Pennsy Warehouse Litigation") alleging breaches of fiduciary duty, waste and other irregularities by certain members of the Haft family and others in connection with the Pennsy Leases and, in particular, with the resumption of rental payments for these warehouses in 1991. The complaint seeks rescission of the Pennsy Leases, restitution of approximately

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


$5.0 million of rent and other expenses paid since 1991 and other monetary damages.

Robert M. Haft Stock Option Litigation

On February 10, 1995, Robert M. Haft filed a complaint against Dart seeking specific performance or damages in connection with the refusal of Dart to issue shares of Class A Common Stock to him pursuant to his exercise of certain options purportedly granted to him by Dart. Robert M. Haft allegedly received these options on three separate occasions: (i) pursuant to the Dart Drug Corporation Executive Non-Qualified Stock Option Plan (the "1983 Plan"), under which Robert M. Haft allegedly received options to purchase 120,000 shares of Class A Common Stock; (ii) pursuant to the Dart Drug Corporation 1987 Executive Non-Qualified Stock Option Plan (the "1987 Plan"), under which Robert M. Haft allegedly received options to purchase 99,750 shares of Class A Common Stock; and (iii) pursuant to a Stock Option Agreement (the "1989 Agreement") dated as of August 30, 1989, among Dart, Dart/SFW Corp. ("Dart/SFW") and Robert M. Haft, under which Robert M. Haft allegedly received options to purchase 10 shares (or 10%) of common stock of Dart/SFW.

Dart is contesting the validity of the options granted to Robert M. Haft pursuant to the 1983 Plan, the 1987 Plan and the 1989 Agreement. Dart filed a counterclaim on July 17, 1995 asking that the stock option plans and stock option agreement that are the subject of the litigation be declared void, rescinded and unenforceable.

Herbert H. Haft Proxy Litigation

In connection with Herbert H. Haft's sale of 172,730 shares of Class B Common Stock to Ronald S. Haft on July 28, 1993 (the "Stock Sale Agreement"), Ronald
S. Haft purportedly granted Herbert H. Haft an irrevocable proxy (the "Proxy") to vote these shares of stock. In June 1995, Ronald S. Haft purportedly revoked this proxy.

On July 18, 1995, Ronald S. Haft filed a lawsuit against Herbert H. Haft and, nominally, Dart for Herbert H. Haft's alleged breach of contract and breach of fiduciary duties to Ronald S. Haft and to Dart in connection with the Proxy. In this action, Ronald S. Haft seeks a declaration that the Proxy is revocable or would be revocable under certain conditions, as well as costs and attorneys' fees. Ronald S. Haft also requests that the court require Dart to refuse to recognize the validity of the Proxy. On August 9, 1995, Herbert H. Haft filed an Answer and Counterclaim denying liability and requesting rescission of the Stock Sale Agreement because of Ronald S. Haft's alleged

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


breach of contract and other grounds. On September 25, 1995, Dart filed its answer in this action. Both Ronald S. Haft and Herbert H. Haft moved for summary judgment in this lawsuit. On November 14, 1995, the court denied Ronald
S. Haft's motion for summary judgment; Herbert H. Haft's motion for summary judgment remains pending.

As part of the RSH Settlement, Dart purchased from Ronald S. Haft the 172,730 shares of Class B Common Stock that were subject to the Proxy and the shares have become treasury shares (see Note 6).

Section 225 Action by Robert, Gloria and Linda Haft

On October 17, 1995, Robert M. Haft, Gloria G. Haft and Linda G. Haft (collectively, "RGL") filed a lawsuit (the "Section 225 Action"), naming as defendants Dart and all of its directors. RGL seek an order, under Section 225 of the Delaware General Corporation Law, declaring that RGL validly removed all of Dart's directors and replaced them with three individuals (John L. Mason, Ellen V. Sigal and Michael Ryan), whom RGL purport to have elected. Such purported election is premised on RGL's contention that RGL own a majority of Dart's voting stock because, they argue, (i) the 172,730 Class B shares subject to Herbert H. Haft's proxy have been purchased by Dart and may not be voted and
(ii) the shares of Class B Common Stock placed in a voting trust (the "Trust Shares") by Ronald S. Haft pursuant to the RSH Settlement also are not entitled to vote because they have been unlawfully issued or they should be deemed to be owned by Dart.

Dart's position is that this lawsuit is without merit and that the purported action by RGL to reconstitute the Board of Directors is invalid. On October 27, 1995, Dart filed a motion for summary judgment.

Challenge to RSH Settlement by Herbert H. Haft

On November 6, 1995, Herbert H. Haft filed a lawsuit naming as defendants Dart, and certain of its directors. Herbert H. Haft seeks a judgment (i) declaring the RSH Settlement unlawful, hence null and void; (ii) declaring either that 172,730 shares of Class B Common Stock belong to him, were wrongfully sold by Ronald S. Haft to Dart, and that Herbert H. Haft is entitled to restitution of such shares or, alternatively, that his purportedly irrevocable proxy on the 172,730 shares continues to be valid; (iii) declaring that Herbert H. Haft retains voting control of Dart or, at a minimum, 34.55% of Dart's voting power;
(iv) declaring that the Trust Shares may not be lawfully voted; and (v) other matters.

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


On December 5, 1996, Herbert H. Haft filed a motion for partial summary judgment. Dart opposed this motion for partial summary judgment and, on March 14, 1997, the court denied Herbert H. Haft's motion in its entirety.

A trial date has not yet been scheduled. In the event Herbert H. Haft prevails at trial, there could be a significant effect on the accounting treatment for the RSH Settlement that has been reflected in the Company's financial statements. See Note 6.

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

Possible Settlements

On April 21, 1997, Dart reached a conditional settlement agreement in principle with Herbert H. Haft. If the settlement contemplated by the conditional agreement in principle is implemented, Herbert H. Haft would retire from his positions as Chairman of Dart, Shoppers Food, Trak Auto and Crown Books. Herbert H. Haft also would relinquish his claim to voting control of Dart.

Under the settlement contemplated by the conditional agreement in principle, Herbert H. Haft would sell to Dart, Trak Auto and Crown Books all of his shares of stock and stock options in these companies. The settlement also would terminate Herbert H. Haft's employment agreement with Dart and resolve all outstanding litigation and disputes between Dart and Herbert H. Haft. Herbert
H. Haft

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


would also assign certain real estate interests to Dart.

Herbert H. Haft would receive approximately $30 million from Dart if the settlement is implemented. Herbert H. Haft would also receive an additional $11.6 million from escrowed funds previously paid by Dart to Ronald S. Haft as part of the RSH Settlement (plus $700,000 interest on those funds). The conditional agreement in principle also contemplates that Dart would make a $10 million loan to a partnership owned by Herbert H. Haft and Ronald S. Haft, which loan would be secured by such partnership's interests in three shopping centers located in suburban Washington, D.C. and would be personally guaranteed by Ronald S. Haft.

Implementation of the conditional agreement in principle is subject to the negotiation of a definitive settlement agreement satisfactory to Dart and Dart's receipt of satisfactory advice from its investment bankers. The conditional agreement in principle states that it will terminate if a definitive settlement agreement is not entered into by May 9, 1997.

The conditional agreement in principle is also conditioned on Dart's entering into a supplemental settlement with Ronald S. Haft and a comprehensive settlement with RGL. Negotiations with respect to these related settlements are currently underway. Current settlement discussions contemplate that Dart, Trak Auto and Crown Books would collectively pay approximately $50 million in exchange for all of RGL's equity interests in these companies and certain real estate interests. There can be no assurance that such settlements will be reached or as to the terms or timing of any settlement, if one occurs.

Closing of the transactions contemplated by the conditional agreement in principle also is subject to (i) final and non-appealable action by the Delaware Court of Chancery or the Delaware Supreme Court approving all of the terms of the settlement, terminating certain putative derivative actions pending with respect to Dart and Crown Books in the Delaware Court of Chancery, and approving the RSH Settlement and the supplemental settlement between Dart and Ronald Haft, and (ii) final and non-appealable action by the U.S. Bankruptcy Court approving the effectiveness of Chapter 11 plans of reorganization for certain real estate entities owned by Haft family members.

There can be no assurance that a definitive settlement agreement between Dart and Herbert H. Haft will be entered into and that the transactions contemplated by the conditional agreement in principle will be implemented.

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


Any settlement with RGL (including any financing of such settlement) would require further order of the Delaware Court of Chancery under the Standstill Order and could be opposed by Herbert H. Haft if Dart does not settle with him.

A closing of any settlement with RGL would be subject to available financing and the proposed settlement with Herbert H. Haft would be subject to the receipt of advice by Dart from its financial advisor that adequate financing would be available at closing. Dart and its subsidiaries do not presently have cash available to pay the approximately $90 million (including the loan of $10 million) contemplated by the possible settlements but are considering various options to finance them.

Other

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, liabilities, if any, will not have a material adverse effect upon the consolidated financial condition and results of operations of the Company.

The Company recorded legal expenses of approximately $22.4 million, $7.2 million and $18.4 million during the years ended January 31, 1997, 1996 and 1995, respectively. These amounts include estimated future expenses that likely will be necessary to resolve all litigation discussed above.

NOTE 9 - CREDIT FACILITIES

On September 12, 1996, Crown Books entered into a revolving credit facility with a finance company to borrow up to $50 million. Crown Books intends to use proceeds from draw-downs under the credit facility for working capital and other corporate purposes. The agreement has an original term of three years. Borrowing under the credit facility include revolving loans and letters of credit which bear interest at a rate equal to the prime rate (as defined in the credit agreement) and LIBOR loans which bear interest at LIBOR plus 2.25%. Interest on prime rate borrowings is payable monthly. Interest and principal on LIBOR loans is payable between one and six months from the borrowing date. LIBOR loans are subject to a prepayment penalty and may be continued for subsequent one to six month periods. LIBOR loans may be converted to prime rate loans and vice versa. The agreement includes a facility fee of .25% on the unused principal balance, as defined. No single advance may be outstanding for more than 36 months.

Borrowings under the credit facility are secured by Crown Books' inventory, accounts receivable and proceeds from the sale of such assets of Crown Books.

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


The credit facility also contains certain restrictive covenants, including a limitation on the incurrence of additional indebtedness and places a $13.1 million limitation on payments to settle disputes with Haft family members. There are additional covenants related to tangible net worth. Loans under the credit facility are subject to limitations based upon eligible inventory levels, as defined in the agreement. Crown Books may terminate the credit facility upon 60-days prior written notice to the lender and the lender may terminate it as of September 12, 1999 or on any anniversary date thereafter upon 60-days prior written notice to Crown Books. During fiscal 1997 Crown Books began borrowing under the credit facility. The maximum borrowings outstanding at any one time during fiscal 1997 were $15,621,000 and there was no outstanding balance as of February 1, 1997. Crown Books had $25.0 million available for borrowing at February 1, 1997. In connection with its expansion program, Crown Books anticipates increasing its borrowing under its revolving credit facility, subject to limitations contained in the loan agreement. To increase the limit from $25.0 million to $35.0 million, Crown Books is required to maintain a minimum tangible net worth of $73.0 million as of the fiscal year end preceding the election and for each fiscal year end thereafter, and to maintain a minimum tangible net worth of $70.0 million as of the election date and thereafter, in addition to other covenants. To increase the limit from $35.0 million to $50.0 million, Crown Books is required to maintain a minimum tangible net worth of $75.0 million as of the fiscal year end preceding the election and for each fiscal year end thereafter, in addition to other covenants. The average borrowings (calculated from the inception of the agreement) and weighted average interest rate for fiscal 1997 were $4,263,000 and 8.25%.

In December 1996, Trak Auto entered into a revolving credit facility (the "Trak Auto Facility") with a finance company to borrow up to $25.0 million. Trak Auto intends to use proceeds from drawdowns under the Trak Auto Facility for working capital and other corporate purposes. The Trak Auto Facility has an original term of three years. Borrowings under the Trak Auto Facility bear interest at rates ranging from prime rate minus 0.50% to prime rate plus 0.25%, for prime rate loans, and LIBOR plus 1.5% to LIBOR plus 2.25%, for LIBOR loans. Interest rates are based upon Trak Auto's ratio of debt to tangible net worth. Borrowings are limited to eligible inventory levels, as defined and are secured by Trak Auto's inventory, accounts receivable, and proceeds from the sale of such assets. The Trak Auto Facility contains certain restrictive covenants including limitations on additional indebtedness, advances to affiliates and payments (limited to $25.0 million) or guarantees (limited to $20.0 million of the $25.0 million) to settle disputes with Haft family members and includes a maximum leverage ratio covenant.

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


Interest on prime rate loans is payable monthly. Interest and principal on LIBOR loans is payable between one and six months from the borrowing date. LIBOR loans are subject to a prepayment penalty and may be continued for a subsequent one to six month period. LIBOR loans may be converted to prime rate loans and visa versa. The Trak Auto Facility includes a facility fee of .25% on the unused principal balance, as defined. No single advance may be outstanding for more than 36 months. Trak Auto may terminate the Trak Auto Facility upon 60-days prior written notice to the lender and the lender may terminate it as of December 18, 1999 or on any anniversary date thereafter upon 60-days prior written notice to Trak Auto.

Trak Auto currently has a $750,000 commercial letter of credit facility with NationsBank for use in importing of merchandise.

At January 31, 1997, there were no borrowings under the Trak Auto Facility and no borrowings under the letter of credit facility.

NOTE 10 - RESTRUCTURING AND STORE CLOSING CHARGES

Trak Auto

Trak Auto continually evaluates its store operations and the need to close, relocate, or expand stores or convert existing Classic Trak stores into Super Trak or Super Trak Warehouse stores. Trak Auto recognizes store closing costs when management decides to close a store. In prior years, Trak Auto has also recognized the anticipated costs for closing, relocating, expanding and converting existing stores to the Super Trak and Super Trak Warehouse concept. The costs associated with store closings and restructuring efforts are primarily unrecoverable lease obligations (rent, real estate taxes and common area charges, net of estimated sublease income) and the book value of leasehold improvements as of the actual or estimated store closing date.

As of February 1, 1997, Trak Auto had reserves of $2,644,000 for store closings and restructuring. The restructuring reserve relates to 15 stores that have been closed or converted into Super Trak or Super Trak Warehouse stores and an additional nine stores identified to be closed or converted but which have remained open. The closed store reserve relates to 16 Classic Trak and Super Trak stores that were closed apart from Trak Auto's restructuring efforts. The activity in the closed store and restructuring reserves during the last two years are as follows:

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995



                                                     (dollars in thousands)
                                                         1997        1996
                                                       ---------   --------
Reserves, beginning of year                            $  4,491    $  6,945
Less: Net provision recorded/(charges)                   (1,847)     (2,454)
                                                       --------    --------
Reserves, end of year                                  $  2,644    $  4,491
                                                       ========    ========


Included in the closed store provision for fiscal 1997 is an increase of the closed store and restructuring reserves of approximately $402,000 and included in the closed store provision for fiscal 1996 is an increase of the reserves of $673,000.

The lease obligation allocable to related party leases is approximately $969,000. The closed store and restructuring reserves as of February 1, 1997 are expected to be utilized as follows:


                             (dollars in thousands)
                         Fiscal Year            Total
                         -----------         ---------
                            1998             $ 1,047
                            1999                 836
                            2000                 335
                            2001                 167
                            2002                 128
                            2003-2005            131
                                             -------
                             Total           $ 2,644
                                             =======

The amount recorded for future lease obligations has been estimated at 95% of the total lease obligation after the closing date because Trak Auto believes that certain alternatives (subleasing and favorable lease buy-outs) to abandonment may be available. Since the recorded reserves represents an estimate based upon anticipated closing dates and the book value of the leasehold improvements at the time the store is closed, the actual amount of costs associated with store closings are subject to change.

Trak Auto will continue to evaluate the performance and future viability of its stores and may close or convert additional stores in the future.

Crown Books

Restructuring Reserve

In fiscal years 1993 and 1994, Crown Books determined that a number of the smaller Classic Crown Books stores were not competitive in an industry moving to larger stores. Consequently, Crown Books recorded restructuring charges

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


totaling $12,800,000 during these two years for the anticipated costs for closing, relocating, expanding and converting existing stores to the Super Crown Books concept. These costs primarily represent unrecoverable lease obligations (net of estimated sublease income) and the book value of leasehold improvements at the estimated closing date. The activity in the restructuring reserves during the last two years was as follows:

                                                  (dollars in thousands)
                                                      1997        1996
                                                  -----------  ----------
Restructuring Reserve, beginning of year           $  7,025     $ 10,515
Less:  Payments and charges                          (1,653)      (1,439)
       Reversal of reserves                          (3,865)      (2,051)
                                                   --------     --------
Restructuring Reserve, end of year                 $  1,507     $  7,025
                                                   ========     ========

In fiscal 1997 and 1996, Crown Books reversed a portion of the restructuring reserve as a result of (i) management's decision not to close certain stores that had been scheduled for closing, (ii) stores that were closed under negotiated lease settlements that were more favorable than expected, and (iii) the postponement of certain store closings.

The remaining restructuring reserve relates to 14 stores, of which four have been closed as of February 1, 1997, with lease obligations ranging from one to 96 months. The lease obligation allocable to related party leases is approximately $474,000. The restructuring reserve is expected to be utilized as follows:

                             (dollars in thousands)
                           Lease           Leasehold
           Fiscal       Obligations      Improvements
            Year      (Cash Outflows)     & Fixtures         Total
          --------    ---------------    ------------     --------
            1998         $     532         $     164       $     696
            1999               269                 6             275
            2000               215                19             234
            2001                66               -                66
            2002                59               -                59
            2003-2005          177               -               177
                         ---------         ---------       ---------
            Total        $   1,318         $     189       $   1,507
                         =========         =========       =========

Since the recorded restructuring reserve represents an estimate based upon anticipated store closing dates and the book value of the leasehold improvements at the time a store is closed, the actual amounts of costs associated with store closings may be different from the reserve.

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


Store Closing Reserve

Crown Books continually evaluates its store operations and the need to close stores that do not perform satisfactorily. Crown Books recognizes store closing costs when management decides to close a store. The costs primarily represent unrecoverable lease obligations (net of estimated sublease income) and the book value of leasehold improvements at the estimated closing date. The activity in the closed store reserve during the last two fiscal years is as follows:

                                                     (dollars in thousands)
                                                       1997        1996
                                                     ---------  ---------
Closed Store Reserve, beginning of year              $ 10,850    $ 20,241
Less: Payments and charges                             (1,764)     (2,648)
      Reversal of reserves                             (1,052)     (6,743)
                                                     --------    --------
Closed Store Reserve, end of year                    $  8,034    $ 10,850
                                                     ========    ========

In fiscal 1997 and 1996, Crown Books reversed a portion of the closed store reserve as a result of (i) management's decision not to close certain stores that had been scheduled for closing, (ii) stores that were closed under negotiated lease settlements that were more favorable than expected, and (iii) the postponement of certain store closings.

The remaining closed store reserve relates to 69 stores, of which 13 have been closed as of February 1, 1997, with lease obligations ranging from one to 54 months. The lease obligation allocable to related party leases is approximately $1,555,000. The closed store reserve is expected to be utilized as follows:

                             (dollars in thousands)
                          Lease          Leasehold
          Fiscal       Obligations      Improvements
           Year      (Cash Outflows)     & Fixtures         Total
         --------    ---------------    ------------     ----------
           1998         $   1,960         $    642         $  2,602
           1999             2,040              198            2,238
           2000             1,437              141            1,578
           2001               805              -                805
           2002               383               49              432
           2003-2005          284               95              379
                        ---------         --------         --------
           Total        $   6,909         $  1,125         $  8,034
                        =========         ========         ========

Since the recorded closed store reserve represents an estimate based upon anticipated store closing dates and the book value of the leasehold improvements at the time the store is closed, the actual costs are subject to change and may be different from the reserve. Crown Books will continue to

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


evaluate the performance and future viability of its remaining stores and may close additional stores. Crown Books has not recorded reserves for any such future possible store closings.

Total Beverage

Due to poor operating performance, Total Beverage's Bull Run store was closed during the fourth quarter of fiscal 1995. Dart reserved approximately $2,800,000 for future lease obligations and a portion of the fixtures net of recoveries expected through CMREC. As a result of a negotiated settlement of the lease obligation, Dart reversed $2,420,000 of this reserve during the fiscal year ended January 31, 1996.

In addition, management of Dart and Total Beverage concluded that a Total Beverage store opened during fiscal 1996 would be closed in fiscal 1997. The decision was based on the store's disappointing sales volume. Accordingly, Total Beverage recorded a closed store reserve of approximately $3.0 million, primarily for future lease obligations and the write-off of leasehold improvements and a portion of the store's fixtures. At January 31, 1997 Total Beverage has $2.6 million remaining in the closed store reserve.

NOTE 11 - MINORITY INTERESTS

The $67,750,000 of minority interests reflected in the Consolidated Balance Sheet as of January 31, 1997 represents the minority portion of Trak Auto and Crown Books equity owned by the public shareholders of Trak Auto and Crown Books. Income attributed to the minority shareholders of Trak Auto was $354,000, $2,351,000 and $3,569,000 for the years ended January 31, 1997, 1996 and 1995, respectively. Income (loss) attributed to the minority shareholders of Crown Books was $(442,000), $1,802,000, and $(9,428,000) for the years ended January 31, 1997, 1996 and 1995, respectively. Income attributed to the minority ownership of Shoppers Food for the year ended January 31, 1995 was $1,050,000 (no income for Shoppers Food was attributed to minority interest for periods after May 28, 1994). Income attributed to the minority ownership of the CMREC real estate joint ventures was $494,000 and $574,000 for the years ended January 31, 1996 and 1995, respectively (no income for the real estate joint ventures was attributed to the minority interest for periods after October 5,
1995).

NOTE 12 - STOCK OPTION PLANS

The Company has two stock option plans and accounts for the plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


compensation cost for the plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                               (dollars in thousands, except per share data)
                                                       Fiscal Year
Net loss                                            1997         1996
                                                 ----------   -------
  As Reported                                     $(16,693)    $(13,424)
  Pro Forma                                        (16,921)     (13,489)
Net loss per share
  As Reported                                     $  (8.73)    $  (7.88)
  Pro Forma                                          (8.84)       (7.92)

The effects of applying SFAS No. 123 in the pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995.

Dart Group Corporation 1992 Stock Option Plan

Dart has adopted a stock option plan (the "1992 Plan") for officers, key employees and directors. The total number of shares that may be issued under the 1992 Plan is 400,000 and the 1992 Plan will terminate June 2, 2002. Options granted pursuant to the 1992 Plan may be incentive stock options, as defined in
Section 422 of the Internal Revenue Code or may be non-qualified options. The option exercise price equals the market price on the date of the grant. Options vest fully after three years and expire after five years.

Information concerning stock options under the 1992 Plan is as follows:

                                   Number    Option Price   Weighted Average
                                 of Shares     Per Share     Exercise Price
                                 ---------   -------------  ----------------
Outstanding at January 31, 1994    55,750    $ 74.00-89.65      $ 81.48
    Granted                         6,000            73.00        73.00
    Exercised                      (2,333)     74.00-81.50        76.68
    Forfeited                      (5,067)     74.00-81.50        80.73
                                  -------     ------------      -------
Outstanding at January 31, 1995    54,350      73.00-89.65        80.82
    Granted                        19,400      73.00-85.75        81.53
    Exercised                        (233)     73.00-81.50        78.47
    Forfeited                     (11,750)     73.00-89.65        81.08
                                  -------     ------------      -------
Outstanding at January 31, 1996    61,767      73.00-89.65        81.01
    Granted                        18,700      92.00-95.00        92.12
    Exercised                      (3,180)     73.00-85.75        78.36
    Forfeited                        (752)     73.00-85.75        80.78
                                  -------    -------------      -------
Outstanding at January 31, 1997    76,535    $ 73.00-95.00      $ 83.83
                                  =======    =============      =======

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


At January 31, 1997, options for 316,219 shares remain available for grant, 45,528 options were exercisable and the weighted average contractual life of the options outstanding was 2.9 years. The weighted average fair value of options granted was $32.18 and $29.97 for options granted during fiscal 1997 and 1996, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1997 and 1996, respectively: risk free rates of approximately 6.0%; expected dividend rates of $.13 per share; expected lives of 5.0 years; and expected volatility of 25.0%.

The grant of 6,425 employee stock options by the Board of Directors (pending court approval) in December 1994 was approved by the court in April 1995.

Dart Group Corporation 1981 Stock Option Plan

Dart has a 1981 stock option plan (the "1981 Plan") in which directors, officers and key employees participate. Options granted under this plan fully vested after three years and expired after five years. The 1981 Plan terminated December 4, 1991 and no more options could be granted under the 1981 Plan after that date.

Information concerning stock options under the 1981 Plan is as follows:

                                   Number    Option Price  Weighted Average
                                 of Shares    Per Share     Exercise Price
                                 ---------   -------------  ----------------
Outstanding at January 31, 1994    82,500   $65.00-104.50      $ 89.84
    Exercised                      (2,582)   65.00- 90.00        73.20
    Forfeited                      (4,668)   67.25- 99.00        78.82
    Expired                       (13,750)   95.00-104.50       102.95
                                 --------   -------------      -------
Outstanding at January 31, 1995    61,500    71.50-104.50        88.45
    Expired                       (21,500)   84.97- 99.00        91.85
                                 --------   -------------      -------
Outstanding at January 31, 1996    40,000    71.50-104.50        86.63
    Exercised                     (10,000)          71.50        71.50
                                 --------   -------------      -------
Outstanding at January 31, 1997    30,000   $71.50-104.50      $ 91.67
                                 ========   =============      =======

At January 31, 1997 there were 30,000 options exercisable under the 1981 Plan and the weighted average contractual life was 2.4 years.

The Board of Directors of Dart has authorized certain officers and directors of Dart to apply for loans from Dart to exercise their vested stock options. Under the plan approved by the Board of Directors, the loans must bear interest at the prime rate, adjusted annually, be secured by all of the stock

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


acquired by exercise of the options, be repaid out of the first proceeds of sale of stock or at the end of three years, whichever is earlier, and the borrower must demonstrate to Dart's chief financial officer both that it would be difficult to dispose of the number of shares on the open market and that he or she presents a reasonable credit risk to Dart. The Board of Directors for both Trak Auto and Crown Books have authorized such loans to certain officers and directors of Trak Auto and Crown Books.

1983 Executive Non-Qualified Stock Option Plan

The discussion in the next paragraph regarding the 1983 Plan (defined below) is qualified in its entirety by the succeeding paragraph, which discusses Dart's challenge to the validity of the 1983 Plan and the options granted thereunder.

In 1983, the Board of Directors of Dart voted to approve an executive non-qualified stock option plan (the "1983 Plan"), for a total of 199,500 shares of Class A Common Stock. In 1983 options for 177,500 shares were purportedly granted under the 1983 Plan. The exercise price at the time of the grant was equal to 100% of the fair market value ($82.50 per share) of the Class A Common Stock. The 1983 Plan provides that in the event of a "major business change" the exercise price of options held by persons who are employees of Dart on the day immediately preceding such a change is reduced to $20.00 per share. The Board of Directors previously determined that the sale of Dart's drug store division in 1985 constituted a major business change under the terms of the amended version of the 1983 Plan adopted in September 1983. According to this determination, outstanding options for 154,400 shares would be exercisable at $20.00 per share and options for 3,990 shares would be exercisable at $82.50 per share. Options granted under the 1983 Plan purport to be exercisable until 1998. No options were exercised in fiscal 1997, 1996 and 1995.

Robert M. Haft has attempted to exercise options to purchase 120,000 shares under the 1983 Plan. The Executive Committee has undertaken a legal review of the 1983 Plan. Based upon this legal review, the Executive Committee has determined to cause Dart to contest the validity of the options purportedly granted to Robert M. Haft under the 1983 Plan, on the grounds, inter alia, that the grants did not conform with Delaware law, that they are a waste of corporate assets, and that they were obtained by interested directors in breach of their fiduciary duties to Dart, without the approval of fully- informed, disinterested directors. Robert M. Haft has instituted litigation to enforce his alleged options under the 1983 Plan. See Note 8. Dart makes no assurance regarding the ultimate resolution to its challenge to the

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


validity of these options.

1987 Executive Non-Qualified Stock Option Plan

The discussion in the next paragraph regarding the 1987 Plan (defined below) is qualified in its entirety by the succeeding paragraph, which discusses Dart's challenge to the validity of the 1987 Plan and the options granted thereunder.

In September 1987, the Board of Directors of Dart voted to approve the 1987 Executive Non-Qualified Stock Option Plan (the "1987 Plan"). The terms of the 1987 Plan provide for the granting of options to purchase, in the aggregate, 199,500 shares of Class A Common Stock and the purported granting to each of Herbert H. Haft and Robert M. Haft of options to purchase 99,750 shares of Class A Common Stock at an exercise price of $148.50 per share, or fair market value at the time of the grant. The exercise price is reduced to $36 per share in the event of a "major business change". On December 9, 1987, the Board of Directors adopted a resolution stating that these options are to be canceled and new options for the same number of shares issued with an exercise price of $68.25 per share, which would be reduced to $16.40 per share in the event of a "major business change", as defined under the 1987 Plan. Options granted under the 1987 Plan purportedly are exercisable on or after April 1, 1988 and prior to September 30, 2002. The options are only transferable by will or by the laws of descent and distribution.

Robert M. Haft has attempted to exercise options under the 1987 Plan. The Executive Committee has undertaken a legal review of the 1987 Plan and based upon this legal review, Dart has contested the validity of the 1987 Plan and the option grants thereunder, on the grounds, inter alia, that the grants did not conform with Delaware law, and that they were obtained by interested directors and Haft family members in breach of their fiduciary duties to Dart, without the approval of fully-informed, disinterested directors.

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

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


Stock options granted for Crown Books would, if all were exercised, reduce Dart's ownership percentage to 48.2%

NOTE 13 - EMPLOYEES' BENEFIT PLANS

Dart, Trak Auto and Crown Books maintain separate non-contributory profit-sharing plans for all full-time employees with one year of continuous employment. Annual contributions to the plans are based on a discretionary percentage of net income, as defined in the respective plan, and as determined by the respective Board of Directors. Contributions paid or accrued for Dart's, Trak Auto's and Crown Books' plans for the years ended January 31, 1997, 1996 and 1995 were $99,000, $379,000, and $1,040,000, respectively.

In June 1995, the Company established a 401(k) retirement plan for all eligible employees. The Company is obligated to contribute an amount equal to 25% of the employees' deferrals up to 6%. The Company's contributions were $489,000 and $330,000 for the years ended January 31, 1997 and 1996, respectively.

In March 1996, the Company established a nonqualified deferred compensation plan for certain officers and key employees of the Company. The Company contributes an amount equal to 25% of the employees deferral in the nonqualified deferred compensation plan and the 401(k) plan together up to 6%. The contribution was $22,000 in fiscal 1997.

NOTE 14 - TENDER OFFER

On December 21, 1994, Trak Auto offered to buy back from its shareholders approximately 24% of its outstanding common stock, or 1,500,000 shares, at a price of $17.50 per share. On February 6, 1995, Trak Auto amended the offer by increasing the purchase price to $20.50 per share, and made certain other changes. When the offer expired on February 28, 1996, Trak Auto had repurchased approximately 310,000 shares for a total consideration of $6,363,000 plus expenses of approximately $541,000.

As a result of the repurchase, Dart's interest in Trak Auto increased to 68.0% at that time. The repurchase was accounted for as a step acquisition, resulting in a decrease in minority interest of approximately $4,994,000 and an increase in goodwill of $1,910,000, which is being amortized over 10 years.

NOTE 15 - SEGMENT INFORMATION

The Company's three primary business segments are retail specialty, retail

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


grocery and beverage and, until May 1996, real estate. The segment information presented does not contain revenue, income from operations and depreciation for Shoppers Food after May 28, 1994 and for CMREC after October 6, 1995. The following is a summary of selected consolidated information for the business segments during January 31, 1997, 1996 and 1995:

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


                                               (dollars in thousands)
                                                Year Ended January 31,
Revenue:                                    1997        1996        1995
                                         ----------  ----------  -------
  Retail, specialty                       $636,314    $631,011    $658,381
  Retail, grocery and beverage              30,195      29,508     284,706
  Real estate                                  -        13,426      20,645
  Other                                      1,580       4,191       3,696
                                          --------    --------    --------
                                          $668,089    $678,136    $967,428
                                          ========    ========    ========
Income (loss) from operations:
  Retail, specialty                       $  3,445    $ 18,178    $(10,308)
  Retail, grocery and beverage              (1,130)        373      (5,013)
  Real estate                                  -         6,356       9,722
  Other (1)                                (26,599)    (32,603)    (67,570)
                                          --------    --------    --------
  Total operating profit                   (24,284)     (7,696)    (73,169)
    Interest income                          2,875       8,507       7,457
    Interest expense                        (6,993)    (13,494)    (14,009)
                                          --------    --------    --------
  Loss before income taxes                $(28,402)   $(12,683)   $(79,721)
                                          ========    ========    ========

Identifiable assets:
  Retail, specialty                       $369,117    $368,447    $400,801
  Retail, grocery and beverage               7,722       8,382       7,314
  Real estate                                  -           -       168,802
  Other (1)                                 72,954      93,736     129,572
                                          --------    --------    --------
                                          $449,793    $470,565    $706,489
                                          ========    ========    ========
Depreciation and Amortization Expense:
  Retail, specialty                       $ 13,202    $ 11,707    $ 11,180
  Retail, grocery and beverage                 298         223       2,453
  Real estate                                  -         3,112       4,528
  Other (1)                                    540         411         925
                                          --------    --------    --------
                                          $ 14,040    $ 15,453    $ 19,086
                                          ========    ========    ========
Capital Expenditures:
  Retail, specialty                       $ 16,438    $ 14,651    $ 11,669
  Retail, grocery and beverage                 175         887         489
  Real estate                                  -           -         2,457
  Other                                        499       1,150         171
                                          --------    --------    --------
                                          $ 17,112    $ 16,688    $ 14,786
                                          ========    ========    ========

 (1)   Includes Dart and consolidating eliminations and adjustments.

                          DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


NOTE 16 - INTERIM FINANCIAL DATA (Unaudited)

Selected interim financial data for the fiscal years ended 1997 and 1996 are as follows:

                            (dollars in thousands, except per share data)
                                          Three Months Ended
                          -------------------------------------------------
                          JANUARY 31,  OCTOBER 31,   JULY 31,     APRIL 30,
                             1997         1996         1996         1996
                          ----------   ----------   ----------   ----------
Revenue                    $186,159     $158,863     $165,131     $157,936
Gross profit (1)             40,757       32,600       34,993       34,722
    Net Loss               $(14,764)    $ (1,164)    $   (298)    $   (467)
                           ========     ========     ========     ========
Earnings per share
    Net Loss (2)           $  (7.32)    $   (.66)    $   (.30)    $   (.36)
                           ========     ========     ========     ========

                          JANUARY 31,  OCTOBER 31,   JULY 31,     APRIL 30,
                             1996         1995         1995         1995
                          ----------   ----------   ----------   ----------
Revenue                    $199,333     $161,484     $164,489     $152,830
Gross profit (1)             45,751       33,936       33,852       32,486
    Net Income (Loss)      $   (501)    $(15,328)    $  1,492     $    913
                           ========     ========     ========     ========
Earnings per share
    Net Income (Loss)(2)   $  ( .57)    $  (8.16)    $    .66     $    .31
                           ========     ========     ========     ========



(1) After deduction for cost of sales, store occupancy and warehousing expenses.
(2) The sum of these amounts may not equal the annual amount because of the changes in the average number of shares outstanding during the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Inapplicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The directors and executive officers of Dart are as follows.

Name                   Age       Position with the Registrant

Herbert H. Haft        76        Chairman of the Board of Directors
                                   and Chief Executive Officer

Mark A. Flint          50        Senior Vice President, Chief Financial
                                   Officer and Treasurer

Elliot R. Arditti      42        Senior Vice President, Secretary and
                                   Corporate Counsel

Terry J. Sharp         44        Senior Vice President of Human Resources
                                   and Operations

Keith W. Hammer        39        Senior Vice President and Chief
                                   Information Officer

Bonita A. Wilson       55        Director

Douglas M. Bregman     47        Director

Larry G. Schafran      58        Director

Ronald S. Haft         38        Director

Subject to the Standstill Order, directors are elected annually by the holders of the Class B Common Stock. Subject to the Standstill Order, officers serve at the discretion of the Board of Directors. For a discussion of the Standstill Order, see Item 3 - Legal Proceedings.

Herbert H. Haft, the founder of Dart, has been Chief Executive Officer and Chairman of the Board of Dart since 1960. He was Co-Chairman or Chairman of the Board of Directors of Crown Books from its organization until December 1991, when he became Chairman of Crown Books previous Executive Committee. Mr. Haft became Chairman of the Board of Directors of Crown Books, again, in June 1993. Mr. Haft has been Chairman of the Board of Directors and Chief Executive Officer of Trak Auto since its organization in March 1983. Mr. Haft has been a director of Shoppers Food since April 1989 and was elected Co-Chairman of Shoppers Food on February 6, 1997. Herbert H. Haft is or claims to be a general partner in approximately 15 partnerships that are debtors-in-possession under Title 11, Chapter 11 of the U.S. Bankruptcy Code.

Mark A. Flint has been the Senior Vice President and Chief Financial Officer of Dart since September 1996. Prior to joining Dart, Mr. Flint spent 14 years serving in a series of capacities as Senior vice President and Chief Financial Officer, Chairman of the Executive Committee, and a member of the Board of Directors of Peter J. Schmitt Holdings, Inc., a multi-state $1.3 billion food retailer and distributor, where he was responsible for corporate development, mergers and acquisitions, finance and information technology. Mr. Flint was elected a director of Shoppers Food on February 6, 1997. He has also served as President of Shoppers Food since February 1997.

Elliot R. Arditti has been Senior Vice President, Corporate Counsel since June 1995 and Secretary since June 1993. He joined Dart in January 1984 as Associate Counsel. He was appointed Assistant Vice President, Corporate Counsel in September 1986 and Vice President, Corporate Counsel in December 1987.

Terrance J. Sharp was appointed Senior Vice President of Human Resources and Operations in March 1997. He joined Dart in June 1995 as Vice President of Human Resources. Prior to joining Dart, Mr. Sharp was Director of Personnel Operations at Circuit City Stores, Inc. from 1988 to June 1995.

Keith W. Hammer was appointed Senior Vice President and Chief Information Officer of Dart and Crown Books in April 1997. Mr. Hammer served as Vice President and Chief Information Officer to Crown Books since his appointment in January 1996. Mr. Hammer joined Crown Books in December 1994 as Assistant Vice President, Information Systems. Prior to that, Mr. Hammer was Director of Corporate Systems at Circuit City Stores, Inc.

Bonita A. Wilson has been a retailing executive with Dalton Brody since October 1993. Ms. Wilson was a Sales Manager with Saks Jandel from January 1994 until June 1994 and prior to that she was a retailing executive with the May Company. Ms. Wilson was elected to serve as a director of each of Dart, Trak Auto and Crown Books in June 1993 and was elected to serve as a director of Shoppers Food on February 6, 1997.

Douglas M. Bregman is a partner in the law firm of Bregman, Berbert & Schwartz, specializing in commercial real estate law. Mr. Bregman is also an Adjunct Professor of Law at the Georgetown University Law Center. Mr. Bregman was elected to serve as a director of each of Dart, Trak Auto and Crown Books in June 1993 and was elected to serve as a director of Shoppers Food on February 6, 1997.

Larry G. Schafran is managing general partner of L.G. Schafran and Associates, a New York based real estate investment and development firm, and is the Chairman of Delta-Omega Technologies, Inc. and is a director of Publicker Industries, Inc., Capsure Holdings, Corp. and Glasstech, Inc. Mr. Schafran is also a Trustee of the National Income Real Estate Trust. Mr. Schafran has previously held the positions of vice president and director of Webb & Knapp, Inc. and its successor General Property Corp. Mr. Schafran was elected a director of Dart, Trak Auto and Crown Books on December 20, 1993 and was elected Co-Chairman of the board of directors of Shoppers Food on February 6, 1997.

Ronald S. Haft was Dart's President and Chief Operating Officer from August 1, 1993 until November 1995 when he resigned all his positions as a director and officer of Dart and all of its subsidiaries. The Standstill Order (see
Item 3 - Legal Proceedings) contemplates that Ronald S. Haft will continue as a director of Dart while that Standstill Order is in effect. (Herbert H. Haft contends that Ronald S. Haft is no longer a director). Mr. Haft has been President of Combined Properties, Inc. ("CPI"), a real estate management company, since 1984, and is also Chief Executive Officer of CPI. Mr. Haft was elected a director of Dart, Trak Auto, and Crown Books on July 28, 1993. Ronald S. Haft is a general partner in approximately 15 partnerships that are debtors-in-possession under Title 11, Chapter 11 of the U.S. Bankruptcy Code.

Pursuant to the terms of the Bylaws of Dart, the term of each director expires at the 1997 Annual Meeting of Stockholders or until a successor is elected and qualified. The Standstill Order provides, however, that until further order of the Delaware Chancery Court, Dart may not (nor may it recognize any stockholder action that would), (i) change the current composition of the board of directors of Dart or any of its subsidiaries or (ii) change the current Haft family officers of Dart or any of its subsidiaries. See Item 3.
- Legal Proceedings.

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

Based solely upon its review of such forms received by it, Dart believes that during the fiscal year ended January 31, 1997, all filing requirements applicable to its officers, directors and ten percent shareholders were complied with.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth in summary form all compensation for all services rendered in all capacities to Dart and its subsidiaries for the three years ended January 31, 1997 to (i) the Chief Executive Officer of Dart, (ii) the members of the Executive Committee of Dart, (iii) the other most highly compensated executive officers of Dart and (collectively, the "Named Executive Officers").

                                                                  Long Term
                                                                 Compensation
                                    Annual Compensation             Awards
                            ---------------------------------  -----------------
                                                     Other               All
                                                     Annual    Stock     Other
Name of                                              Compen-   Options   Compen-
Principal             Fiscal                         sation    Granted   sation
Position               Year Salary($)  Bonus($)    ($)  (1)     (#)     ($) (2)
---------------       ----- ---------  --------    ----------  -------  --------

Herbert H. Haft        1997 1,590,000        -       66,000(3)     -     30,000
Chief Executive        1996 1,531,000        -       69,000(4)     -     30,000
  Officer              1995 1,531,000  1,334,000     76,000(5)     -     25,000(6)

Larry G. Schafran      1997       -          -    1,073,000(7)   5,500      -
Chairman of the        1996       -          -    1,059,500(8)   5,500      -
  Executive            1995       -          -      533,500(9)   5,000      -
  Committee (16)

Bonita A. Wilson       1997       -          -      227,500(10)  5,500      -
Member of the          1996       -          -      205,800(11)  5,500      -
Executive              1995       -          -      118,000(12)  5,500      -
  Committee (16)

Douglas M.             1997       -          -      242,700(13)  5,500      -
Bregman                1996       -          -      231,000(14)  5,500      -
Member of the          1995       -          -      128,100(15)  5,500      -
  Executive
  Committee (16)

Terry J. Sharp         1997   221,800        -           -       5,200   69,900(17)
Senior Vice            1996   115,400     30,000         -       4,750   25,000(18)
  President of
  Human Resources
  and Operations

Dennis N. Weiss        1997   286,000        -          -        6,200    4,000
Former Executive       1996   301,000        -          -        8,650    1,000
  Vice President       1995   245,000        -          -          -      2,000
 (19)

 (1) Excludes perquisites and other personal benefits, unless the aggregate amount of such compensation is at least $50,000 or 10% of the total annual salary and bonus reported for the Named Executive Officer.
 (2) Includes allocations to the accounts of the Named Executive Officers pursuant to the profit-sharing and 401(k) plans of the Company and, with respect to Herbert H. Haft in each fiscal year, $30,000 imputed interest on life insurance loans.
 (3) Includes fees received as a director of Dart ($15,000), Trak Auto ($15,000), Crown Books ($15,000), auto usage ($16,000) and health, life and disability insurance ($5,000).
 (4) Includes fees received as a director of Dart ($15,000), Trak Auto ($15,000), Crown Books ($15,000) and Dart Group Financial Corporation (DGFC")($2,500),auto usage ($16,000) and health, life and disability insurance ($5,000).
 (5) Includes fees received as a director of Dart ($15,000), Trak Auto ($15,000), Crown Books ($15,000) and DGFC $10,000), auto usage
       ($16,000) and health, life and disability insurance ($5,000).
 (6) Excludes $147,000, which represents the payments by Dart to Gloria Haft and the cost to Dart of certain health benefits for her. Gloria Haft ceased to be an employee of Dart in June 1993. Dart continued to pay her compensation at the rate, and provide her with benefits and health insurance as, provided in her employment agreement with the Company until October 1994. Gloria Haft contends that a contract between Herbert H. Haft and Gloria Haft, requires that if the Company failed to continue paying Gloria Haft under her employment agreement before May 31, 2004, then Herbert H. Haft would pay Gloria Haft the amounts she would have been entitled to receive under the employment agreement. A controversy exists concerning whether Gloria Haft is entitled to any payments and, if so, whether these payments and benefits were obligations of Dart or Herbert H. Haft. Herbert H. Haft denies that these payments and benefits are his obligations.
 (7) Includes fees received as a member of the Executive Committee of Dart ($326,800), Trak Auto ($326,800) and Crown Books ($326,800); fees received as a director of Dart ($24,300), Trak Auto ($18,300) and Crown Books ($18,300); apartment usage ($26,700) and health insurance ($5,000).
 (8) Includes fees received as a member of the Executive Committee of Dart ($325,000), Trak Auto ($325,000) and Crown Books ($325,000); fees received as a director of Dart ($19,200), Trak Auto ($17,200) and Crown Books ($16,700); apartment usage ($26,400) and health insurance ($5,000).
 (9) Includes fees received as a member of the Executive Committee of Dart ($157,600), Trak Auto ($92,400) and Crown Books ($92,400); fees received as a member of the Special Litigation Committee of Dart ($59,300), Trak Auto ($13,200) and Crown Books ($59,300); fees received as a director of Dart ($17,000), Trak Auto ($17,000) and Crown Books ($17,000); apartment usage ($6,600) and health insurance ($1,700).

 (10) Includes fees received as a member of the Executive Committee of Dart ($52,900), Trak Auto ($52,900) and Crown Books ($52,900); fees received as a director of Dart ($24,600), Trak Auto ($19,600) and Crown Books ($19,600); and health insurance ($5,000).
 (11) Includes fees received as a member of the Executive Committee of Dart ($45,100), Trak Auto ($45,100) and Crown Books ($45,100); fees received as a director of Dart ($22,500), DGFC ($2,500), Trak Auto ($20,500) and Crown Books ($20,000); and health insurance ($5,000).
 (12) Includes fees received as a member of the Executive Committee of Dart ($20,400), Trak Auto ($12,500) and Crown Books ($12,500); fees received as a director of Dart ($20,300), DGFC ($10,000), Trak Auto ($20,300) and Crown Books ($20,300); and health insurance ($1,700).
 (13) Includes fees received as a member of the Executive Committee of Dart ($58,300), Trak Auto($58,300), and Crown Books ($58,300); fees received as a director of Dart ($23,600), Trak Auto ($19,600) and Crown Books ($19,600); and health insurance ($5,000).
 (14) Includes fees received as a member of the Executive Committee of Dart ($53,500), Trak Auto ($53,500) and Crown Books ($53,500); fees received as a director of Dart ($22,500), DGFC ($2,500), Trak Auto ($20,500) and Crown Books ($20,000); and health insurance ($5,000).
 (15) Includes fees received as a member of the Executive Committee of Dart ($32,500), Trak Auto ($11,500) and Crown Books ($11,500); fees received as a director of Dart ($20,300), DGFC ($10,000), Trak Auto ($20,300) and Crown Books ($20,300); and health insurance ($1,700).
 (16) In 1994, Larry G. Schafran, Bonita A. Wilson and Douglas M. Bregman were appointed members of the Executive Committees of Dart, Trak Auto, Crown Books and Total Beverage. Members of the Executive Committee are compensated at a rate of $275 per hour. See Item 11 - Executive Compensation - Compensation of Directors.
 (17) Includes relocation fees and taxes thereon ($68,700) and allocation to 401(k) account ($1,200).
 (18)  Includes sign-on bonus.
 (19) In April 1997, Mr. Weiss transferred from Executive Vice President, Real Estate of Dart to Executive Vice President, Real Estate of Trak Auto.

Option Grants in Last Fiscal Year

This table provides information with respect to grants of options for shares of common stock of Dart and its subsidiaries to the Named Executive Officers during fiscal 1997 and the exercise or base price, expiration date and estimates of the potential realizable values of such options.

               Individual Grants
--------------------------------------------------------  Potential Real-
                       % of Total                         izable Value at
                       Options                            Assumed Annual
                       Granted                            Rates of Stock
                       to Emp-  Exer-                     Price Appreci-
                       loyees   cise    Market            ation for Option
           Options     in       or Base Price    Expir-       Term (5)
           Granted     Fiscal   Price   Date of  ation    -----------------
   Name    (#) (4)     Year     ($/Sh)  Grant     Date    5% ($)    10% ($)
   ----    -------     -------  ------  -------  -------  -------   -------
Herbert H.
  Haft       None


Larry G.    1,500(1)     8.0    92.00    92.00   7-31-01   38,100    84,300
  Schafran  1,500(2)      .8    16.75    16.75   7-31-01    6,900    15,300
            2,500(3)     1.4    12.375   12.375  7-31-01    8,500    18,900


Bonita A.   1,500(1)     8.0    92.00    92.00   7-31-01   38,100    84,300
  Wilson    1,500(2)      .8    16.75    16.75   7-31-01    6,900    15,300
            2,500(3)     1.4    12.375   12.375  7-31-01    8,500    18,900


Douglas M.  1,500(1)     8.0    92.00    92.00   7-31-01   38,100    84,300
  Bregman   1,500(2)      .8    16.75    16.75   7-31-01    6,900    15,300
            2,500(3)     1.4    12.375   12.375  7-31-01    8,500    18,900


Terry J.    1,200(1)     6.4    92.00    92.00   7-31-01   30,500    67,400
  Sharp     2,000(2)     1.0    16.75    16.75   7-31-01    9,300    20,500
            2,000(3)     1.1    12.375   12.375  7-31-01    5,800    12,800


Dennis N.   1,200(1)     6.4    92.00    92.00   7-31-01   30,500    67,400
  Weiss     2,500(2)     1.3    16.75    16.75   7-31-01   11,600    25,600
            2,500(3)     1.4    12.375   12.375  7-31-01    8,500    18,900


(1) Represents options for Class A Shares.
(2) Represents options for Trak Auto Common Stock.
(3) Represents options for Crown Books Common Stock.

(4) Class A, Trak Auto and Crown Books options become exercisable over time. One-third become exercisable one year from the date of grant, an additional one-third become exercisable two years from the date of grant and the last third become exercisable three years from the date of grant. Options expire five years from the date of grant. Options are granted at market price on the date of grant. All options granted to executive officers are ISO's under the Internal Revenue Code. ISO's entitle the option holder to special tax treatment provided that the option holder satisfies certain holding periods with respect to shares acquired on the exercise of options. In general, if the holding periods are satisfied, the option holder will incur no taxable income by reason of exercise of the option, and Dart will not receive an income tax deduction by reason of the exercise. The option holder will recognize gain or loss upon a subsequent sale of the common stock, based on the difference between the amount for which the stock is sold, and the option price paid. Options granted to members of the Executive Committee are non-qualified options. The stock option plans of each of Dart, Trak Auto and Crown Books specify that each director who is not an employee shall receive 1,500, 1,500 and 2,500 options, respectively, each year. The options expire five years from the date of grant.
(5) Potential realizable value is based on an assumption that the price of the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the five year option term. These numbers are calculated based on the rules and regulations promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-
  End Option Values

Each of the Named Executive Officers, the following table sets forth information about stock options exercised during fiscal 1997 and the value of unexercised options as of January 31, 1997.

                                                   Number of      Value of
                                                  Unexercised   In-the-Money
                                                   Options at    Options at
                                                   FY-End (#)     FY-End ($)
                    Shares Acquired    Value      Exercisable/  Exercisable/
Name                on Exercise (#) Realized ($) Unexercisable Unexercisable
----                --------------- ------------ ------------- -------------
Herbert H. Haft        10,000(1)       185,000      129,750(4)   3,420,700(4)
                                                        -              -
                          -  (2)           -          6,668         11,700
                                                        -              -
                          -  (3)           -         30,000            -
                                                        -              -

Larry G. Schafran         -  (1)           -          2,250         28,300
                                                      2,250         14,100
                          -  (2)           -          4,500            400
                                                        -              -
                          -  (3)           -          7,500            -
                                                        -              -

Bonita A. Wilson          -  (1)           -          3,750         45,600
                                                      2,250         14,100
                          -  (2)           -          6,000          3,000
                                                        -              -
                          -  (3)           -         10,000            -
                                                        -              -

Douglas M. Bregman        -  (1)           -          3,750         45,600
                                                      2,250         14,100
                          -  (2)           -          6,000          3,000
                                                        -              -
                          -  (3)           -         10,000            -
                                                        -

Terry J. Sharp            -  (1)           -            250          1,800
                                                      1,700          4,800
                          -  (2)           -            666            -
                                                      3,334            -
                          -  (3)           -            666            -
                                                      3,334            -


                                                   Number of      Value of
                                                  Unexercised   In-the-Money
                                                   Options at    Options at
                                                   FY-End (#)     FY-End ($)
                    Shares Acquired    Value      Exercisable/  Exercisable/
Name                on Exercise (#) Realized ($) Unexercisable Unexercisable
----                --------------- ------------ ------------- -------------
Dennis N. Weiss         1,582(1)        24,600          534          7,300
                                                      1,734          5,100
                        2,332(2)         7,500        1,249            100
                                                      4,169            -
                          -  (3)           -          2,165            -
                                                      4,435            -

 (1)  Represents options for Class A Common Stock.
 (2)  Represents options for Trak Auto common stock.
 (3)  Represents options for Crown Books common stock.
 (4) These stock options include options for 10,000 shares under the 1983 Plan and 99.750 shares under the 1987 Plan, the validity of which is subject to challenge by Dart. See Item 3. -- Legal Proceedings.

Compensation of Directors

Members of the Board of Directors of Dart, Trak Auto and Crown Books are each paid $15,000 per year. Larry G. Schafran, Bonita A. Wilson and Douglas M. Bregman are members of the audit committee for Dart, Trak Auto and Crown Books and are compensated $5,000 per year. Douglas M. Bregman, Larry G. Schafran and Bonita A. Wilson are members of the compensation committee of Dart, Trak Auto and Crown Books and are not compensated for their work on that committee.

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

Members of the Executive Committee are compensated at a rate of $275 per hour plus reimbursement of expenses. Members of the Special Litigation Committee of the Board of Directors, which was established in January 1995, have been compensated at a rate of $250 per hour plus reimbursement of expenses. For the years ended January 31, 1997 and 1996, the aggregate compensation paid by Dart and its subsidiaries to members of the respective Executive Committees for their services on those committees approximated $1,299,000 and $1,263,000, respectively. There were no fees paid to the Special Litigation Committee in fiscal 1997 and 1996. See Item 11-Executive Compensation-Summary Compensation Table.

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

Employment Contracts

In April 1974, Dart entered into an employment agreement with Herbert H. Haft, Chairman and Chief Executive Officer. The agreement, as amended, is renewable each year for a successive ten-year term. The agreement, as amended, provides for a base salary of $544,500 for the year ended January 31, 1986 and for increases in base salary each year thereafter by the greater of (i) $12,000 plus ten percent of the base salary for the preceding fiscal year or (ii) the increase in the cost of living. The agreement, as amended, further provides for an annual bonus equal to 1 1/2% of Dart's consolidated pretax profit not reduced as a result of transactions that are not ordinary and a supplemental bonus based on certain performance criteria for the three-year period ended January 31, 1988 and each three-year period thereafter. The supplemental bonus equals the greatest of (i) 3% of the increase in the aggregate market value of the Class A Common Stock on the last day of the three-year period over such market value on the first day of such period; (ii) 3% of any excess in Dart's consolidated stockholders' equity on the last day of the three-year period over such stockholders' equity on the first day of such period; (iii) 3% of the aggregate consolidated net income during the three-year period; and (iv) his base salary and annual bonus for the last year of the three-year period. Pursuant to the agreement, Herbert H. Haft may elect to receive all or part of his compensation in the form of an option for shares of the Class A Common Stock or defer receipt of all or part of such compensation. The agreement, as amended, also provides that Dart must lend to Herbert H. Haft the funds necessary to purchase a $3,000,000 life insurance policy on his life and/or the life of his former wife, Gloria Haft. Dart has elected not to charge interest on the loan. In 1993, a shareholder derivative action was filed challenging certain aspects of this employment agreement. In 1995, the Special Litigation Committee concluded that it is in the best interests of Dart that claims challenging Herbert H. Haft's employment agreement be dismissed except to the extent that the validity of the "evergreen" provision (successive ten-year terms) of the agreement is challenged. See Item 3. Legal Proceedings - Derivative Litigation.

In January 1995, Dart entered into a two-year employment agreement with Dennis
N. Weiss, Executive Vice President - Real Estate of a term ending on January 31, 1997. The agreement provides for an annual base salary of $260,000, subject to annual increases as determined by the Compensation Committee of the Board of Directors.

On May 22, 1995, Dart entered into a one-year employment agreement with Terry
J. Sharp, Senior Vice President of Human Resources and Operations. The agreement is renewable for successive one-year terms and provides for an annual base salary of $200,000, subject to annual increases as determined by the Compensation Committee of the Board of Directors.

On September 16, 1996, Dart entered into a two-year employment agreement with Mark A. Flint, Senior Vice President, Chief Financial Officer and Treasurer. The agreement is renewable for successive one-year terms. The agreement provides for an annual base salary of $285,000, subject to annual increases as determined by the Compensation Committee of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee comprises Dart's outside, non-employee Directors (Douglas M. Bregman, Larry G. Schafran and Bonita A. Wilson). No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 1997, certain information with respect to the following persons: (i) all stockholders known by the Company to be the beneficial owners of more than five percent of Class B Common Stock,
(ii) each of Dart's current Directors, (iii) the Named Executive Officers, and
(iv) the Directors and Named Executive Officers as a group. Certain information in the table is based upon information contained in filings made by the beneficial owner of Class A Common Stock with the Securities and Exchange Commission.

Directors and Executive Officers:
---------------------------------
                                                               Approximate
                            Title of                 No. of     Percentage
Name                         Class                   Shares      of Class
----                        --------                --------   ----------
Herbert H. Haft             Class A (1)              252,497     13.36 (2)
  3300 75th Avenue          Class B (3)                  -          -
  Landover, MD 20785        Trak Auto (4)              7,168       .12
                            Crown Books (5)           30,500       .57

Ronald S. Haft              Class A (6)(7)           408,688     23.22 (2)
                            Class B (6)(8)           222,294     67.92

Dennis N. Weiss             Class A (9)                  534       .03 (2)
                            Trak Auto (10)             1,249       .02
                            Crown Books (11)           2,297       .04

Bonita A. Wilson            Class A (12)               3,750       .21 (2)
                            Trak Auto (13)             6,000       .10
                            Crown Books (14)          10,000       .19

Douglas M. Bregman          Class A (12)               3,750       .21 (2)
                            Trak Auto (13)             6,000       .10
                            Crown Books (14)          10,000       .19

Larry G. Schafran           Class A (15)               2,250       .13 (2)
                            Trak Auto (16)             4,500       .08
                            Crown Books (17)           7,500       .14

Mark A. Flint               None

Terry J. Sharp              Class A (18)                 250       .01 (2)
                            Trak Auto (19)               666       .01
                            Crown Books (19)             666       .01
-----------------
All Directors and           Class A (20)             671,719     35.35 (2)
 Executive Officers as      Class B                  222,294     67.92
 a group (8 persons)        Trak Auto (21)            25,583       .43
                            Crown Books (22)          60,963      1.14

Item 12.  Security Ownership of Certain Beneficial Owners and Management
           (Continued)

Other Beneficial Owners:
-----------------------                                        Approximate
                            Title of             No. of         Percentage
Name                         Class               Shares          of Class
----                        --------             ------        -------------
Richard B. Stone,           Class A (6)(7)       374,485          21.28 (2)
as Voting Trustee           Class B (6)(8)       222,294          67.92
for Ronald S. Haft
4508 Foxhall Crescents
Court, N.W.
Washington, D.C. 20007

Robert M. Haft              Class B (8)           25,246          7.71
                            Trak Auto (23)        40,000           .67
                            Crown Books (24)     130,000          2.42

Gloria G. Haft              Class B               54,484         16.65
                            Trak Auto                500           .01
                            Crown Books              500           .01

Linda G. Haft               Class B (8)           25,246          7.71
                            Crown Books              500           .01


(1) Includes 129,750 shares subject to exercisable stock options. These stock options include options for 10,000 shares under the 1983 Plan and 99,750 shares under the 1987 Plan, the validity of which is subject to challenge by Dart. See Item 3. - Legal Proceedings.
(2) Calculated based upon a class including shares subject to exercisable stock options under the 1983 Plan and the 1987 Plan, which Plans are subject to challenge by Dart. See Item 3. - Legal Proceedings.
(3) Herbert H. Haft has filed a lawsuit seeking a judgement declaring that 172,730 shares of Class B Common Stock belong to him, that they were wrongfully sold by Ronald S. Haft to Dart and that Herbert H.
     Haft is entitled to restitution of such shares or, alternatively, that his purported irrevocable proxy on the 172,730 shares continues to be valid.
     See Item 3 - Legal Proceedings.
(4)  Includes 6,668 shares subject to exercisable stock options.
(5)  Includes 30,000 shares subject to exercisable options.
(6) Under the Voting Trust Agreement, Richard B. Stone, as Voting Trustee, has sole voting power over 374,485 Class A shares and 222,294 Class
     B shares and Ronald S. Haft has sole investment power over such shares, subject to (i) the rights of Dart to exercise a call option to purchase the shares, as provided in the Buy/Sell/Offering
     Agreement entered into by Ronald S. Haft and Dart, and (ii) the rights of Dart and CMREC under a Stock and Trust Certificate Pledge Agreement made by Ronald S. Haft in favor of the initial Voting Trustees, as collateral agents and bailees

Item 12. Security Ownership of Certain Beneficial Owners and Management (Continued)

     for Dart and CMREC. The Voting Trustee may vote the shares in such manner as he deems to be "in the best interests of Dart and all of its shareholders as a single class." The Voting Trust Agreement will terminate on August 1, 2000, unless terminated earlier or later pursuant to the terms of the Voting Trust Agreement. The RSH
     Settlement transactions, including the Voting Trust Agreement, are subject to legal challenge. See Item 3 - Legal Proceedings and
     Dart's Current Report on Form 8-K, dated October 10, 1995.
(7) 58,029 Class A shares are subject to competing claims of Robert M. Haft and Linda G. Haft.
(8) In a letter dated February 6, 1996, Donald R. Bourassa, Executive Vice President of Combined Properties, Inc., wrote Dart, purportedly on behalf of Haft-Equities General Limited Partnership ("Haft-Equities"), claiming that 25,246 Class B shares held by each by each of Robert M. Haft, Linda
     G. Haft and the Voting Trustee may belong to Haft-Equities. Ronald S. Haft claims beneficial ownership of such 25,246 Class B shares held by the Voting Trustee but he does not claim beneficial ownership of 25,246 Class B shares owned by each of Robert M. Haft and Linda G. Haft.
(9)  Includes 534 shares subject to exercisable stock options.
(10) Includes 1,249 shares subject to exercisable stock options.
(11) Includes 2,297 shares subject to exercisable stock options.
(12) Includes 3,750 shares subject to exercisable stock options.
(13) Includes 6,000 shares subject to exercisable stock options.
(14) Includes 10,000 shares subject to exercisable stock options.
(15) Includes 2,250 shares subject to exercisable stock options.
(16) Includes 4,500 shares subject to exercisable stock options.
(17) Includes 7,500 shares subject to exercisable stock options.
(18) Includes 250 shares subject to exercisable stock options.
(19) Includes 666 shares subject to exercisable stock options.
(20) Includes 140,254 shares subject to exercisable stock options.
(21) Includes 25,083 shares subject to exercisable stock options.
(22) Includes 60,463 shares subject to exercisable stock options.
(23) Includes 40,000 shares subject to exercisable stock options.
(24) Includes 80,000 shares subject to exercisable stock options and 100 shares of Crown Books held by his wife.

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

Item 13.  Certain Relationships and Related Transactions

On October 6, 1995, Dart and Ronald S. Haft entered into a settlement agreement and various related agreements comprising the RSH Settlement. The RSH Settlement transactions are briefly described in Item 5 of Dart's Form 8- K, dated October 10, 1995, which is incorporated herein by reference. See also
Note 6 to Dart's Consolidated Financial Statements (Item 8 - Financial Statements and Supplementary Data). The RSH Settlement transactions are subject to legal challenge. See Item 3 - Legal Proceedings.

Under the terms of the Voting Trust Agreement, the Voting Trustee is entitled to compensation at a rate of $275.00 per hour for time reasonably spent in rendering services under the Voting Trust Agreement. Such compensation is to be paid from funds available in the Voting Trust and, to the extent such funds are insufficient, by Dart. During the year ended January 31, 1997, Dart paid $343,000 in such compensation to Richard B. Stone, as Voting Trustee.

Dart, Trak Auto, Crown Books, Shoppers Food and Total Beverage lease certain real property from Haft family-owned partnerships. Rental payments related to such leases approximated $15.5 million during the year ended January 31, 1997. The leased properties consist of 45 stores, three warehouses and the Shoppers Food headquarters building, but excluding the Pennsy Leases. These leases (excluding the Pennsy Leases), which have expiration terms ranging from 1997 to 2031, require the payment of minimum rentals aggregating approximately $111.7 million (excluding option periods). Certain of these leases also require the payment of a percentage of sales in excess of a stated minimum, real estate tax, insurance, maintenance and utilities.

On February 10, 1995, after a legal review by the Executive Committee, Dart filed a complaint for rescission of the Pennsy Leases and for the return of rent paid since 1991 on such leases. See Item 3. - Legal Proceedings. The Executive Committees of Dart, Crown Books and Trak Auto have also undertaken a legal review of other leasing arrangements and real estate related transactions involving the Company and Haft-owned entities. See Item 2. Properties. On December 17, 1996, Dart, Crown Books and Trak Auto filed a lawsuit against Herbert H. Haft (Chairman of each such company) claiming breach of fiduciary duty, fraud and waste arising from a series of lease transactions (other than the Pennsy Leases) with certain partnerships owned beneficially by members of the Haft family. See Item 3 - Legal Proceedings Lawsuit Against Herbert H. Haft Concerning Haft-Owned Real Estate.

CMREC owned the majority interest in five real estate partnerships that owned four shopping centers and an office building in the Washington, D.C. metropolitan area. The remaining partnership interests were owned by partnerships in which the partners are members of the Haft family. As part of the RSH Settlement, these five properties were sold in May 1996. See Note 6 to the Company's Consolidated Financial Statements. Combined Properties, Inc., a Haft-controlled entity, managed the shopping centers and office building for the partnerships. Trak Auto, Crown Books, Shoppers Food and Total Beverage leased eight stores in some of these shopping centers and made aggregate rental payments to CMREC of approximately $289,000 during the year ended January 31, 1997 (prior to the sale of the properties in May 1996).

On April 21, 1997, Dart reached a conditional settlement agreement with Herbert
H. Haft. See Item 3. -- Legal Proceedings.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  (1)  Financial Statements

               See Item 8 for Dart Group Corporation Consolidated Financial Statements (Shoppers Food Warehouse Corp. is included on an equity basis for periods after May 28, 1994).

               Set forth below are the most recent audited financial statements of Shoppers Food Warehouse
               Corp. for the 31 weeks ended February 1, 1997.

                         INDEX TO FINANCIAL STATEMENTS
                       OF SHOPPERS FOOD WAREHOUSE CORP.


Report of Independent Public Accountants                                            132

Consolidated Balance Sheets as of February 1, 1997, June 29, 1996, and July 1,
1995                                                                                133

Consolidated Statements of Income for the Thirty One Weeks Ended February 1,
1997 and the Three Years Ended June 29, 1996, July 1, 1995 and July 2, 1994         134

Consolidated Statements of Changes in Stockholders' Equity for the Thirty One
Weeks Ended February 1, 1997 and the Three Years Ended June 29, 1996, July 1,
1995 and July 2, 1994                                                               135

Consolidated Statement of Cash Flows for the Thirty One Weeks Ended February 1,
1997 and the Three Years Ended June 29, 1996, July 1, 1995 and July 2, 1994         136

Notes to Consolidated Financial Statements as of February 1, 1997, June 29,
1996, and July 1, 1995                                                              137

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Shoppers Food Warehouse Corp.:

We have audited the accompanying consolidated balance sheets of Shoppers Food Warehouse Corp. (a Delaware corporation) and subsidiaries, as of February 1, 1997, June 29, 1996, and July 1, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the thirty-one weeks ended February 1, 1997, and for each of the three years in the period ended June 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shoppers Food Warehouse Corp. and subsidiaries as of February 1, 1997, June 29, 1996 and July 1, 1995, and the results of their operations and their cash flows for the thirty-one weeks ended February 1, 1997 and for each of the three years in the period ended June 29, 1996, in conformity with generally accepted accounting principles.




                                                             ARTHUR ANDERSEN LLP

Washington, D.C.
April 5, 1997

                        SHOPPERS FOOD WAREHOUSE CORP.
                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    FEBRUARY 1,      JUNE 29,           JULY 1,
                                                                                       1997            1996              1995
                                                                                       ----            ----              ----
Current Assets:
          Cash and Cash Equivalents                                                       13,739        $3,560          $38,650
          Short Term Investments                                                          94,999       103,080           58,353
          Accounts Receivable                                                              9,244         7,708            7,633
          Merchandise Inventories                                                         29,699        28,342           27,253
          Prepaid Expenses                                                                 2,056         1,022              956
          Income Tax Receivable                                                             -              273             -
          Due From Affiliate                                                                 522           522              522
                                                                                         -------      --------          -------
                    Total Current Assets                                                 150,259       144,507          133,367
                                                                                         -------      --------          -------

Property and Equipment, at Cost
          Land and Buildings                                                               9,120         9,120            9,120
          Store and Warehouse Equipment                                                   78,737        75,827           71,195
          Office and Automotive Equipment                                                  3,767         3,727            3,655
          Leasehold Improvements                                                           4,412         2,655            2,477
                                                                                           -----      --------          -------
                                                                                          96,036        91,329           86,447
          Accumulated Depreciation and Amortization                                      (73,944)      (69,944)         (63,504)
                                                                                          ------      --------          -------
                    Net Property and Equipment                                            22,092        21,385           22,943
                                                                                          ------      --------          -------

Deferred Income Taxes                                                                      5,853         4,289            4,577

Other Assets                                                                                 804           841            1,116
                                                                                        --------      --------          -------

          Total Assets                                                                  $179,008      $171,022         $162,003
                                                                                        ========      ========         ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
          Accounts Payable                                                                41,830        39,865           38,275
          Accrued Expenses-
                    Salaries and Benefits                                                  4,886         5,220            4,931
                    Taxes, Other Than Income                                               2,903         1,996            1,934
                    Other                                                                  6,469         5,150            4,623
          Income Taxes Payable                                                             1,391             0            2,152
                                                                                        --------      --------          -------
                    Total Current Liabilities                                             57,479        52,231           51,915
                                                                                        --------      --------          -------

Capital Lease Obligation                                                                  10,035        10,069            9,950

Deferred Income                                                                            2,448           412            1,218

Deferred Rent Liability                                                                    4,558         4,277            3,590
                                                                                        --------      --------          -------

                    Total Liabilities                                                     74,520        66,989           66,673
                                                                                        --------      --------          -------

Stockholders' Equity
          Class A Common Stock, Nonvoting, Par Value $5 Per Share,
          25,000 Shares Authorized, 23,333-1/3 Shares Issued and Outstanding                 117           117              117

          Class B Common Stock, Voting, Par Value $5 Per Share,
          25,000 Shares Authorized, 10,000 Shares Issued and Outstanding                      50            50               50

          Retained Earnings                                                              104,321       103,866           95,163
                                                                                        --------      --------           ------

                    Total Stockholders' Equity                                           104,488       104,033           95,330
                                                                                        --------      --------           ------

                    Total Liabilities and Stockholders' Equity                          $179,008      $171,022         $162,003
                                                                                        ========      ========         ========

 The accompanying notes are an integral part of these consolidated statements.

                         SHOPPERS FOOD WAREHOUSE CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)


                                                               31 WEEKS ENDED                  FIFTY-TWO WEEKS ENDED
                                                           -----------------------   -------------------------------------------

                                                                FEBRUARY 1,             JUNE 29,        JULY 1,        JULY 2,
                                                                    1997                  1996            1995          1994
                                                                    ----                  ----            ----          ----
Sales                                                                511,025            835,971        790,842        750,340

Cost Of Sales                                                        398,129            651,986        616,521        593,063
                                                                     -------            -------        -------        -------

     Gross Profit                                                    112,896            183,985        174,321        157,277

Selling and Administrative Expenses                                   94,304            149,570        136,798        127,643

Depreciation and Amortization                                          4,573              8,913          8,529         10,785
                                                                       -----              -----          -----         ------

     Operating Income                                                 14,019             25,502         28,994         18,849

Interest Income                                                        3,526              5,789          4,682          2,189

Interest Expense                                                         710              1,771          1,451          1,426
                                                                         ---              -----          -----          -----

     Income Before Income Taxes
     and Extraordinary Item                                           16,835             29,520         32,225         19,612

Provision for Income Taxes                                             6,380             10,593         13,938          7,541
                                                                      ------             ------         ------         ------

     Income Before Extraordinary Item                                 10,455             18,927         18,287         12,071
                                                                      ------             ------         ------         ------

Extraordinary Gain (Loss)- Insurance Proceeds
  From Fire, Net Of Income Tax (Benefit) Provision
  Of ($131), $826 and $502 In 1996, 1995, and 1994,
  Respectively (See Note 5)                                                -               (224)         1,239            858
                                                                           -               ----          -----            ---

     Net Income                                                       10,455             18,703         19,526         12,929
                                                                      ======             ======         ======         ======

 The accompanying notes are an integral part of these consolidated statements.

                         SHOPPERS FOOD WAREHOUSE CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)



                                                                         COMMON STOCK
                                                                         ------------

                                                                     CLASS A        CLASS B        RETAINED
                                                                    NONVOTING        VOTING        EARNINGS          TOTAL
                                                                    ---------       -------
Balance, July 2, 1994                                                   $117            $50         $75,637         $75,804
              Net income                                                   -              -          19,526          19,526
                                                                           -              -          ------          ------

Balance, July 1, 1995                                                    117             50          95,163          95,330
              Net income                                                                             18,703          18,703
              Shareholder distribution                                     -              -         (10,000)        (10,000)
                                                                           -              -          ------          ------

Balance, June 29, 1996                                                   117             50         103,866         104,033
              Net income                                                                             10,455          10,455
              Shareholder distribution                                     -              -         (10,000)        (10,000)
                                                                           -              -          ------          ------

Balance, February 1, 1997                                               $117            $50        $104,321        $104,488
                                                                        ====            ===        ========        ========



 The accompanying notes are an integral part of these consolidated statements.

                         SHOPPERS FOOD WAREHOUSE CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                   31 WEEKS ENDED    FIFTY-TWO WEEKS ENDED
                                                                                   -------------- ------------------------------

                                                                                      FEBRUARY 1,  JUNE 29,   JULY 1,  JULY 2,
                                                                                         1997        1996      1995      1994
                                                                                         ----        ----      ----      ----
Cash flows from operating activities:
       Net income                                                                        $10,455     $18,703   $19,526  $12,929
       Adjustments to reconcile net income to net cash
         provided by operating activities-
              Depreciation and amortization                                                4,573       8,913     8,529   10,785
              Increase in deferred income taxes                                           (1,564)        288    (1,058)    (594)
              Loss (Gain) on disposition of assets                                             -           -        34      (15)
              Effect of insurance receivable on income                                         -           -         -     (104)
              Interest expense in excess of capital lease payments                             -         119       208      240
              Increase in deferred rent liability                                            281         687       553    1,082
              Changes in operating assets and liabilities:
                     Accounts receivable                                                  (1,536)        (75)    1,028   (3,952)
                     Merchandise inventories                                              (1,357)     (1,089)    1,810   (2,455)
                     Prepaid expenses                                                     (1,034)        (66)      (63)     (53)
                     Due from affiliate                                                        -           -       490        -
                     Other assets                                                             37         275      (252)    (354)
                     Accounts payable                                                      1,965       1,590     2,009    1,544
                     Accrued expenses                                                      1,892         878    (1,023)     241
                     Income taxes payable                                                  1,664      (2,425)    1,307      144
                     Deferred income                                                       2,036        (806)   (1,191)  (1,177)
                                                                                           -----        ----    ------   ------

                          Net cash provided by operating activities                       17,412      26,992    31,907   18,261
                                                                                          ------      ------    ------   ------
Cash flows from investing activities :
       Capital expenditures                                                               (5,280)     (7,355)   (4,693)  (5,112)
       Proceeds from sale of fixed assets                                                      -           -         -       15
       Purchases and Sales of Short-Term  Investments,  net                                8,081     (44,727)  (55,781)  (1,962)
                                                                                           -----      ------    ------   ------

                          Net cash provided by (used in) investing activities              2,801     (52,082)  (60,474)  (7,059)
                                                                                           -----      ------    ------   ------

Cash flows from financing activities:
       Shareholder distribution                                                          (10,000)    (10,000)        -        -
       Payments on Capital Lease                                                             (34)          -         -        -
                                                                                             ---           -         -        -

                          Net cash used in financing activities                          (10,034)    (10,000)        -        -
                                                                                         -------     -------         -        -

Net increase (decrease) in cash and cash equivalents                                      10,179     (35,090)  (28,567)  11,202
Cash and cash equivalents, beginning of period                                             3,560      38,650    67,217   56,015
                                                                                           -----      ------    ------   ------

Cash and cash equivalents, end of period                                                 $13,739      $3,560   $38,650  $67,217
                                                                                         -------      ------   -------  -------

Supplemental disclosure of cash flow information :
       Cash paid during the fiscal year for-
              Income taxes                                                                $6,300     $12,487   $12,091   $8,525
              Interest                                                                      $710      $1,771    $1,451   $1,456
                                                                                            ----      ------    ------   ------

Supplemental disclosure of noncash financing activity :
       In fiscal year 1994, the Company recorded an insurance receivable and wrote-off certain assets with a net book value of $708,000 due to fire damage

 The accompanying notes are an integral part of these consolidated statements.

                         SHOPPERS FOOD WAREHOUSE CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The consolidated financial statements include Shoppers Food Warehouse Corp. (a Delaware corporation) and its subsidiaries, collectively the "Company." All significant intercompany accounts and transactions have been eliminated. As of February 1, 1997, June 29, 1996, and July 1, 1995, the Company operated 34, 34 and 33 warehouse-style grocery stores, respectively, in Maryland and Virginia.

FISCAL YEAR

In connection with the acquisition (see Note 6), the Company changed its fiscal year end to the Saturday closest to January 31. Previously the Company's fiscal year ended on the Saturday closest to June 30. A fiscal year end coinciding with the Saturday closest to a month end results in a 52 or 53 week year. The fiscal years ended June 29, 1996, July 1, 1995, and July 2, 1994 contained 52 weeks. The period ended February 1, 1997 contained 31 weeks.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid temporary cash investments with maturities of three months or less to be cash equivalents. The majority of these are invested in U.S. Treasury Notes.

SHORT TERM INVESTMENTS

Effective July 1994, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company carries debt securities at amortized cost as it has both the positive intent and ability to hold these investments to maturity. The effect of adopting SFAS No. 115 did not materially impact the Company's financial position or results of its operations. At February 1, 1997, June 29, 1996, and July 1, 1995 short-term investments consisted of U.S. Government Treasury Notes with original maturities of more than three months which management intended to hold to maturity. Short term investments carried as of February 1, 1997 mature at various dates from February 15, 1997 to November 15, 1997. Subsequent to year-end, management liquidated a substantial amount of its short-term investments in order to reduce the debt associated with the acquisition by Dart Group Corporation ("Dart") of 50 percent equity in the Company that it did not own (see Note 6).

MERCHANDISE INVENTORIES

The Company's inventories are priced at the lower of cost or market. Cost is determined using the last-in, first-out method. If replacement cost (which approximates the first-in, first-out method) had been used, inventories would have been greater by approximately $4,375,000, $3,845,000 and $2,940,000 as of February 1, 1997, June 29, 1996 and July 1, 1995 respectively. Net income would have been higher by approximately $530,000 for the period ended February 1, 1997, and $905,000, $877,000, and $364,000, for the fiscal years ended June
29, 1996, July 1, 1995, and July 2, 1994, respectively.

ACCOUNTS RECEIVABLE

Accounts receivable include amounts due from vendors for coupons remitted, cooperative advertising, merchandise rebates, as well as interest receivable on treasury notes.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. The Company depreciates property and equipment using accelerated methods over the estimated useful lives of the assets, generally five to seven years.

ACCRUED INSURANCE CLAIMS

The Company maintains self funded coverage with respect to general, workers compensation, and health insurance liabilities. Claims for general and workers' compensation are administered through insurance companies, which estimate the obligation of reported claims. An estimate of the obligation for health insurance claims is accrued at year-end and is based on historical data. Expenses arising from claims are accrued as claims become subject to estimation. Self-insurance liabilities are based on claims filed plus an additional amount for incurred but not reported claims. These liabilities are not discounted.

INCOME TAXES

The Company provides a deferred tax expense or benefit equal to the change in the net deferred tax asset during the year in accordance with SFAS No. 109 "Accounting for Income Taxes." Deferred income taxes represent the future net tax effects resulting from temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

STORE OPENING AND CLOSING COSTS

All costs of a noncapital nature incurred in opening a new store are charged to expense as incurred. The Company opened one new store during each of the fiscal years ended June 29, 1996 and July 2, 1994. No stores were opened during the year ended July 1, 1995 and the period ended February 1, 1997.

The costs associated with store closings are charged to selling and administrative expense when management makes the decision to close a store. Such costs consist primarily of lease payments and other carrying costs of holding the facility , net of estimated sublease income.

DEFERRED INCOME

The Company has entered into various agreements with vendors and suppliers which provide for the payment of cash or the receipt of merchandise at the beginning or during the contract period. These amounts are deferred and amortized over the expected lives of the contracts.

LONG LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value should be assessed. Impairment is measured by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. The Company has determined that as of February 1, 1997, there has been no impairment in the carrying value of long-lived assets.

CONCENTRATION OF CREDIT RISK

The Company's assets that are exposed to credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. The Company maintains cash and cash equivalents with major banks in its marketplace. The Company performs periodic evaluations of the relative credit standing of the financial institutions with which it does business. The company's short-term investments are invested in U.S. Government Treasury Notes. The Company's accounts receivable balance results primarily from the amounts due from its vendors for various promotional programs. The company periodically reviews its accounts receivable balance and allows for uncollectible accounts.

CURRENT ASSETS AND CURRENT LIABILITIES

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires the disclosure of the fair value of a financial instrument for which it is practicable to estimate the value and the methods and significant assumptions used to estimate the value. At February 1, 1997, June 29, 1996, and July 1, 1995 the carrying amount of current assets and current liabilities approximates fair value due to the short maturity of those instruments.

2.  DISPOSITION OF TOTAL BEVERAGE CORP.:

In October 1992, the Company opened Total Beverage Corp. ("Total Beverage"), a discount beverage retail store. On February 27, 1993, the company entered into an Asset Purchase Agreement (the Agreement) to sell Total Beverage to Dart.

As proceeds from the sale, the Company received approximately $1,493,000 in a note receivable (the "Note"). Under the terms of the Agreement, the Company is required to reimburse the Buyer for 25 percent of future operating losses of Total Beverage, as defined in the Agreement, over a three year period. To the extent of such losses, the Company will remit funds first by reducing amounts due under the Note and then by remitting payment to the buyer. The Note and accrued interest were due in February 1995. The Company has reflected the Note, net of a $1,000,000 reserve, in the accompanying balance sheets as of February 1, 1997, June 29, 1996, and July 1, 1995 respectively. Management believes the reserve is adequate to provide for any reductions in the Note.




3.  OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (in thousands)


                                                    February 1, 1997         June 29, 1996         July 1, 1995
                                                    ----------------         -------------         ------------
Accrued insurance                                        $3,441                   $2,719              $2,262
Reserve for store closing                                 1,513                      853                 853
Gift certificates outstanding                             1,090                      928                 815
Other                                                       425                      650                 693
                                                         ------                   ------              ------
        Total                                            $6,469                   $5,150              $4,623
                                                         ======                   ======              ======

4.  INCOME TAXES:

The provision for income taxes is comprised of the following (in thousands).



                                                     THIRTY-ONE
                                                     WEEKS ENDED                              FISCAL YEAR ENDED
                                                     -----------                              -----------------
                                                  FEBRUARY 1, 1997          JUNE 29, 1996       JULY 1, 1995      JULY 2, 1994
                                                  ----------------          -------------       ------------      ------------
Current income tax provision:
         Federal                                       $7,412                   $9,624              $13,422          $7,582
         State                                            532                      681                1,574           1,088
Deferred income tax
         provision (benefit)                           (1,564)                     288               (1,058)         (1,129)
                                                       ------                      ---               ------          ------

                                                       $6,380                  $10,593              $13,938          $7,541
                                                       ======                  =======              =======          ======



This effective income tax rate is reconciled to the Federal statutory rate as follows:

                                                   THIRTY-ONE
                                                   WEEKS ENDED                              FISCAL YEAR ENDED
                                                   -----------                              -----------------
                                                 FEBRUARY 1, 1997          JUNE 29, 1996       JULY 1, 1995      JULY 2, 1994
                                                 ----------------          -------------       ------------      ------------
Federal statutory rate                                  35 %                      35%              35%                35%
Increase in taxes resulting from:
  State income taxes, net of Federal
  income tax benefit                                    2.0                       2.0              3.1                3.0
Revision of estimate for tax accruals                    -                         -               3.7                 -
Other                                                   0.9                      (1.1)             1.5                0.4
                                                        ---                      ----              ---                ---

Effective tax rate                                     37.9%                     35.9%            43.3%              38.4%
                                                       =====                     =====            =====              =====

Temporary differences which give rise to the deferred tax assets and liabilities on a consolidated basis are as follows (in thousands).


                                                   THIRTY-ONE
                                                   WEEKS ENDED                    FISCAL YEAR ENDED
                                                ----------------                  -----------------
                                                FEBRUARY 1, 1997          JUNE 29, 1996         JULY 1, 1995
                                                ----------------          -------------         ------------
Deferred tax assets:
     Loss on disposition of Total Beverage          $   374                   $   374                $ 381
     Reserves for store closings and other              566                       319                  325
     Deferred Rent                                    1,705                     1,600                1,433
     Capital Lease                                      505                       517                  946
     Employee Benefits                                2,241                     1,843                1,472
     Deferred Income                                    435                       154                  557
     Other                                              326                        89                   -
                                                        ---                        --                  ---
                                                    $ 6,152                   $ 4,896              $ 5,114
                                                    =======                   =======              =======

Deferred tax liabilities:
     Depreciation                                      (299)                     (607)                (526)
     Other                                               -                         -                   (11)
                                                       ----                      ----                 ----
                                                       (299)                     (607)                (537)
                                                       ====                      ====                 ====

Net deferred tax asset                              $ 5,853                   $ 4,289              $ 4,577
                                                    =======                   =======              =======


A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company believes that no valuation allowance is necessary as of February 1, 1997, June 29, 1996, and July 1, 1995 due to its history of profitable operations.


5.  COMMITMENTS AND CONTINGENCIES:


STOCKHOLDERS' AGREEMENT

The Company's stockholders are party to a stockholders' agreement dated June 28, 1988 (the "Stockholder Agreement"), that specifies how a stockholder can transfer ownership of their interest in the Company's stock. In June 1996 and September 1996, the Company declared cash dividends payable to its stockholders. Subsequent to February 1, 1997, Dart purchased the remaining 50% interest in the Company that it did not already own (see Note 6).

401(k) PLAN

Prior to fiscal year 1995 the Company maintained a noncontributory profit sharing plan (the "Plan") for all employees with one year of full time continuous service. Discretionary contributions were made by the Company in trust for the exclusive benefit of employees who qualified under the Plan. The Board of Directors authorized a contribution of $300,000 to the Plan for the fiscal year ended July 2, 1994. During fiscal 1995, a Company replaced the Plan with a defined contribution 401(k) plan (the "New Plan"). The New Plan is available to substantially all employees over the age of 21 who have completed one year of continuous service. Discretionary contributions are made by the Company in trust for the exclusive benefit of employees who participate in the New Plan. The Board of Directors authorized a contribution of $400,000 to the New Plan for both fiscal years ending June 29, 1996 and July 1, 1995. For the thirty-one weeks ended February 1, 1997, the Company has accrued $233,000 related to its projected fiscal year 1997 contribution. All amounts contributed to the New Plan are included in accrued salaries and benefits in the accompanying financial statements.

MULTIEMPLOYER PLANS

The Company makes contributions to multiemployer plans for its union employees. Such contributions, net of employee contributions, totaled approximately $440,000, $6,205,000, $282,000, for pension, health and welfare, and legal benefit plans, respectively, for the thirty-one weeks ended February 1, 1997. Contributions to the pension, health and welfare, and legal benefit plans totaled approximately $838,000, $10,373,000, and $466,000, respectively, for the year ended June 29, 1996, $787,000, $8,701,000 and $408,000, respectively, for the year ended July 1, 1995 and $745,000, $7,437,000 and $382,000, respectively, for year ended July 2, 1994.

LEASE COMMITMENTS

The Company leases warehouse and retail store facilities under noncancelable lease agreements ranging from 1 to 20 years. Renewal options are available on the majority of the leases for one or more periods of five years each. Most leases require the payment of taxes and maintenance costs, and some leases provide for additional rentals based on sales in excess of specified minimums. All store leases have stated periodic rental increases. The increases are amortized over the lives of the leases. Rent expense includes approximately $281,000, $687,000, $802,000 and $832,000 of amortized rental increases for the period ended February 1, 1997, and for the year ended June 29, 1996, July 1, 1995, and July 2, 1994 respectively.

Following is a schedule of annual future minimum payments under the capital lease for office space, assuming future annual increases of 6 percent, and noncancelable operating leases, which have initial or remaining terms in excess of one year at February 1, 1997 (in thousands).

                                                                    CAPITAL                OPERATING
         FISCAL YEAR                                                 LEASE                   LEASES
         -----------                                                 -----                   ------

         1998                                                        $1,316                  $13,038
         1999                                                         1,395                   13,115
         2000                                                         1,478                   12,957
         2001                                                         1,567                   12,665
         2002                                                         1,661                   12,291
         Thereafter                                                  19,742                  107,833
                                                                     ------                  -------
                  Total                                             $27,159                 $171,899
                                                                                            ========
         Less- Imputed Interest                                      17,124
                                                                     ------
         Present Value of net minimum
            lease payments                                          $10,035

         Less- Current maturities                                      -
                                                                     ------
         Long -term capital lease obligations                       $10,035
                                                                    =======




Rent expense for operating leases charged to operations is as follows (in thousands)



                                       THIRTY-ONE
                                       WEEKS ENDED                               FISCAL YEAR ENDED
                                       -----------                               -----------------
                                    FEBRUARY 1, 1997         JUNE 29, 1996          JULY 1, 1995       JULY 2, 1994
                                    ----------------         -------------          ------------       ------------
Minimum rentals                          $7,288                 $12,021                $10,925            $11,034
Contingent rentals                        3,770                   4,006                  4,054              4,052
                                          -----                   -----                  -----              -----

         Total                          $11,058                 $16,027                $14,979            $15,086
                                        =======                 =======                =======            ========


RELATED-PARTY LEASES

In July 1990, the Company entered into an agreement to lease an 86,000 square foot office building in Lanham, Maryland, from a private partnership (the "Partnership") which is owned by stockholders of the Company. The lease is for 20 years and it commenced December 10, 1990. The lease provides for yearly increasing rental payments, based upon the Consumer Price Index for the Washington D.C., metropolitan statistical area; however, the annual increases will not be more than 6 percent or less than 3 percent. Rental payments for the thirty-one weeks ended February 1, 1997 and for fiscal years ended June 29, 1996, July 1, 1995, and July 2, 1994 were approximately $744,000, $1,246,000, $1,210,000, and $1,175,000 respectively, and all payments over the life of the lease total approximately $34,400,000. The Company is accounting for the lease as a capital lease. Due to fixed rental increases during the term of the lease, lease payments exceeded interest expense by approximately $34,000 for the thirty-one weeks ended February 1,1997. Interest expense exceeded lease payments by $254,000, $292,000, and $321,000 for the fiscal years ended June 29, 1996, July 1, 1995, and July 2, 1994, respectively. Assuming future annual rental increases of 6 percent, the capital lease obligation will continue to increase through November 2000, at which time accumulated interest expense recognized for financial reporting purposes will exceed lease payments by approximately $1,800,000. The lease requires the Company to pay for maintenance, utilities, insurance, and taxes. The Partnership purchased the office building for approximately $8,663,000 in July of 1990.

During the period ended February 1, 1997, and the fiscal years ended June 29, 1996, July 1, 1995, and July 2, 1994, the Company made rental payments of approximately $3,573,000, $5,384,000, $5,985,000, and $5,327,000 respectively on store leases to partnerships related to stockholders of the Company. As of February 1, 1997, the Company had ten store operating leases with partnerships related to stockholders of the Company. The remaining future minimum payments under these leases exclusive of option periods are approximately $70,820,000 and expire through 2014.

The Company made payments of approximately $198,000, $278,000, $246,000, and $246,000 during the thirty-one weeks ended February 1, 1997, and each of the fiscal years ended June 29, 1996, July 1, 1995, and July 2, 1994 for warehouse operating leases to a partnership owned by stockholders of the Company and to a corporation related to stockholders of the Company. As of February 1, 1997, the remaining future minimum annual payments under these leases are approximately $1,386,000 and expire in 2002.

SUBLEASING AGREEMENTS

The Company subleases space within one store for the sale of beer and wine to an entity affiliated with its officers. The Company received rental income of approximately $57,865, $155,000, $155,000, and $123,000 in the thirty-one weeks ended February 1, 1997, and in the fiscal years ended June 29, 1996, July 1, 1995, and July 2, 1994 respectively, from this entity, which is included in selling and administrative expenses.

As of February 1, 1997, there were three unaffiliated subtenants in the office building. The subtenants are leasing approximately 30,000 square feet. The subleases expire between January 1998 and September 2000. The Company received rental income of approximately $321,000. $551,000, $530,000 and $615,000 in the period ending February 1, 1997 and in the fiscal years ended June 29, 1996, July 1, 1995, and July 2, 1994 respectively from its subtenants.

During the period ended June 29, 1996 the Company began leasing space to a corporation related to the stockholders of the Company. The Company received rental income of approximately $91,000 and $140,000 during the period ended February 1,1997 and during the fiscal year ended June 29, 1996.

LINE-OF CREDIT AGREEMENT / LETTERS OF CREDIT

The Company has a $35,000,000 line-of-credit with a local bank, with interest payable at the prime rate. The Company has authorized the local bank to issue letters of credit in connection with the Company's workers' compensation insurance. There were no borrowings on this line in the seven months ended February 1, 1997. As of February 1, 1997, June 29, 1996, and July 1, 1995, the Company's line of credit was reduced by outstanding letters of credit of approximately $6,724,000, $6,424,000 and $6,135,000, respectively. The line of credit expired on March 31, 1997, however, the letters of credit will mature at various dates throughout 1998.

LEGAL PROCEEDINGS

The Company is involved in routine litigation incidental to operations. In the opinion of management, it is unlikely that any exposure from these actions will have a material impact on the Company's financial position.

OTHER

In June of 1994, the Company had one store which incurred significant fire damage. The Company recorded the insurance settlement on the store's inventory, fixed assets, reimbursable payroll costs, and other business interruption costs. This resulted in the recognition of an extraordinary gain, net of taxes, in the accompanying financial statements of $1,239,000 and $858,000, during the fiscal years ended July 1, 1995, and July 2, 1994, respectively. The extraordinary gain recorded in fiscal year 1994 was net of associated costs to write-off assets with a net book value of $708,000. During the fiscal year ended June 29, 1996, the insurance claim was settled in full and the Company recorded an extraordinary loss, net of taxes, of $224,000 to reflect the remaining amount received for insurance proceeds, net of associated costs.



6.  SUBSEQUENT EVENTS

On December 16, 1996, Dart submitted offers, pursuant to the Stockholders' Agreement governing Dart's investment in the Company, to either (i) sell all of Dart's 50 percent equity interest in the Company or (ii) buy the 50 percent equity interest in the Company that it did not own, in either case for a cash price of $210 million. On December 18, 1996, the other stockholders accepted Dart's offer to purchase their shares (the "Shares") of capital stock of the Company. Under the terms of the Stockholders' Agreement, Dart's acquisition (the "Acquisition") of the shares was to take place within 60 days of such acceptance.

On February 6, 1997, Dart acquired the remaining 50% interest in the Company. To effect the Acquisition, Dart's wholly owned subsidiary, SFW Acquisition Corp., issued $140,000,000 in Increasing Rate Senior Notes due in 2000 ("Senior Notes") and funded the remaining portion of the purchase price with bridge financing. Immediately following the Acquisition, Dart liquidated a substantial amount of the Company's short-term investments to repay the bridge financing and fee associated with the transaction. In addition, the Company was merged with SFW Acquisition Corp. and the Company became the obligor of the Senior Notes. Also, on February 6, 1997, the Company authorized a $10,000,000 dividend to stockholders of record on February 7, 1997.


7. RESULTS OF OPERATION AND PRO FORMA DATA FOR THE 52 WEEKS ENDED FEBRUARY 1, 1997 (UNAUDITED)

The pro forma results reflect the pushdown of all acquisition entries as if the acquisition discussed in Note 6 had occurred as of February 4, 1996.

                                                                          ACTUAL                PRO FORMA
                                                                    FEBRUARY 1, 1997        FEBRUARY 1, 1997
                                                                       (UNAUDITED)             (UNAUDITED)
         Sales                                                          $850,875                 850,875
         Cost of Sales                                                   659,929                 659,929
                                                                        --------                 -------
                  Gross Profit                                           190,946                 190,946
         Selling and Administrative Expenses                             154,534                 154,534
         Depreciation and Amortization                                     8,720                  13,180
                                                                           -----                  ------
                  Operating Income                                        27,692                  23,232
         Interest Income                                                   5,985                     874
         Interest Expense                                                  1,645                  20,892
                                                                           -----                  ------
                  Net Income before Taxes                                 32,032                   3,214
         Provision for Income Taxes                                       11,495                   2,494
                                                                          ------                   -----
                  NET INCOME                                              20,537                     720
                                                                          ======                    ====

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

(a) (2)    Exhibits...............................................

     3.1 Certificate of Incorporation, incorporated herein by reference to Exhibit #3a to the Company's Form S-1 Registration Statement File #2-99831) filed with the Securities and Exchange Commission ("Dart 1985 S1").

     3.2 Certificate of Amendment of the Certificate of Incorporation of Dart Group Corporation dated January 13, 1987 (incorporated by reference to Dart Fiscal Year 1987 10-K).

     3.3 Bylaws, amended and restated as of September 14, 1993(incorporated by reference to Dart Fiscal Year 1987 10-K).

     4.1 Indenture dated as of February 6, 1997 by and among SFW Acquisition Corp., SFW Holding Corp. and Norwest Bank Minnesota, National Association.

     4.2 First Supplemental Indenture dated as of February 6, 1997 by and among Shoppers Food Warehouse Corp., SFW Holding Corp. and Norwest Bank Minnesota, National Association.

     4.3   Shoppers Food Warehouse Global Security.

     9.1 Voting Trust Agreement, dated as of October 6, 1996, by and among Ronald S. Haft, Dart Group Corporation and Larry G. Schafran and Sidney B. Silverman, as initial voting trustees (incorporated by reference to Exhibit 9 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1996).

     10.1 Employment agreement with Herbert H. Haft, as amended (incorporated by reference to Dart Fiscal Year 1988 10-K).

     10.2 Dart Drug Corporation Executive Non-Qualified Stock Option Plan, incorporated herein by reference to exhibit (10o) to the Company's Form 10-K filed with the SEC on May 1, 1984.

     10.3 Lease dated December 26, 1984 between Dart Group Corporation and Seventy-Fifth Avenue Associates (incorporated by reference to Dart Fiscal Year 1986 10-K).

     10.4 Sublease dated December 26, 1984 between Dart Group Corporation and Trak Auto Corporation (incorporated by reference to Dart Fiscal Year 1986 10-K).

     10.5 Sublease dated December 26, 1984 between Dart Group Corporation and Crown Books Corporation (incorporated by reference to Dart

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

           Fiscal Year 1986 10-K).

     10.6 Lease dated April 27, 1984 between Trak Chicago Limited Partnership I and Trak Auto Corporation (incorporated by reference to Dart Fiscal Year 1986 10-K).

     10.7 Dart Group Corporation 1981 Stock Option Plan, as amended (incorporated by reference to Dart Fiscal Year 1987 10-K).

     10.8 Indemnity Agreement by and between Dart Group Corporation and Crown Books Corporation dated June 9, 1986 incorporated herein by reference to Exhibit 10(zzzz) to the Crown 1987 10-K.

     10.9 Indemnity Agreement, dated June 9, 1986, by and between Dart Group Corporation and Trak Auto Corporation herein incorporated by reference to Exhibit 10(pppp) to the Trak 1987 10-K.

     10.10 Dart Group Corporation Deferred Compensation Plan for Directors, effective January 1, 1988 (incorporated by reference to Dart Fiscal Year 1988 10-K).

     10.11 Lease agreement dated November 22, 1988 between Dart Group Corporation and Seventy-Fifth Avenue Associates (incorporated by reference to Dart Fiscal Year 1989 10-K).

     10.12 Lease agreement dated January 27, 1989 between Trak Auto Corporation and Combined Properties/Ontario Limited Partnership herein incorporated by reference to Exhibit 10(tttt) filed with Trak Auto Corporation Fiscal Year 1989 Form 10-K, No. 0-12202 ("Fiscal 1989 Trak 10-K").

     10.13 Lease agreement dated February 27, 1988 between Trak Corporation and Haft/Equities-General, herein incorporated by reference to Exhibit 10(uuuu) filed with Fiscal 1989 Trak 10-K.

     10.14 Lease agreement dated June 17, 1987 between Trak Auto West, Inc. and Haft/Equities/Rose Hill Limited Partnership, herein incorporated by reference to Exhibit 10(vvvv) filed with Fiscal 1989 Trak 10-K.

     10.15 Trak Auto Amended Stock Option Plan, herein incorporated by reference to Exhibit 10(yyyy) filed with Fiscal 1990 Trak 10-K.

     10.16 Lease agreement dated January 5, 1990 between Combined Properties Limited Partnership and Crown Books Corporation re: Turnpike Shopping Center (815), herein incorporated by reference to Exhibit 10(iiiii) filed with Fiscal 1990 Crown 10- K.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)


     10.17 Lease agreement dated January 5, 1990 between Combined Properties Limited Partnership and Crown Books Corporation re: the Plaza at Landmark (165), herein incorporated by reference to Exhibit 10(jjjjj) filed with Fiscal 1990 Crown 10-K.

     10.18 Lease agreement dated January 5, 1990 between Combined Properties Limited Partnership and Crown Books Corporation re: Manaport Plaza Shopping Center (804), herein incorporated by reference to Exhibit 10(kkkkk) filed with Fiscal 1990 Crown 10- K.

     10.19 Lease agreement dated October 31, 1990 between CP Acquisitions Limited Partnership and Crown Books Corporation re: McLean Shopping Center (803), herein incorporated by reference to Exhibit 10(lllll) Crown Books Corporation Fiscal Year 1991 Form 10-K No. 0-11457 ("Fiscal 1991 Crown 10-K").

     10.20 Lease agreement dated March 20, 1991 between Charles County Associates Limited Partnership and Crown Books Corporation re:
           Charles County Plaza (833), herein incorporated by reference to
           Exhibit 10(nnnnn) Fiscal 1991 Crown 10-K.

     10.21 Lease agreement dated May 11, 1990 between Combined
           Properties/Greenbriar Limited Partnership and Crown Books Corporation, the First Amendment dated September 13, 1990 and the Second Amendment dated March 14, 1991 re: Greenbriar Town Center
           (104), herein incorporated by reference to Exhibit 10(ooooo) Fiscal 1991 Crown 10-K.

     10.22 Lease agreement dated May 18, 1990 between Combined Properties Limited Partnership and Trak Corporation and Lease Termination Agreement dated March 31, 1990 between Combined Properties Limited Partnership, Retail Lease Acquisition Limited Partnership and Trak Corporation re: Fair City Mall (605), herein incorporated by reference to Exhibit 10(zzzz) Trak Auto Corporation Fiscal Year 1991 Form 10-K No. 0-12202 ("Fiscal 1991 Trak 10-K").

     10.23 Lease agreement dated May 18, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation and License Termination Agreement dated March 31, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation re: Chantilly Plaza (609), herein incorporated by reference to Exhibit 10(aaaaa) Fiscal 1991 Trak 10-K.

     10.24 Lease agreement dated May 18, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation and

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

           License Termination Agreement 4 dated March 31, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation re:
           College Plaza (610), herein incorporated by reference to Exhibit 10 (bbbbb)Fiscal 1991 Trak 10-K.

     10.25 Lease agreement dated May 18, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation and License Termination Agreement dated March 31, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation re: Enterprise (614), herein incorporated by reference to Exhibit 10(ccccc) Fiscal 1991 Trak 10-K.

     10.26 Lease agreement dated May 18, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation and License Termination Agreement dated March 31, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation re: Rolling Valley (630), herein incorporated by reference to Exhibit 10(ddddd) Fiscal 1991 Trak 10-K.

     10.27 Lease agreement dated May 18, 1990 between Combined Properties Limited Partnership and Trak Corporation and Lease Termination Agreement dated March 31, 1990 between Combined Properties Limited Partnership, Retail Lease Acquisition Limited Partnership and Trak Corporation re: White Flint (632), herein incorporated by reference to Exhibit 10(eeeee) Fiscal 1991 Trak 10-K.

     10.28 Lease agreement dated November 6, 1990 between CP Acquisition Limited Partnership and Trak Corporation and Settlement Agreement dated November 6, 1990 between CP Acquisitions Limited Partnership and Trak Corporation re: Aspen Manor (615), herein incorporated by reference to Exhibit 10(fffff) Fiscal 1991 Trak 10-K.

     10.29 Lease agreement dated November 6, 1990 between CP Acquisition Limited Partnership and Trak Corporation and Settlement Agreement dated November 6, 1990 between CP Acquisitions Limited Partnership and Trak Corporation re: Lee and Harrison (633), herein incorporated by reference to Exhibit 10(ggggg) Fiscal 1991 Trak 10-K.

     10.30 Lease agreement dated November 6, 1990 between CP Acquisition Limited Partnership and Trak Corporation and Settlement Agreement dated November 6, 1990 between CP Acquisitions Limited Partnership and Trak Corporation re: Penn Daw (642), herein incorporated by reference to Exhibit 10(hhhhh) Fiscal 1991 Trak 10-K.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

     10.31 Lease agreement dated November 6, 1990 between Combined Properties Limited Partnership and Trak Corporation and Settlement Agreement dated November 6, 1990 between Combined Properties Limited Partnership and Trak Corporation re: Fairfax Circle (656), herein incorporated by reference to Exhibit 10(iiiii) Fiscal 1991 Trak 10-K.

     10.32 Lease agreement dated March 23, 1990 between Combined
           Properties/Silver Hill Limited Partnership and Trak Corporation and Termination Agreement dated April 13, 1990 between Combined Properties/Silver Hill Limited Partnership and Trak Corporation re:
           Silver Hill (619), herein incorporated by reference to Exhibit 10(jjjjj) Fiscal 1991 Trak 10-K.

     10.33 Lease agreement dated November 6, 1990 between Haft/Equities- Bladen Limited Partnership and Trak Corporation and Lease Termination Agreement dated November 6, 1990 between Haft/Equities-Bladen Limited Partnership and Trak Corporation re: Bladen Plaza (662), herein incorporated by reference to Exhibit 10(kkkkk) Fiscal 1991 Trak 10-K (incorporated by reference to Dart Fiscal Year 1991 10-K).

     10.34 Lease agreement dated July 19, 1990 between Combined Properties/4600 Forbes Limited Partnership and Shoppers Food Warehouse Corp. (incorporated by reference to Dart Fiscal Year 1991 10-K).

     10.35 Lease Agreement dated December 27, 1982 between Combined Properties Limited Partnership and Jumbo Food Stores VA, Inc., Amendment dated September 8, 1988 and Amendment dated September 25, 1990 re: Fair City Mall (incorporated by reference to Dart Fiscal Year 1991 10-K).

     10.36 Lease Agreement dated June 28, 1983 between Combined Properties Limited Partnership and Jumbo Food Stores VA, Inc., Amendment dated September 8, 1988, Amendment May 10, 1990 and Amendment dated September 25, 1990 re: Rolling Valley Mall (incorporated by reference to Dart Fiscal Year 1991 10-K).

     10.37 Lease Agreement dated September 11, 1987 between Combined Properties Limited Partnership and Jumbo Food Stores Md., Inc., Amendment dated September 25, 1990 re: Maryland City Plaza (incorporated by reference to Dart Fiscal Year 1991 10-K).

     10.38 Lease Agreement dated July 7, 1989 between Combined
           Properties/Silver Hill Limited Partnership and Jumbo Food Stores Md., Inc., Amendment dated May 10, 1990 and Amendment dated September 25, 1990 re: Silver Hill Plaza (incorporated

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

           by reference to Dart Fiscal Year 1992 10-K).

     10.39 Lease agreement dated June 21, 1988 between Combined Properties Limited Partnership and Jumbo Food Stores Md., Inc., First Amendment dated July 7, 1989, Second Amendment dated September 25, 1990, re:
           Enterprise Plaza (incorporated by reference to Dart Fiscal Year 1992 10-K).

     10.40 Lease agreement dated December 23, 1991 between Combined Properties Limited Partnership and Trak Corporation, re: Manaport Plaza (607), herein incorporated by reference to Exhibit 10(lllll) Trak Auto Corporation Fiscal Year 1992 Form 10-K No. 0-12202 ("Fiscal 1992 Trak 10-K").

     10.41 Amendment of lease dated December 24, 1991 between
           Haft/Equities-Bladen Limited Partnership and Trak Corporation, re:
           Bladen Plaza (662), herein incorporated by reference to Exhibit 10(mmmmm) filed with Fiscal 1992 Trak 10-K.

     10.42 Sublease agreement dated February 19, 1992 between Crown Books Corporation and Trak Corporation, re: Vienna (616), herein incorporated by reference to Exhibit 10 (nnnn) filed with Fiscal 1992 Trak 10-K

     10.43 Sublease agreement dated February 12, 1992 between Crown Books Corporation and Trak Corporation, re: McLean Shopping Center (627), herein incorporated by reference to Exhibit 10(ooooo) filed with Fiscal 1992 Trak 10-K.

     10.44 Lease agreement dated May 8, 1991 between Combined Properties Limited Partnership and Crown Books Corporation, re: Montgomery Village (827), herein incorporated by reference to Exhibit 10(qqqqq) filed with Crown Books Corporation Fiscal Year 1992 Form 10-K No. 0-11457.

     10.45 Dart Group Corporation 1992 Stock Option Plan incorporated herein by reference to Dart 1993 S-8 file No. 33-57010.

     10.46 Amendment of lease dated December 11, 1992 between Combined Properties Limited Partnership and Super Trak Corporation re: Oxon Hill (606), herein incorporated by reference to Exhibit 10(qqqqq) filed with Trak Auto Corporation Fiscal Year 1993 Form 10-K No. 0-12202 ("Fiscal 1993 Trak 10-K").

     10.47 Amendment of lease dated December 1, 1992 between
           Haft/Equities-Bladen Limited Partnership and Super Trak Corporation re: Bladen Plaza (662), herein incorporated by reference to Exhibit 10(rrrrr) filed with Fiscal 1993 Trak 10- K.

     10.48 Amendment of lease dated January 8, 1993 between Retail Lease Acquisition Limited Partnership and Trak Corporation re: Chantilly Plaza (609), herein incorporated by reference to Exhibit 10(sssss) filed with Fiscal 1993 Trak 10-K.

     10.49 Amendment of lease dated December 1, 1992 between Combined Properties/Montebello Limited Partnership and Super Trak re:
           Montebello (520), herein incorporated by reference to Exhibit 10(uuuuu) filed with Fiscal 1993 Trak 10-K.

     10.50 Third Amendment dated June 4, 1992 and Fourth Amendment dated June 15, 1992 to the Lease agreement between Combined Properties Limited Partnership and Crown Books Corporation re: Greenbriar Town Center
           (104), herein incorporated by reference to Exhibit 10(sssss) filed with Crown Books Corporation Fiscal Year 1992 Form 10-K No. 0-11457 ("Fiscal 1993 Crown 10-K").

     10.51 Third Amendment dated June 17, 1992 to the Lease agreement between Combined Properties Limited Partnership and Jumbo Food Stores MD., Inc., Re: Enterprise Plaza (incorporated by reference to Dart Fiscal Year 1993 10-K).

     10.52 Lease agreement dated November 1, 1990 between Penn Daw Associates Limited Partnership (A Haft Controlled Entity) and Shoppers Food Warehouse VA Corporation, the First Amendment dated February 13, 1991 Re: Penn Daw Shopping Center (incorporated by reference to Dart Fiscal Year 1993 10-K).

     10.53 Amendment of lease dated February 4, 1993 between Retail Lease Acquisition Limited Partnership and Super Trak re: College Plaza
           (610), herein incorporated by reference to Exhibit 10 (wwwww) filed with Trak Auto Corporation Fiscal Year 1995 Form 10-K No 0-12202 ("Fiscal 1995 Trak 10-K").

     10.54 Amendment of lease dated September 13, 1993 between Combined Properties Limited Partnership and Super Trak re: Fair City Mall
           (605), herein incorporated by reference to Exhibit 10(xxxxx) filed with Fiscal 1995 Trak 10-K.

     10.55 Amendment of lease dated September 13, 1993 between Combined Properties Limited Partnership and Super Trak re: Maryland City
           (623), herein incorporated by reference to Exhibit 10(yyyyy) filed with Fiscal 1995 Trak 10-K.

     10.56 Second Amendment of lease dated March 31, 1995 between Combined Properties Limited Partnership and Super Trak Corporation re:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

           Oxon Hill (606), herein incorporated by reference to Exhibit 10 (zzzzz) filed with Fiscal 1995 Trak 10-K.

     10.57 Lease Amendment dated November 22, 1993 between Combined Properties Limited Partnership and Super Trak Corporation re: Landmark (658), herein incorporated by reference to Exhibit 10(A) filed with Fiscal 1995 Trak 10-K.

     10.58 Second Amendment of Lease dated August 19, 1993 and Third Amendment of lease dated August 30, 1993 between Combined Properties Limited Partnership and Super Crown Books Corporation re: Landmark (165), herein incorporated by reference to Exhibit 10(wwwww) filed with Crown Books Corporation Fiscal Year 1995 Form 10-K No. 0-11457 ("Fiscal 1995 Crown 10-K").

     10.59 Lease Agreement dated August 19, 1993 between Retail Lease acquisition Limited Partnership and Super Crown Books Corporation re: White Flint Plaza (132), herein incorporated by reference to Fiscal 1995 Crown 10-K.

     10.60 Agreement dated August 16, 1993 between Combined Properties Limited Partnership and Total Beverage Corp. and First Amendment of Lease dated February 24, 1995 re: Landmark (203) (incorporated by reference to Dart Fiscal Year 1995 Form 10-K).

     10.61 Trak Auto 1993 Stock Option Plan, herein incorporated by reference to Exhibit 10(vvvvv) filed with Fiscal 1995 10-K.

     10.62 Crown Books 1993 Stock Option Plan, herein incorporated by reference to Exhibit 10(yyyyy) filed with Fiscal 1995 Crown 10- K.

     10.63 Amendment of lease dated June 30, 1994 between Combined Properties Limited Partnership and Super Trak Corporation re: Bradlick (629), herein incorporated by reference to Exhibit 10.45 filed with Trak Auto Corporation Fiscal Year 1996 Form 10-K No. 0-12202 ("Fiscal 1995 Trak 10-K").

     10.64 Employment Agreement between R. Keith Green and Trak Auto Corporation dated January 25, 1995, herein incorporated by reference to Exhibit 10.46 to Fiscal 1995 Trak 10-K.

     10.65 Tax Allocation Agreement dated December 27, 1994 between Dart Group Corporation and Trak Auto Corporation, herein incorporated by reference to Exhibit 10.47 to Fiscal 1996 Trak 10-K.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

     10.66 Loan Agreement dated February 6, 1995 between Dart Group Corporation and Trak Auto Corporation, herein incorporated by reference to
           Exhibit 99(a)(16) to Amendment No. 2 to Trak Auto Corporation Statement on Schedule 13E-4/A, Commission File No. 5-34497, filed with the Commission on February 6, 1995.

     10.67 Employment Agreement between E. Steve Stevens and Crown Books Corporation dated February 1, 1997, herein incorporated by reference to Exhibit 10.25 filed with Crown Books Corporation Fiscal year 1997 Form 10-K No. 0-11457.

     10.68 Employment Agreement between Dennis N. Weiss and Dart Group Corporation dated January 25, 1995, herein incorporated by reference to Exhibit 10.94 filed with Dart Group Corporation Fiscal year 1995 Form 10-K ("Fiscal 1996 Dart 10-K").

     10.69 Form of Indemnification Agreement dated as of September 21, 1994 by and between Dart Group Corporation and each of Ronald S. Haft, Herbert H. Haft, Douglas M. Bregman, Bonita Wilson, H. Ridgely Bullock and Larry G. Schafran, herein incorporated by reference to
           Exhibit 10.95 filed with Fiscal 1995 Dart 10-K.

     10.70 Settlement Agreement, dated as of October 6, 1995, by and between Dart Group Corporation and Ronald S. Haft (incorporated by reference to Exhibit 10.1 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

     10.71 Buy/Sell/Offering Agreement, dated as of October 6, 1995, by and between Dart Group Corporation and Ronald S. Haft (incorporated by reference to Exhibit 10.2 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

     10.72 Amendment No. 1 to Employment Agreement, dated October 6, 1995, by and between Dart Group Corporation and Ronald S. Haft (incorporated by reference to Exhibit 10.3 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1996.

     10.73 Promissory Note, dated October 6, 1995, executed by Ronald S. Haft in favor of Dart Group Corporation in the principal amount of $37,740,162.00 (incorporated by reference to Exhibit 10.4 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

     10.74 Promissory Note, dated October 6, 1995, executed by Ronald S. Haft in favor of Dart Group Corporation in the principal amount of $27,389,672.00 (incorporated by reference to Exhibit 10.5 to

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

           the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

     10.75 Restricted Account Security Agreement, dated as of October 6, 1995, by and among Ronald S. Haft, Dart Group Corporation and Settlement Corp., as escrow agent (incorporated by reference to Exhibit 10.7 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

     10.76 Stock and Trust Certificate Pledge Agreement, dated as of October 6, 1995, made by Ronald S. Haft in favor of Larry G. Schafran and Sidney B. Silverman, as collateral agents and bailees for Dart Group Corporation and Cabot-Morgan Real Estate Company (incorporated by reference to Exhibit 10.9 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

     10.77 Pledge of Undisputed Partnership Interests, dated as of October 6, 1995, executed by Ronald S. Haft and certain of his affiliates in favor of Dart Group Corporation (incorporated by reference to Exhibit 10.10 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

     10.78 Pledge of Disputed Partnership Interests, dated as of October 6, 1995, executed by Ronald S. Haft and certain of his affiliates in favor of Dart Group Corporation (incorporated by reference to Exhibit 10.11 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

     10.79 Partnership Stock Pledge Agreement, dated as of October 6, 1995, in favor of Dart Group Corporation (incorporated by reference to Exhibit 10.12 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

     10.80 Mutual Release, dated as of October 6, 1995, by and between each of Dart Group Corporation, Crown Books Corporation, Trak Auto Corporation, Cabot-Morgan Real Estate Company, Dart/SFW Corporation, and each of Ronald S. Haft and Combined Properties, Inc. (incorporated by reference to Exhibit 10.13 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

     10.81 Real Estate Master Agreement, dated as of October 6, 1996, by and among Ronald S. Haft, Dart Group Corporation and Cabot- Morgan Real Estate Company (incorporated by reference to Exhibit 10.14 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

     10.82 Escrow and Security Agreement, dated as of October 6, 1996, by and among Ronald S. Haft, certain of his affiliates, Dart Group Corporation, Cabot-Morgan Real Estate Company and Settlementcorp, as escrow agent (incorporated by reference to Exhibit 10.15 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

     10.83 Purchase Agreement [Pennsy Drive Warehouse], dated October 6, 1995, by and between Ronald S. Haft and Dart Group Corporation (incorporated by reference to Exhibit 10.16 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995.

     10.84 Purchase Agreement [Warehouse Partnership Interests], dated October 6, 1995, by and between Ronald S. Haft and Dart group Corporation (incorporated by reference to Exhibit 10.17 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

     10.85 Disputed Partnership Interest Purchase Agreement, dated October 6, 1995, by and between Ronald S. Haft and Dart group Corporation (incorporated by reference to Exhibit 10.18 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

     10.86 Termination of Employment Agreement, dated as of October 6, 1995, by and between Dart Group Corporation and Ronald S. Haft (incorporated by reference to Exhibit 10.19 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

     10.87 Subscription Agreement, dated as of October 6, 1995, by and between Dart Group Corporation and Ronald S. Haft (incorporated by reference to Exhibit 10.20 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

     10.88 Standstill Order entered on December 6, 1995 by the Delaware Chancery Court in Gloria G. Haft, et al. v. Larry G. Schafran, et al. (Del. Ch. Civ. A. No. 14620) and Herbert H. Haft v. Dart Group Corporation, et al. (Del. Ch. Civ. A. No. 14685) (incorporated by reference to Exhibit 99.1 to the Quarterly Report of Dart Group Corporation on Form 10-Q for the period ended October 28, 1995).

     10.89 Financing Agreement dated September 12, 1996 between Crown Books Corporation and The CIT Group/Business Credit, Inc. (herein incorporated by reference to Exhibit 10.1 filed with Crown Books Corporation Form 10-Q filed September 16, 1996).

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)


     10.90 Financing Agreement dated December 18, 1996 between Trak Auto Corporation and The CIT Group/Business Credit, Inc. (herein incorporated by reference to Exhibit 10.48 filed with Trak Auto Corporation's Form 10-K for the year ended February 1, 1997.

     10.91 Registration Rights Agreement dated as of February 6, 1997 by and among SFW Acquisition Corp., SFW Holding Company and Wasserstein Perella Securities, Inc.

     10.92 Employment Agreement, dated September 16, 1996, between Mark A. Flint and Dart Group Corporation (herein incorporated by reference to Dart Group Corporation Form 10-Q filed September 16, 1996).

     10.93 Employment Agreement, dated May 22, 1995, between Terry J. Sharp and Dart Group Corporation.

     10.94 Conditional Settlement Agreement in Principle, dated April 21, 1997 between Dart Group Corporation and Herbert H. Haft.

     11    Statement on Computation of Per Share Earnings.

     21    Subsidiaries of Dart.

     23    Consent of Independent Public Accountants.

     27    Financial Statement Schedules

           Note: Dart Drug Corporation changed its name to Dart Group Corporation on July 3, 1984.

(b) Reports on Form 8-K - During the fourth quarter of fiscal year end January 31, 1997, Dart filed two Current Reports on Form 8- K.

     1. Dart filed a Current Report on Form 8-K on December 17, 1996 reporting under Item 5 (Other Events) its offer to either sell its interest in Shoppers Food to Kenneth Herman and members of his family or buy the Herman's interest in Shoppers Food.

     2. Dart filed a Current Report on Form 8-K on December 30, 1996 reporting under Item 5 (Other Events) Kenneth Hermans acceptance of Darts offer to purchase the Herman's interest in Shoppers Food.

           Subsequent to January 31, 1997, Dart filed two Current Reports on Form 8-K.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

     1. Dart filed a Current Report on Form 8-K on February 20, 1997, as amended on April 21, 1997, reporting under Item 2 (Acquisitions or Disposition of Assets) and Item 7 (Financial Statements and Exhibits) Dart's acquisition of the remaining 50% interest in Shoppers Food.

     2. Dart filed a Current Report on Form 8-K on April 25, 1997 reporting under Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits) a conditional settlement agreement in principle that Dart reached with Herbert H. Haft on April 21, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DART GROUP CORPORATION


Date:May 1, 1997                   By:  Herbert H. Haft
     -----------                        ---------------
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


Date:May 1, 1997                        Herbert H. Haft
     -----------                        ---------------------------------
                                        Herbert H. Haft
                                        Chairman of the Board of Directors
                                          and Chief Executive Officer


Date:May 1, 1997                        Ronald S. Haft
     -----------                        ---------------------------------
                                        Ronald S. Haft
                                        Director


Date:May 1, 1997                        Bonita A. Wilson
     -----------                        ---------------------------------
                                        Bonita A. Wilson
                                        Director


Date:May 1, 1997                        Douglas M. Bregman
     -----------                        ---------------------------------
                                        Douglas M. Bregman
                                        Director


Date:May 1, 1997                        Larry G. Schafran
     -----------                        ---------------------------------
                                        Larry G. Schafran
                                        Director


Date:May 1, 1997                        Mark A. Flint
     -----------                        ---------------------------------
                                        Mark A. Flint
                                        Senior Vice President, Chief
                                          Financial Officer and Treasurer

                    DART GROUP CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX


Exhibit                                                                 Page

4.1     Indenture dated as of February 6, 1997 by and among SFW
        Acquisition Corp., SFW Holding Company and Norwest Bank
        Minnesota, National Association.

4.2 First Supplemental Indenture dated as of February 6, 1997 by and among Shoppers Food Warehouse Corp., SFW Holding Corp. and Norwest Bank Minnesota, National
        Association.

4.3     Shoppers Food Warehouse Global Security.

10.91 Registration Rights Agreement dated as of February 6,1997 by and among SFW Acquisition Corp., SFW Holding Company and
        Wasserstein Perella Securities, Inc.

10.93 Employment Agreement, dated May 22, 1995, between Terry J. Sharp and Dart Group Corporation.

10.94 Conditional Settlement Agreement in Principle, dated April 21, 1997 between Dart Group Corporation and Herbert H. Haft.

11      Statement on Computation of Per Share Earnings.

21      Subsidiaries of Dart Group Corporation.

23      Consent of Independent Public Accountants.

27      Financial Data Schedules