Form 10-Q
period 1997-04-30
DART GROUP CORP
filed 1997-06-16
CIK 26938

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 30, 1997
                                                         --------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO

    __________

Commission file number 0-1946
                       ------

                             DART GROUP CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                            53-0242973
           -----------------------------            -------------------
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)            Identification No.)

                   3300 75th Avenue, Landover, Maryland, 20785
                   -------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (301) 226-1200
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

At June 13, 1997, the registrant had 1,761,490 shares outstanding of Class A Common Stock, $1.00 par value per share, and 327,270 shares outstanding of Class B Common Stock, $1.00 par value per share. The Class B Stock is the only voting stock and is not publicly traded.

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

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Dart's annual report on Form 10-K for the fiscal year ended January 31, 1997.

                     DART GROUP CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                        Three Months Ended
                                                       ----------------------
                                                       April 30,   April 30,
                                                         1997        1996
                                                       ---------   ---------

Sales                                                  $364,504    $156,528
Other interest and other income                           1,020       1,408
                                                       --------    --------
                                                        365,524     157,936
                                                       --------    --------

Expenses:
  Cost of sales, store occupancy and
    warehousing                                         281,888     121,806
  Selling and administrative                             72,231      34,206
  Depreciation and amortization                           6,463       3,431
  Interest                                                6,778       2,175
                                                       --------    --------
                                                        367,360     161,618
                                                       --------    --------
Loss before income taxes, equity in
  affiliate and minority interests                       (1,836)     (3,682)
Income taxes (benefit)                                   (1,580)       (346)
                                                       --------    --------
Loss before equity in affiliate and
  minority interests                                       (256)     (3,336)
Equity in affiliate                                         -         2,384
Minority interests in (income) loss of
  consolidated subsidiaries                               1,499         485
                                                       --------    --------
Net income (loss)                                      $  1,243    $   (467)
                                                       ========    ========


Net income (loss) per share                            $    .47    $   (.36)
                                                       ========    ========


Weighted average shares outstanding                       2,231       2,208
                                                       ========    ========


Dividends per share of Class A common stock            $   .033    $   .033
                                                       ========    ========





        The accompanying notes are an integral part of these statements.

                     DART GROUP CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                    (Unaudited) (Audited)
                                                     April 30,  January 31,
ASSETS                                                 1997        1997
                                                    ----------  -----------
Current Assets:
  Cash                                               $ 11,196    $ 12,382
    Short-term instruments                             27,429      27,276
  Marketable debt securities                           34,401       5,714
  Accounts receivable                                  17,749      14,699
  Income taxes refundable                               4,100       3,802
  Merchandise inventories                             262,811     218,619
  Deferred income tax benefit                           7,498       7,324
  Other current assets                                  8,157       6,445
                                                     --------    --------
    Total Current Assets                              373,341     296,261
                                                     --------    --------

Property and Equipment, at cost:
  Furniture, fixtures and equipment                   165,508     104,541
  Buildings and leasehold improvements                 33,566      29,873
  Land                                                  1,034       1,034
  Property under capital leases                        31,859      24,472
                                                     --------    --------
                                                      231,967     159,920
Accumulated depreciation and
  amortization                                        121,482      80,849
                                                     --------    --------
                                                      110,485      79,071

Share of equity in Shoppers Food
  Warehouse Corp.                                         -        52,802
                                                     --------    --------
Goodwill, net of accumulated
  amortization of $1,402 and $382                     149,728       1,890
                                                     --------    --------
Deferred income tax benefit                            15,773      14,375
                                                     --------    --------
Other assets                                           23,839       5,773
                                                     --------    --------
Total Assets                                         $673,166    $450,172
                                                     ========    ========




      The accompanying notes are an integral part of these balance sheets.

                     DART GROUP CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                    (Unaudited)   (Audited)
                                                      April 30,  January 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                    1997        1997
                                                     ----------  -----------
Current Liabilities:
  Current portion of mortgages payable                $    250    $  1,106
  Accounts payable, trade                              143,364     102,942
  Income taxes payable                                   3,228       3,322
  Accrued salaries and employee benefits                25,758      18,766
  Accrued taxes other than income taxes                 11,612       9,738
  Current portion of reserve for closed
    facilities and restructuring                         6,061       5,701
  Other accrued liabilities                             71,124      64,215
  Current portion of obligations under
    capital leases                                         209         209
                                                      --------    --------
    Total Current Liabilities                          261,606     205,999
                                                      --------    --------

Mortgages payable                                          329         353
                                                      --------    --------
Crown Books' credit facility                            10,840         -
                                                      --------    --------
Obligations under capital leases                        41,929      30,373
                                                      --------    --------
Reserve for closed facilities and restructuring         26,758      27,341
                                                      --------    --------
Deferred income taxes                                    3,501         -
                                                      --------    --------
Shoppers Food Increasing Rate Notes due 2000           140,000         -
                                                      --------    --------
Other Liabilities                                        2,293         -
                                                      --------    --------

Commitments and Contingencies
Minority interests                                      66,250      67,750
                                                      --------    --------

Stockholders' Equity
  Class A common stock, non-voting, par value $1.00
    per share; 3,000,000 shares
    authorized; 1,963,830
    and 1,962,403 shares issued, respectively            1,964       1,962
  Class B common stock, voting par value $1.00 per
    share; 500,000 shares authorized and issued            500         500
  Paid-in capital                                       78,952      78,841
  Notes receivable - shareholder                       (65,130)    (65,130)
  Unrealized losses on short-term investments              (15)        (22)
  Retained earnings                                    105,426     104,242
  Treasury Stock, 202,340 shares of Class A
    common stock, at cost                               (1,749)     (1,749)
  Treasury Stock, 172,730 shares of Class B
    common stock, at cost                                 (288)       (288)
                                                      --------    --------
    Total Stockholders' Equity                         119,660     118,356
                                                      --------    --------
Total Liabilities and Stockholders' Equity            $673,166    $450,172
                                                      ========    ========

      The accompanying notes are an integral part of these balance sheets.

                     DART GROUP CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Three Months Ended
                                                       ---------------------
                                                       April 30,   April 30,
                                                         1997        1996
                                                       ---------   ---------
Cash Flows from Operating Activities:
  Net income (loss)                                   $   1,243    $   (467)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
    Depreciation and amortization                         6,463       3,431
    Amortization of deferred financing costs                510         -
    Provision for closed facilities and restructuring       341         483
    Interest in excess of capital lease payments            213          92
    Equity in affiliate                                     -        (2,384)
    Changes in assets and liabilities net of
      effects of consolidation of Shoppers Food
      Warehouse Corp.:
      Accounts receivable                                 6,194        (533)
      Income taxes refundable                             1,758         -
      Merchandise inventories                           (14,493)    (17,828)
      Other current assets                               (1,712)     (4,586)
      Deferred income tax benefits                       (1,528)     (1,226)
      Other assets                                          332          46
      Accounts payable, trade                            (1,408)     10,161
      Income taxes payable                               (1,485)        742
      Accrued salaries and employee benefits              2,106       1,993
      Accrued taxes other than income taxes              (1,029)      2,767
      Other current liabilities                          (3,521)        910
      Other liabilities                                    (155)        -
      Reserve for closed facilities                        (924)     (1,893)
      Minority interest                                  (1,500)       (442)
                                                      ---------    --------
        Net cash used for
          operating activities                        $  (8,595)   $ (8,734)
                                                      ---------    --------

Cash Flows from Securities and Capital
  Investment Activities:
  Capital expenditures                                $  (3,478)   $ (4,705)
  Cash and cash equivalents of Shoppers Food
    Warehouse Corp. at February 1, 1997                  13,739         -
  Acquisition of 50% equity in Shoppers Food
    Warehouse Corp.                                    (210,000)        -
  Purchases of United States Treasury Bills              (1,961)    (18,857)
  Maturities of United States Treasury Bills                -         7,579
  Purchases of marketable debt securities               (13,418)        -
  Dispositions of marketable debt securities             80,504         -
  Maturities of marketable debt securities                1,150         -
                                                      ---------    --------
        Net cash used for securities and
          capital investment activities               $(133,464)   $(15,983)
                                                      ---------    --------

                     DART GROUP CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                   (Unaudited)

                                                       Three Months Ended
                                                     ----------------------
                                                      April 30,   April 30,
                                                        1997        1996
                                                     ---------    ---------
Cash Flows from Financing Activities:
  Cash dividends                                      $    (59)   $    (58)
  Net borrowing under Crown Books' credit facility      10,840         -
  Payments for deferred financing and
    acquisition costs                                   (9,736)        -
  Proceeds from issuance of Increasing
    Rate Notes due 2000                                140,000         -
  Proceeds from stock options exercised                    113           2
  Principal payments under mortgage
    obligations                                            (80)        (73)
  Principal payments under capital
    lease obligations                                      (52)        (25)
                                                      --------    --------
      Net cash provided by (used in) financing
        activities                                    $141,026    $   (154)
                                                      --------    --------


Net decrease in Cash and Equivalents                  $ (1,033)   $(24,871)
Cash and Equivalents at Beginning of Period             39,658      64,784
                                                      --------    --------
Cash and Equivalents at End of Period                 $ 38,625    $ 39,913
                                                      ========    ========


Supplemental Disclosures of Cash Flow Information:

Cash paid during the three months for:
  Interest                                            $  5,258    $  1,077
  Income taxes                                             750         260








        The accompanying notes are an integral part of these statements.

                     DART GROUP CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             April 30, 1997 and 1996


NOTE 1 - GENERAL

The accompanying consolidated financial statements reflect the accounts of Dart Group Corporation ("Dart") and its direct and indirect wholly-owned and majority-owned subsidiaries including Trak Auto Corporation ("Trak Auto"), Crown Books Corporation ("Crown Books"), Total Beverage Corporation ("Total Beverage") and Shoppers Food Warehouse Corp. ("Shoppers Food"). The accounts of Shoppers Food are consolidated with Dart's financial statements as of February 6, 1997, as a result of Dart's acquisition of the 50% equity interest that it did not previously own. Dart, Trak Auto, Crown Books, Total Beverage and Shoppers Food and Dart's other direct and indirect wholly-owned and majority-owned subsidiaries are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The unaudited statements as of April 30, 1997 and 1996 reflect, in the opinion of management, all adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position as of April 30, 1997 and 1996 and the results of operations and cash flows for the periods indicated.

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

The results of operations for the three months ended April 30, 1997 are not necessarily indicative of the results to be achieved for the full fiscal year.

NOTE 2 - EARNINGS PER SHARE

Earnings per share is based on the weighted average number of Dart's Class A and Class B common stock, $1.00 par value per share, and common stock equivalents (certain stock options) outstanding during the period. In reporting earnings per share, Dart's interest in the earnings of its majority-owned subsidiaries is adjusted for the dilutive effect, if any, of these subsidiaries' outstanding stock options. The difference between primary earnings per share and fully diluted earnings per share is not significant for either period.

NOTE 3 - SHORT-TERM INSTRUMENTS AND MARKETABLE DEBT SECURITIES

At April 30, 1997, the Company's short-term instruments include United States Treasury Bills, with a maturity of three months or less, and money market funds. Marketable debt securities include United States Treasury Bills, with a maturity

                     DART GROUP CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                             April 30, 1997 and 1996

greater than three months, United States Treasury Notes, corporate notes, municipal securities and United States Agency Securities Acceptances.

Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Securities available-for-sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At April 30, 1997, the market value of short-term instruments and marketable debt securities was $15,000 less than cost (adjusted for income taxes). At April 30, 1997, Shoppers Food investments were classified as held-to-maturity and are recorded at cost. At April 30, 1997, the Company had no investments that qualified as trading securities.

The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on the specific identification method.

Included in short-term instruments and marketable debt securities were $53,151,000 and $21,094,000 held by majority-owned and wholly-owned subsidiaries at April 30, 1997 and January 31, 1997, respectively. Shoppers Food short-term instruments and marketable debt securities are included for April 30, 1997 but not January 31, 1997.

NOTE 4 - INTERIM INVENTORY ESTIMATES

Trak Auto and Shoppers Food inventories are priced at the lower of last-in, first-out ("LIFO") cost or market. At April 30, 1997, Trak Auto and Shoppers Food inventories determined on a lower of first-in, first-out ("FIFO") cost or market basis would have been greater by $11,409,000 and at January 31, 1997, Trak Auto inventory on a FIFO basis would have been greater by $6,733,000. Crown Books' and Total Beverage's inventories are priced at the lower of FIFO cost or market.

Trak Auto, Shoppers Food and Total Beverage take a physical count of their store and warehouse inventories semi-annually. Crown Books takes a physical count of its inventories annually. Complete physical inventories were not taken for the quarter ended April 30, 1997. The Company uses a gross profit method combined with available perpetual inventory information to determine Trak Auto's, Crown Books', and Total Beverage's inventories for quarters when complete physical counts are not taken.

                     DART GROUP CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                             April 30, 1997 and 1996

NOTE 5 - CREDIT AGREEMENTS

Trak Auto

In December 1996, Trak Auto entered into a revolving credit facility (the "Facility") with a finance company to borrow up to $25.0 million. Trak Auto intends to use proceeds from drawdowns under the Facility for working capital and other corporate purposes. The Facility has an original term of three years. Borrowings under the Facility bear interest at rates ranging from prime rate minus 0.50% to prime rate plus 0.25%, for prime rate loans, and LIBOR plus 1.5% to LIBOR plus 2.25%, for LIBOR loans. Interest rates are based upon Trak Auto's ratio of debt to tangible net worth. Borrowings are limited to eligible inventory levels, as defined, and are secured by Trak Auto's inventory, accounts receivable, and proceeds from the sale of such assets. The Facility contains certain restrictive covenants including limitations on additional indebtedness, advances to affiliates and payments (limited to $25.0 million) or guarantees (limited to $20.0 million of the $25.0 million) to settle disputes with Haft family members and a maximum leverage ratio covenant.

Interest on prime rate loans is payable monthly. Interest and principal on LIBOR loans is payable between one and six months from the borrowing date. LIBOR loans are subject to a prepayment penalty and may be continued for a subsequent one to six month period. LIBOR loans may be converted to prime rate loans and visa versa. The Facility includes a facility fee of .25% on the unused principal balance, as defined. No single advance may be outstanding for more than 36 months. Trak Auto may terminate the Facility upon 60-days prior written notice to the lender and the lender may terminate it as of December 18, 1999 or on any anniversary date thereafter upon 60-days prior written notice to Trak Auto.

In addition, Trak Auto has a $750,000 commercial letter of credit facility for use in importing merchandise.

At May 3, 1997, there were no borrowings under these credit agreements.

Crown Books

On September 12, 1996, Crown Books entered into a revolving credit facility with a finance company to borrow up to $50 million. Crown Books intends to use proceeds from draw-downs under the credit facility for working capital and other corporate purposes. The agreement has an original term of three years. Borrowings under the credit facility include revolving loans and letters of credit which bear interest at a rate equal to the prime rate (as defined in the credit agreement) and LIBOR loans which bear interest at LIBOR plus 2.25%.

                     DART GROUP CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                             April 30, 1997 and 1996

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

Borrowings under the credit facility are secured by Crown Books' inventory, accounts receivable and proceeds from the sale of such assets of Crown Books. The credit facility also contains certain restrictive covenants, including a limitation on the incurrence of additional indebtedness and places a $13.1 million limitation on payments to settle disputes with Haft family members. There are additional covenants related to tangible net worth. Loans under the credit facility are subject to limitations based upon eligible inventory levels, as defined in the agreement. Crown Books may terminate the credit facility upon 60-days prior written notice to the lender and the lender may terminate it as of September 12, 1999 or on any anniversary date thereafter upon 60-days prior written notice to Crown Books. During fiscal 1997 Crown Books began borrowing under the credit facility. The maximum borrowings outstanding at any one time during the 13 weeks ended May 3, 1997 were $10,840,000 and the outstanding balance as of May 3, 1997 was $10,840,000. Crown Books had $14.2 million available for borrowing at May 3, 1997. In connection with its expansion plans, Crown Books may need to increase its borrowing under its revolving credit facility, subject to limitations contained in the loan agreement. To increase the limit from $25.0 million to $35.0 million, Crown Books is required to maintain a minimum tangible net worth of $73.0 million as of the fiscal year end preceding the election and for each fiscal year end thereafter, and to maintain a minimum tangible net worth of $70.0 million as of the election date and thereafter, in addition to other covenants. To increase the limit from $35.0 million to $50.0 million, Crown Books is required to maintain a minimum tangible net worth of $75.0 million as of the fiscal year end preceding the election and for each fiscal year end thereafter, in addition to other covenants. The average borrowings and weighted average interest rate for the 13 weeks ended May 3, 1997 were $2,570,000 and 8.5%.

NOTE 6 - MINORITY INTEREST

The $66,250,000 of minority interests reflected in the Consolidated Balance Sheet as of April 30, 1997 represents the minority portion of Trak Auto and Crown Books equity owned by the public shareholders of Trak Auto and Crown Books. Income (loss) attributed to the minority shareholders of Trak Auto was $(230,000) and $386,000 for the three months ended April 30, 1997 and 1996, respectively. Loss attributed to the minority shareholders of Crown Books was

                     DART GROUP CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                             April 30, 1997 and 1996

$1,269,000 and $871,000 for the three months ended April 30, 1997 and 1996, respectively.

NOTE 7 - ACQUISITION

On February 6, 1997, Dart acquired the 50% equity interest in Shoppers Food that it did not already own for $210.0 million (the "Acquisition"). Dart financed the Acquisition through the application of $137.2 million in net proceeds from the offering of $140.0 million Increasing Rate Senior Notes due 2000 (the "Increasing Rate Notes") of SFW Acquisition Corp., a newly created wholly-owned subsidiary of Dart and $72.8 million of bridge financing. Immediately after the Acquisition, SFW Acquisition Corp. merged into Shoppers Food (with Shoppers Food becoming obligor on the Increasing Rate Notes), Shoppers Food repaid the bridge financing and paid the deferred acquisition costs and deferred financing costs of approximately $7.2 million from its existing cash and short-term investments.

The Increasing Rate Notes bear interest at an initial rate of 10% that increase 50 basis points on a quarterly basis commencing August 1, 1997. The Increasing Rate Notes mature February 6, 2000 and interest is payable quarterly. The Increasing Rate Notes have certain covenants including limitations on additional indebtedness and dividends to Dart and are guaranteed by the capital stock of Shoppers Food. In the event of a change in control of Dart (from litigation involving members of the Haft family), each shareholder will have the right, subject to certain conditions, to require Shoppers Food to repurchase any or all of the Increasing Rate Notes.

The operating results of Shoppers Food from February 1, 1997 to February 6, 1997 were not material. The unaudited pro forma information presented below reflects the Acquisition as if it had occurred on February 1, 1996. These results are not necessarily indicative of future operating results or of what would have occurred had the acquisition been consummated at that time.

                                         (in thousands, except per share data)
                                                 Three Months Ended
                                             ------------------------------
                                                     Pro Forma
                                                    May 4, 1996
                                                    -----------
                Revenue                              $367,316
                Net income (loss)                      (1,446)
                Net income (loss) per share              (.75)

The Acquisition was recorded using the purchase method of accounting. The purchase price has been allocated to the assets and liabilities of Shoppers Food and the remaining excess purchase price over the net assets acquired of $148,858 million represents goodwill which will be amortized over 40 years. In

                     DART GROUP CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                             April 30, 1997 and 1996


connection with the Acquisition, Shoppers Food adopted Dart's method of depreciating property and equipment on a straight-line basis. Prior to the Acquisition, Shoppers Food used accelerated depreciation methods.

NOTE 8 - PROPERTY, EQUIPMENT AND DEPRECIATION

Effective February 1, 1997, the Company changed its accounting policy from expensing purchased computer software costs in the year of acquisition to capitalizing and depreciating these costs over the estimated useful life not to exceed five years. Management has determined that these costs benefit future periods.

During the quarter ended April 30, 1997, the Company recorded amortization of computer costs of approximately $116,000. The effect of capitalizing purchased computer software was to increase the Company's income by $525,000, ($.24 per share) net of income tax benefits.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Outlook

Except for historical information, statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking. Actual results may differ materially due to a variety of factors, including the results of ongoing litigation (or settlement litigation), the Company's ability to effectively compete in the highly competitive retail book store, automotive aftermarket and grocery businesses, the effect of national and regional economic conditions, and the availability of capital to fund operations. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

The litigation and any settlement of litigation involving the Haft family members could pose a threat to Dart's liquidity. See "Funding of Possible Settlements" below.

Crown Books' believes that its superstore concept presents growth opportunities and intends to open new Super Crown Books stores in existing and new markets. Realizing these opportunities is dependent upon the successful performance of the superstores. In the past, Super Crown Books stores have generated higher sales at converted locations as well as higher gross margins as a result of a favorable change in product mix. Crown Books' believes that, as the superstores mature and as the number of stores and total sales increases, operating expenses as a percentage of sales will decrease.

The retail book market is highly competitive. The two largest book chains continue to open additional new stores each year in Crown Books' markets, thereby continuing to increase the overall level of competition. Management believes that the markets in which it operates will remain highly competitive in the foreseeable future and, as a result, Crown Books will be challenged to improve operating results in fiscal 1998.

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

The automotive aftermarket is a highly competitive market place. As a result, the industry is consolidating with independent operators and small chains either going out of business or being acquired by larger competitors. Additionally, the do-it-yourself customer base is shrinking due to the increased complexity

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

of automobiles, increased incidences of leasing, and the availability of well-maintained leased vehicles entering the used car market. Trak Auto's management believes that the markets in which it operates will remain highly competitive in the foreseeable future and, as a result, that Trak Auto will be challenged to improve operating results in fiscal 1998.

Shoppers Food is the third leading supermarket operator in the greater Washington, D.C. metropolitan area. Shoppers Food operates in a highly competitive marketplace and its ability to remain competitive depends in part on its ability to open new stores and remodel and update existing stores which will require the continued availability of capital resources.

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

Liquidity and Capital Resources

Cash, short-term instruments and U.S. government and other marketable debt securities, are the Company's primary source of liquidity. Cash, including short-term instruments and U.S. government and other marketable debt securities increased by $27.6 million to $73.0 million at April 30, 1997 from $45.4 million at January 31, 1997. This increase was due to the consolidation of $41.3 million of Shoppers Food cash and marketable debt securities and was offset by a decrease of $13.7 million primarily due to Crown Books payments for merchandise inventory and capital expenditures.

For the quarter ended April 30, 1997, the Company realized a pre-tax yield of approximately 5.3% on United States Treasury Bills and approximately 5.9% on the marketable debt securities.

Operating activities used $8,595,000 of the Company's funds for the three months ended April 30, 1997 compared to $8,734,000 for the same period one year ago. During the three months ended April 30, 1997 cash was used primarily for increased merchandise inventory levels at Crown Books and funding loss operations at Crown Books and Dart and was partially offset by cash generated from operations at Trak Auto and Shoppers Food.

Investing activities used $133,464,000 of the Company's funds for the three months ended April 30, 1997, compared to providing $15,983,000 to the Company for the same period last year. The primary use of funds was primarily for the Acquisition of the 50% equity interest in Shoppers Food (see Note 7 to the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Consolidated Financial Statements). Capital expenditures were $3,478,000 (including Shoppers Food) during the quarter ended April 30, 1997 compared to $4,705,000 (excluding Shoppers Food) during the quarter ended April 30, 1996.

Financing activities provided $141,026,000 to the Company during the quarter ended April 30, 1997 due to the proceeds from the Increasing Rate Notes at Shoppers Food and the revolving line of credit at Crown Books and was partially offset by payments for deferred financing and acquisition costs at Shoppers Food.

Historically, Dart and each of its subsidiaries generally funded their respective requirements for working capital and capital expenditures with net cash generated from operations and existing cash resources. However, the Company's cash, including marketable debt securities, decreased by approximately $93.7 million ($80.0 million at Shoppers Food for the Acquisition) in the quarter ended April 30, 1997, $42.0 million in fiscal 1997 and $104.4 million in fiscal 1996. In fiscal 1997, Crown Books and Trak Auto entered into revolving credit facilities and Shoppers Food is negotiating a revolving credit facility.

Dart's working capital needs primarily consist of funding any operating losses of Total Beverage, payroll and legal fees. Dart expects to meet its working capital needs in fiscal 1998 from existing cash and short-term investments and dividends from Shoppers Food.

        The primary capital requirements of Crown Books relate to new store openings and investments in management information systems. Crown Books believes that the resources required for a new store generally approximate $800,000, including inventory purchases, net of accounts payable, and the costs of store fixtures and leasehold improvements, net of landlord contributions. During fiscal 1998, Crown Books expects to open approximately 27 to 35 Super Crown Books stores requiring cash expenditures of approximately $21.6 million to $28.0 million. Crown Books has opened four stores and has entered into lease agreements to open 13 new Super Crown Books stores thus far, in fiscal 1998. Crown Books expects to have cash expenditures of approximately $2.5 million related to stores that have been closed or will be closed, in fiscal 1998.

Crown Books expects to meet its working capital and capital expenditures in fiscal 1998 with cash generated from improving its inventory turnover, inventory from stores closed during fiscal 1998, improving its operations and borrowing under its revolving credit agreement. Crown Books had $14.2 million available for borrowing under its revolving credit facility at May 3, 1997. There can be no assurances that Crown Books will have adequate resources to meet its cash flow requirements for projected store openings if it does not improve its inventory turnover.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

In connection with its expansion plan, Crown Books may need to increase its borrowing under its revolving credit facility subject to limitations contained in the loan agreement. To increase the limit from $25.0 million to $35.0 million, Crown Books is required to maintain a minimum tangible net worth of $73.0 million as of the fiscal year end preceding the election and for each fiscal year end thereafter, and to maintain a minimum tangible net worth of $70.0 million as of the election date and thereafter, in addition to other covenants. To increase the limit from $35.0 million to $50.0 million, Crown Books is required to maintain a minimum tangible net worth of $75.0 million as of the fiscal year end preceding the election and for each fiscal year end thereafter, in addition to other covenants. As of February 1, 1997 and May 3, 1997, Crown Books' tangible net worth was $84.5 million and $81.8 million, respectively. There can be no assurance that Crown Books' tangible net worth will meet the requirements to increase its revolving credit facility availability above the current $25.0 million limit. There also can be no assurance that if the limit is increased above $25.0 million, that Crown Books' will maintain the required minimum tangible net worth and that it would be able to pay down the revolving credit facility as required.

Trak Auto funds its requirements for working capital and capital expenditures with net cash generated from operations, existing cash resources and, if necessary, borrowings under its credit facility. Trak Auto's primary capital requirements relate to remodelings and new store openings (including inventory purchases and the costs of store fixtures and leasehold improvements). As of May 3, 1997, Trak Auto had entered into lease agreements to open seven new stores and one amendment to an existing lease to convert the store to a Super Trak or Super Trak Warehouse store.

In December 1996, Trak Auto entered into a revolving credit facility with a finance company to borrow up to $25.0 million. The credit facility has an original term of three years. Borrowings are limited to eligible inventory levels and are secured by Trak Auto's inventory, accounts receivable and proceeds from the sale of those assets. The credit facility contains certain restrictive covenants and a maximum leverage ratio covenant. The covenants include a limitation of $25.0 million on amounts paid (including a $20.0 million limitation on amounts guaranteed) to settle disputes with Haft family members. As of May 3, 1997 Trak Auto had not borrowed under the credit facility.

Shoppers Food estimates that it will make capital expenditures of approximately $11.5 million in the 52 weeks ended January 31, 1998. Such expenditures relate to three new store openings as well as routine expenditures for equipment and maintenance. Management expects that these capital expenditures will be financed primarily through cash flow from operations and a new revolving credit facility. Capital expenditures related to two stores scheduled to open in the following fiscal year are estimated to be approximately $7.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


In February 1997, $137.2 million of the net proceeds from the sale of the Increasing Rate Notes and $72.8 million of Shoppers Food cash, cash equivalents and short-term investments were used to fund the Acquisition. In addition, Shoppers Food paid approximately $7.2 million in fees and expenses incurred by Dart in connection with the Acquisition.

Shoppers Food's interest expense consists primarily of interest on the Increasing Rate Notes and capital lease obligations. Interest expense increased $4.9 million from $0.4 million during the 13 weeks ended May 4, 1996 to $5.3 million during the 13 weeks ended May 3, 1997 due to the interest paid on the Increasing Rate Notes, which were issued on February 6, 1997.

Shoppers Food believes that cash flows from its operations and borrowings under a new revolving credit facility that it is seeking will be adequate to meet its anticipated requirements for working capital, debt service and capital expenditures over the next few years. However, there can be no assurances that Shoppers Food will generate sufficient cash flow from operations or that it will be able to borrow under a new revolving credit facility.

Shoppers Food plans to offer $200.0 million aggregate principal amount of its Senior Notes due 2004 (the "Senior Notes"). The net proceeds of the offering would be approximately $193.5 million. Shoppers Food would use approximately $143.5 million of the net proceeds to repay its Increasing Rate Notes due 2000 (including accrued and unpaid interest through the estimated date of redemption). The remaining net proceeds would be available to Dart if and when Dart consummates a settlement with Herbert H. Haft and/or Robert M., Gloria G. and Linda G. Haft or, if not used for such settlement on or prior to June 30, 1998, would be used to redeem $50.0 million aggregate principal amount of the Senior Notes at 101% of the principal amount thereof. The offering will be made only by means of an offering memorandum to qualified institutional investors and accredited investors (each as defined under the Securities Act of 1993, as amended) and investors outside the United States in compliance with Regulation S under the Securities Act. The Senior Notes would not be registered under the Securities Act.

Total Beverage is considering locations for new stores and may open one or more new stores in fiscal 1998 in the Chicago, Illinois metropolitan area.

Funding of Possible Settlements

Dart has reached a conditional settlement agreement in principle with Herbert H. Haft and is currently negotiating a possible collective settlement with Robert
M. Haft, Linda G. Haft and Gloria G. Haft as well as a possible supplemental settlement agreement with Ronald S. Haft. The aggregate payments estimated to be paid by Dart and its subsidiaries in connection with these

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


possible settlements is approximately $90 million (including a loan of $10 million), part of which would be deferred. It is anticipated that Dart would pay substantially all of this amount, though a portion (yet to be determined) could be allocated to Trak Auto and Crown Books. Allocation of any actual settlement obligations among the companies would be in proportion to reflect relative benefits each company receives, as determined by their boards of directors after consultation with outside advisors.

Dart and its subsidiaries do not presently have cash available to pay the approximately $90 million contemplated by the possible settlements, but are considering various options to finance them, if they occur. Dart may use Shoppers Food's existing cash ($41.3 million at May 3, 1997) and proceeds from the Senior Notes for the possible settlements. However, there can be no assurance that Shoppers Food will obtain any such financing or as to the terms of any financing, if it is obtained. Trak Auto and Crown Books anticipate that they would pay their portion of the settlement obligations from borrowings under their respective credit facilities.

It has been suggested that Dart sell one or all of its subsidiaries and possibly liquidate. Dart has no plans to liquidate and, although Dart has considered selling all or part of its equity interest in Shoppers Food, Dart presently has no intention of doing so. However, Dart may be open to the possibility of other strategic opportunities.

Results of Operations

Trak Auto

During the 13 weeks ended May 3, 1997, the Company opened one new Super Trak store and one new Super Trak Warehouse store and closed or converted one classic Trak store. At May 3, 1997, the Company had 287 stores, including 123 Super Trak stores and 45 Super Trak Warehouse stores.

Sales of $81,605,000 during the 13 weeks ended May 3, 1997 decreased by $5,411,000 or 6.2% over the 13 weeks ended May 4, 1996. The decrease was due to the mild winter conditions in the Midwest and East coast markets as well as the continued poor economic and highly competitive environment of the Los Angeles market. Comparable sales (stores open more than one year) decreased 10.1% for the 13 weeks ended May 3, 1997. Sales for comparable Super Trak and Super Trak Warehouse stores decreased 9.6% and sales for comparable classic Trak stores decreased 10.9%. Sales for Super Trak and Super Trak Warehouse stores represented 68.1% of total sales during the 13 weeks ended May 3, 1997 compared to 62.8% for the 13 weeks ended May 4, 1996.

Interest and other income decreased by $257,000 when compared to the prior year, largely due to reduced interest income as a result of less funds available for short-term investment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 76.3% for the 13 weeks ended May 3, 1997 compared to 74.7% for the same period in the prior year. The increase was primarily due to increased occupancy and distribution costs, as a percentage of sales, due to the decrease in sales while actual occupancy and distribution costs remained unchanged and was partially offset by an increase in gross margin.

Selling and administrative expenses were 21.4% and 20.4% as a percentage of sales for the 13 weeks ended May 3, 1997 and May 4, 1996, respectively. The increase was due primarily to increased payroll costs, as a percentage of sales due to the decrease in sales. Actual payroll costs were approximately the same as last year.

Depreciation and amortization expenses increased $163,000 for the 13 weeks ended May 3, 1997 compared to the same period one year ago. The increase was due to an increase in store fixed assets resulting from the opening of Super Trak and Super Trak Warehouse stores.

Interest expense of approximately $920,000 during the 13 weeks ended May 3, 1997 and May 4, 1996 was for interest under capital lease obligations.

The effective income tax rate was 27.0% for the income tax benefit during the 13 weeks ended May 3, 1997 compared to 36.3% for income taxes during the 13 weeks ended May 4, 1996. The decrease in the effective rate was primarily due to reduced taxable income while a permanent difference remained relatively unchanged.

Crown Books

During the 13 weeks ended May 3, 1997, the Company opened four Super Crown Books stores and closed one classic Crown Books store and one Super Crown Books store. At May 3, 1997, the Company had 170 stores, including 58 new prototype Super Crown Books stores and 54 original format Super Crown Books stores.

Sales of $66,543,000 for the 13 weeks ended May 3, 1997 increased by $4,051,000 or 6.5% compared to the 13 weeks ended May 4, 1996. Comparable sales (sales for stores open for 13 months) decreased 3.0% during the 13 weeks ended May 3, 1997. Sales for Super Crown Books stores represented 82.1% and 73.4% of total sales for the 13 weeks ended May 3, 1997 and May 4, 1996, respectively. Super Crown Books stores sales of $54,628,000 increased 19.1% over the prior year but sales for all comparable Super Crown Books stores decreased 3.3%. Comparable sales for the new superstore prototype decreased 3.0%. The Company's superstores consist of the original superstores which are primarily 6,000 to 10,000 square feet and the new superstore prototype targeted to occupy 15,000 square feet.

Interest and other income decreased by $317,000 during the 13 weeks ended May

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

3, 1997 when compared to the same period one year ago. The decrease was primarily due to reduced interest income as a result of the decrease in cash available for short-term investment.

Cost of sales, store occupancy and warehousing as a percentage of sales were 82.5% for the 13 weeks ended May 3, 1997 compared to 81.8% for the same period one year ago. The increase was primarily due to increased store occupancy costs and was partially offset by an increase in gross margins.

Selling and administrative expenses as a percentage of sales were 21.3% for the 13 weeks ended May 3, 1997 compared to 20.7% for the same period one year ago. The increase was due primarily to increased payroll costs and consulting fees for management information systems.

Depreciation and amortization expenses increased $340,000 for the 13 weeks ended May 3, 1997 compared to the same period one year ago as a result of increased fixed assets for the new Super Crown Book stores.

Interest expense decreased $184,000 during the 13 weeks ended May 3, 1997 primarily due to interest accrued on the Robert M. Haft judgement last year which was paid in August 1996. This decrease was partially offset by interest expenses for borrowings under the revolving credit facility in the current year.

Crown Books has recorded a tax benefit on the net operating loss for the 13 weeks ended May 3, 1997 of $1,596,000 as compared to a tax benefit of $1,017,000 for the same period one year ago. Crown Books recorded a $2,500,000 valuation allowance in fiscal 1995 due to the uncertainty relating to the timing of the reversal of certain taxable temporary differences during the periods when Crown Books has taxable income. In management's opinion no additional valuation allowance is necessary at this time as the realization of the net deferred tax asset is more likely than not. The effective income tax rate was 37.5% for the 13 weeks ended May 3, 1997 compared to 36.3% for the 13 weeks ended May 4, 1996. The increase in the effective rate was primarily due to the increased net operating loss and increased state income tax benefits.

As a result of the net operating losses, Crown Books has a $13.9 million tax net operating loss carryforward which will expire in 2013.

Shoppers Food

13 Weeks Ended May 3, 1997 Compared with the 13 Weeks Ended May 4, 1996

Sales increased by $945,000 (0.5%), from $209,036,000 during the 13 weeks ended May 4, 1996 to $209,981,000 during the 13 weeks ended May 3, 1997. The increase in sales was primarily due to increased sales at two stores that were remodeled and expanded in January 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


Gross profit increased by $2,515,000 (5.2%), from $47,971,000 during the 13 weeks ended May 4, 1996 to $50,446,000 during the 13 weeks ended May 3, 1997. The increase was primarily due to an increase in gross profit, as a percentage of sales, from 22.9% during the 13 weeks ended May 4, 1996 to 24.0% during the 13 weeks ended May 3, 1997, as a result of a more proactive pricing strategy on selected items and a reduction in the number of items which are offered at special discounts on a weekly basis in stores.

Selling and administrative expenses increased by $1,130,000 (3.1%), from $36,415,000 during the 13 weeks ended May 4, 1996 to $37,545,000 during the 13 weeks ended May 3, 1997. Selling and administrative expenses as a percentage of sales, increased from 17.4% to 17.9% during the same periods. The increases in selling and administrative expenses were primarily attributable to increased payroll costs associated with negotiated union rates and store remodelings and to the fees charges for the continuing increase in credit card and debit card sales as a percentage of total sales.

Depreciation and amortization increased $172,000 from $2,323,000 during the 13 weeks ended May 4,1 996 to $2,495,000 during the 13 weeks ended May 3, 1997. The increase was primarily the result of additional depreciation and amortization resulting from the allocation of the purchase price to the assets as well as the amortization of goodwill and lease rights, offset by Shoppers Food adopting the straight line method of depreciation as of the acquisition date, to be consistent with Dart's accounting policies. Historically, Shoppers Food has used modified accelerated depreciation methods.

Operating income increased $1,213,000 for the 13 weeks ended May 3, 1997 compared to the 13 weeks ended May 4, 1996, primarily as a result of the increase in gross profit.

Interest income decreased $991,000 during the 13 weeks ended May 3, 1997 compared to the 13 weeks ended May 4, 1996 due to a decrease in funds available for short-term investment primarily as a result of the repayment of the bridge financing associated with the Acquisition. Interest expense increased primarily due to $4.3 million of interest accrued on the Senior Notes during the 13 weeks ended May 3, 1997.

The effective income tax rate for the 13 weeks ended May 3, 1997 was 43.8% compared to 37.0% for the 13 weeks ended May 4, 1996. The increase was primarily attributable to nondeductible amortization of acquisition related goodwill.

Net income decreased by $3,315,000 (51.1%), from $6,492,000 during the 13 weeks ended May 4, 1996 to $3,177,000 during the 13 weeks ended May 3, 1997. This decrease was primarily attributable to the $4.3 million of interest accrued on the Senior Notes during the 13 weeks ended May 3, 1997 and the amortization of

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


acquisition related goodwill and was partially offset by a higher gross profit.

Total Beverage

Total Beverage sales were $6,375,000 during the 13 weeks ended May 3, 1997 compared to $7,020,000 for the 13 weeks ended May 4, 1996. The decrease was due to the sales for one store that was closed in April 1996. Comparable store sales for Total Beverage's three existing stores (stores open twelve months) increased 0.9%.

Cost of sales and store occupancy as a percentage of sales were 81.9% during the 13 weeks ended May 3, 1997 compared to 81.4% for the same period one year ago. The increase was primarily due to a decrease in gross margins.

Selling and administrative expenses as a percentage of sales were 22.5% during the 13 weeks ended May 3, 1997 compared to 25.6% for the 13 weeks ended May 4, 1996. The decrease is primarily due to consulting fees included for the period ended May 4, 1996. Selling and administrative expenses, exclusive of the consulting fees, decreased approximately $20,000 from May 4, 1996 to May 3, 1997.

Total Beverage recorded a net loss of $375,000 during the 13 weeks ended May 3, 1997 compared to a net loss of $579,000 during the 13 weeks ended May 4, 1996. The net loss for the 13 weeks ended May 4, 1996 included the $340,000 paid to outside consultants who were retained to assist in the development and implementation of a strategic business plan.

Dart Group and Other Corporate

Interest and other income decreased $450,000 during the quarter ended April 30, 1997 when compared to the same period in the prior year. The decrease was primarily due to reduced funds available for short-term investments.

Administrative expenses decreased $242,000 during the quarter ended April 30, 1997, primarily due to lower legal expenses as a result of a $17.0 million legal accrual during the last quarter of fiscal 1997 and current year legal billings charged to that accrual.

Interest expense decreased by $503,000 during the quarter ended April 30,1997 when compared to the same period in the prior year. The decrease was primarily due to interest accrued for the Robert M. Haft judgement last year.

Trak Auto and Crown Books file separate tax returns. Total Beverage and Shoppers Food are included in Dart's federal income tax returns.

Dart's cumulative total net tax operating loss carryforward is approximately

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


$59.9 million. All net operating loss carryforwards will expire by fiscal 2012. In addition, Dart has an Alternative Minimum Tax credit carryforward of approximately $1.0 million. Dart has a deferred tax valuation allowance of $45.2 million as of April 30, 1997. Management will continue to evaluate the need for a valuation allowance on a periodic basis.

Effect of New Financial Accounting Standard

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 Earnings Per Share. SFAS No. 128 replaces the presentation of primary earnings per share, previously presented by the Company, with basic earnings per share and requires a reconciliation of the numerator and denominator of basic earnings per share to fully diluted earnings per share. Fully diluted earnings per share is computed similarly to the previous requirements. The Company will be required to adopt SFAS No. 128 in the fourth quarter of fiscal 1998 and to restate all previously presented earnings per share data. The presentation of the Company's basic earnings per share under SFAS No. 128 is greater than the amounts presented herein as primary earnings per share.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Material legal proceedings pending against Dart of its subsidiaries are described in Dart's Annual Report on Form 10-K for the year ended February 1, 1997 (the "Annual Report"). There have been no material developments in any legal proceedings reported in the Annual Report.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         18(a) Letter from Dart Group Corporation's independent accountants regarding a change in accounting principle or practice.

         99.1     Press Release, dated June 12, 1997 of Dart Group
                  Corporation.

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         During the quarter ended April 30, 1997, Dart filed three Current Reports on Form 8-K

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

3.       Dart filed a Current Report on Form 8-K on May 12, 1997 reporting under
         Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits) a two-week extension of the conditional settlement in principle reached April 21, 1997 with Herbert H. Haft.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DART GROUP CORPORATION


Date: June 16, 1997                 By: MARK A. FLINT
      -------------                     -------------------------
                                        MARK A. FLINT
                                        Senior Vice President and
                                          Chief Financial Officer


Date: June 16, 1997                     RONALD T. RICE
      -------------                     -------------------------
                                        RONALD T. RICE
                                        Assistant Vice President
                                          and Controller (Principal
                                          Accounting Officer)