Form 10-Q
period 1997-07-31
DART GROUP CORP
filed 1997-09-15
CIK 26938

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 1997
                                                        -------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO
                                                        ----------
    ----------

Commission file number 0-1946
                       ------

                             DART GROUP CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                         53-0242973
        --------------------------------     --------------------------
       (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)         Identification No.)

                 3300 75th Avenue, Landover, Maryland,   20785
                 ---------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (301) 226-1200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

At September 12, 1997, the registrant had 1,764,956 shares outstanding of Class A Common Stock, $1.00 par value per share, and 327,270 shares outstanding of Class B Common Stock, $1.00 par value per share. The Class B Stock is the only voting stock and is not publicly traded.

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

                    DART GROUP CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)
                                  (Unaudited)


                                       Three Months           Six Months
                                      Ended July 31,        Ended July 31,
                                  --------------------- ---------------------
                                     1997       1996       1997       1996
                                  ---------- ---------- ---------- ----------
Sales                              $374,217   $163,798   $738,721   $320,326
Other interest and other income       1,896      1,333      2,916      2,741
                                   --------   --------   --------   --------
                                    376,113    165,131    741,637    323,067
                                   --------   --------   --------   --------
Expenses:
  Cost of sales, store occupancy
    and warehousing                 293,159    128,805    575,047    250,611
  Selling and administrative         77,343     35,102    149,574     69,308
  Depreciation and amortization       7,165      3,499     13,628      6,930
  Interest                            6,059      2,161     12,837      4,336
  Closed store reserve               (1,500)       -       (1,500)       -
                                   --------   --------   --------   --------
                                    382,226    169,567    749,586    331,185
                                   --------   --------   --------   --------

Loss before income taxes, equity
  in affiliate, minority interests
  and extraordinary item             (6,113)    (4,436)    (7,949)    (8,118)
Income taxes (benefit)               (1,173)      (871)    (2,753)    (1,217)
                                   --------   --------   --------   --------
Loss before equity in affiliate,
  minority interests and
  extraordinary item                 (4,940)    (3,565)    (5,196)    (6,901)
Equity in affiliate                     -        2,740        -        5,124
Minority interests in
  loss of consolidated
  subsidiaries                        2,302        527      3,801      1,012
                                   --------   --------   --------   --------
Loss before
  extraordinary item                 (2,638)      (298)    (1,395)      (765)
Extraordinary item:
  Loss on early extinguishment
  of debt, net of income taxes
  of $2,150                          (3,126)       -       (3,126)       -
                                   --------   --------   --------   --------
Net income (loss)                  $ (5,764)  $   (298)  $ (4,521)  $   (765)
                                   ========   ========   ========   ========

Loss per share:
  Loss before extraordinary item   $  (1.28)  $   (.30)  $   (.82)  $   (.66)
  Extraordinary item:
    Loss on early extinguishment
      of debt                         (1.40)       -        (1.40)       -
                                   --------   --------   --------   --------
  Net income (loss) per share      $  (2.68)  $   (.30)  $  (2.22)  $   (.66)
                                   ========   ========   ========   ========

Weighted average shares
  outstanding                         2,090      2,074      2,089      2,074
                                   ========   ========   ========   ========

Dividends per share of Class
  A Common Stock                   $   .033   $   .033   $   .066   $   .066
                                   ========   ========   ========   ========


        The accompanying notes are an integral part of these statements.

                    DART GROUP CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                    (Unaudited)   (Audited)
                                                      July 31,   January 31,
ASSETS                                                  1997        1997
                                                     ----------  ----------
Current Assets:
  Cash                                                $ 15,486    $ 12,382
    Short-term instruments                              31,524      27,276
  Marketable debt securities                            29,046       5,714
  Restricted Proceeds                                   50,218         -
  Accounts receivable                                   16,468      14,699
  Income taxes refundable                                4,445       3,802
  Merchandise inventories                              251,645     218,619
  Deferred income tax benefit                            7,765       7,324
  Other current assets                                   7,848       6,445
                                                      --------    --------
    Total Current Assets                               414,445     296,261
                                                      --------    --------

Property and Equipment, at cost:
  Furniture, fixtures and equipment                    173,131     104,541
  Buildings and leasehold improvements                  33,588      29,873
  Land                                                   1,034       1,034
  Property under capital leases                         31,859      24,472
                                                      --------    --------
                                                       239,612     159,920
Accumulated depreciation and amortization              126,233      80,849
                                                      --------    --------
                                                       113,379      79,071
                                                      --------    --------

Share of equity in Shoppers Food
  Warehouse Corp.                                          -        52,802
                                                      --------    --------
Goodwill, net of accumulated amortization
  of $2,357 and $271                                   148,755       1,890
                                                      --------    --------
Deferred income tax benefit                             18,036      14,375
                                                      --------    --------
Other assets                                            23,073       5,773
                                                      --------    --------
Total Assets                                          $717,688    $450,172
                                                      ========    ========


      The accompanying notes are an integral part of these balance sheets.

                    DART GROUP CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                     (Unaudited)  (Audited)
                                                       July 31,  January 31,
LIABILITIES                                              1997       1997
                                                      ---------- ----------
Current Liabilities:
  Current portion of mortgages payable                 $    193   $  1,106
  Accounts payable, trade                               132,679    102,942
  Income taxes payable                                    2,429      3,322
  Accrued salaries and employee benefits                 26,568     18,766
  Accrued taxes other than income taxes                  11,461      9,738
  Current portion of reserve for closed
    facilities and restructuring                          6,800      5,701
  Other accrued liabilities                              69,893     64,215
  Current portion of obligations under capital leases       209        209
                                                       --------   --------
    Total Current Liabilities                           250,232    205,999
                                                       --------   --------

Mortgages payable                                           322        353
                                                       --------   --------
Crown Books' credit facility                             16,487        -
                                                       --------   --------
Obligations under capital leases                         42,041     30,373
                                                       --------   --------
Reserve for closed facilities and restructuring          25,117     27,341
                                                       --------   --------
Deferred income taxes                                     3,501        -
                                                       --------   --------
Shoppers Food Senior Notes due 2004                     200,000        -
                                                       --------   --------
Other Liabilities                                         2,068        -
                                                       --------   --------

Commitments and Contingencies

Minority interests                                       63,955     67,750
                                                       --------   --------

Stockholders' Equity
  Class A common stock, non-voting, par value $1.00
    per share; 3,000,000 shares authorized; 1,964,858
    and 1,962,403 shares issued, respectively             1,965      1,962
  Class B common stock, voting par value $1.00 per
    share; 500,000 shares authorized and issued             500        500
  Paid-in capital                                        79,033     78,841
  Notes receivable-shareholder                          (65,130)   (65,130)
  Unrealized gains (losses) on short-term investments        30        (22)
  Retained earnings                                      99,604    104,242
  Treasury Stock, 202,340 shares of Class
    A common stock, at cost                              (1,749)    (1,749)
  Treasury Stock, 172,730 shares of Class
    B common stock, at cost                                (288)      (288)
                                                       --------   --------
    Total Stockholders' Equity                          113,965    118,356
                                                       --------   --------
Total Liabilities and Stockholders' Equity             $717,688   $450,172
                                                       ========   ========


      The accompanying notes are an integral part of these balance sheets.

                    DART GROUP CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (Unaudited)

                                                               Six Months
                                                             Ended July 31,
                                                         ----------------------
                                                            1997        1996
                                                         ----------  ----------
Cash Flows from Operating Activities:
  Net income (loss)                                      $  (4,521)  $    (765)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
    Depreciation and amortization                           12,685       6,930
    Loss on early extinguishment of debt                     5,276         -
    Amortization of deferred financing costs                   943         -
    Provision for closed facilities and restructuring         (885)        966
    Loss on disposal of fixed assets                           269         -
    Interest in excess of capital lease payment                378         -
    Equity in affiliate                                        -        (5,124)
    Changes in assets and liabilities net of effects of
      consolidation of Shoppers Food Warehouse Corp.:
      Accounts receivable                                    7,475      (4,137)
      Income taxes refundable or prepaid                     1,413      (3,050)
      Merchandise inventories                               (3,116)    (13,052)
      Other current assets                                  (1,403)     (4,133)
      Deferred income tax benefits                          (3,456)     (1,047)
      Other assets                                             530         116
      Accounts payable, trade                              (12,093)     16,493
      Income taxes payable                                  (2,844)      2,351
      Accrued salaries and employee benefits                 2,916       1,189
      Accrued taxes other than income taxes                 (1,180)        978
      Other current liabilities                             (3,581)       (672)
      Other liabilities                                       (380)         -
      Reserve for closed facilities                         (1,515)     (3,565)
      Minority interests                                    (3,801)       (881)
                                                         ---------   ---------
        Net cash used for operating activities           $  (6,890)  $  (7,403)
                                                         ---------   ---------

Cash Flows from Securities and Capital
  Investment Activities:
  Capital expenditures                                   $ (11,213)  $  (7,997)
  Proceeds from sale of Cabot-Morgan Real Estate
    joint venture                                              -         2,000
  Cash and cash equivalents of Shoppers Food
    Warehouse Corp. at February 1, 1997                     13,739         -
  Acquisition of 50% equity in Shoppers Food
    Warehouse Corp.                                       (210,000)        -
  Purchases of United States Treasury Bills                 (5,960)    (40,165)
  Disposition of United States Treasury Bills                  987       6,288
  Maturities of United States Treasury Bills                   -        28,523
  Purchases of marketable debt securities                  (18,506)        -
  Disposition of marketable debt securities                 90,558         417
  Maturities of marketable debt securities                   4,560       5,894
                                                         ---------   ---------
        Net cash used for securities and capital
          investment activities                          $(135,835)  $  (5,040)
                                                         ---------   ---------

                            (Continued on next page)

                    DART GROUP CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS(Continued)
                             (dollars in thousands)
                                  (Unaudited)

                                                           Six Months
                                                          Ended July 31,
                                                      ----------------------
                                                         1997        1996
                                                      ----------  ----------
Cash Flows from Financing Activities:
  Cash dividends                                       $   (117)   $   (116)
  Proceeds from Note Receivable - Ronald S. Haft            -        11,621
  Net borrowing under Crown Books' credit facility       16,487         -
  Payments for deferred financing and
         acquisition costs                              (16,003)        -
  Proceeds from Increasing Rate Notes Due 2000          140,000         -
  Redemption of Increasing Rate Notes Due 2000         (140,000)        -
  Proceeds from issuance of Senior
         Notes dues 2004                                200,000         -
  Funds restricted for settlements                      (50,218)        -
  Proceeds from stock options exercised                     195         717
  Principal payments under mortgage
    obligations                                            (162)       (148)
  Principal payments under capital
    lease obligations                                      (105)        (50)
                                                       --------    --------
      Net cash provided by financing activities        $150,077    $ 12,024
                                                       --------    --------


Net increase (decrease) in Cash and Equivalents        $  7,352    $   (419)
Cash and Equivalents at Beginning of Period              39,658      54,780
                                                       --------    --------
Cash and Equivalents at End of Period                  $ 47,010    $ 54,361
                                                       ========    ========


Supplemental Disclosures of Cash Flow Information:

Cash paid during the three months for:
  Interest                                             $ 10,255    $  3,282
  Income taxes                                            1,700         673




        The accompanying notes are an integral part of these statements.

                    DART GROUP CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             July 31, 1997 and 1996
                                  (Unaudited)


NOTE 1 - GENERAL

The accompanying consolidated financial statements reflect the accounts of Dart Group Corporation ("Dart") and its direct and indirect wholly-owned and majority-owned subsidiaries including Trak Auto Corporation ("Trak Auto"), Crown Books Corporation ("Crown Books"), Total Beverage Corporation ("Total Beverage") and Shoppers Food Warehouse Corp. ("Shoppers Food"). The accounts of Shoppers Food are consolidated with Dart's financial statements as of February 6, 1997, as a result of Dart's acquisition of the 50% equity interest that it did not previously own. Dart, Trak Auto, Crown Books, Total Beverage and Shoppers Food and Dart's other direct and indirect wholly-owned and majority-owned subsidiaries are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The unaudited statements as of July 31, 1997 and 1996 reflect, in the opinion of management, all adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position as of July 31, 1997 and 1996 and the results of operations and cash flows for the periods indicated.

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

The results of operations for the three months ended July 31, 1997 are not necessarily indicative of the results to be achieved for the full fiscal year.

NOTE 2 - EARNINGS PER SHARE

Earnings per share is based on the weighted average number of Dart's Class A and Class B common stock, $1.00 par value per share. Common stock equivalents are antidilutive in all periods presented. In reporting earnings per share, Dart's interest in the earnings of its majority-owned subsidiaries is adjusted for the dilutive effect, if any, of these subsidiaries' outstanding stock options. The difference between primary earnings per share and fully diluted earnings per share is not significant for either period.

NOTE 3 - SHORT-TERM INSTRUMENTS AND MARKETABLE DEBT SECURITIES

At July 31, 1997, the Company's short-term instruments include United States Treasury Bills, with a maturity of three months or less, and money market funds. Marketable debt securities include United States Treasury Bills, with a maturity greater than three months, United States Treasury Notes, corporate notes and United States Agency Securities Acceptances.

Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each

                    DART GROUP CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             July 31, 1997 and 1996
                                  (Unaudited)

balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Securities available-for-sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At July 31, 1997, the market value of short-term instruments and marketable debt securities was $30,000 greater than cost (adjusted for income taxes). At July 31, 1997, Shoppers Food investments were classified as held-to-maturity and are recorded at cost. At July 31, 1997, the Company had no investments that qualified as trading securities.

The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on the specific identification method.

Included in short-term instruments and marketable debt securities were $93,715,000 and $21,094,000 held by majority-owned and wholly-owned subsidiaries at July 31, 1997 and January 31, 1997, respectively. Shoppers Food short-term instruments and marketable debt securities are included for July 31, 1997 but not January 31, 1997.

NOTE 4 - INTERIM INVENTORY ESTIMATES

Trak Auto and Shoppers Food inventories are priced at the lower of last-in, first-out ("LIFO") cost or market. At July 31, 1997, Trak Auto and Shoppers Food inventories determined on a lower of first-in, first-out ("FIFO") cost or market basis would have been greater by $11,747,000 and at January 31, 1997, Trak Auto inventory on a FIFO basis would have been greater by $6,733,000. Crown Books' and Total Beverage's inventories are priced at the lower of FIFO cost or market.

Trak Auto, Shoppers Food and Total Beverage take a physical count of their store and warehouse inventories semi-annually. Crown Books takes a physical count of its inventories annually. Trak Auto and Total Beverage took complete physical inventories for the quarter ended July 31, 1997 and Shoppers Food took physical inventories in 24 of its 35 stores for the quarter ended July 31, 1997. Shoppers Food takes physical inventories of its perishable departments monthly at every store. The Company uses a gross profit method combined with available perpetual inventory information to determine Trak Auto's, Crown Books', and Total Beverage's inventories for quarters when complete physical counts are not taken.

NOTE 5 - CREDIT AGREEMENTS

Trak Auto

In December 1996, Trak Auto entered into a revolving credit facility (the "Facility") with a finance company to borrow up to $25.0 million. Trak Auto

                    DART GROUP CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             July 31, 1997 and 1996
                                  (Unaudited)

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

Interest on prime rate loans is payable monthly. Interest and principal on LIBOR loans is payable between one and six months from the borrowing date. LIBOR loans are subject to a prepayment penalty and may be continued for a subsequent one to six month period. LIBOR loans may be converted to prime rate loans and visa versa. The Facility includes a facility fee of .25% per annum on the unused principal balance, as defined. No single advance may be outstanding for more than 36 months. Trak Auto may terminate the Facility upon 60-days prior written notice to the lender and the lender may terminate it as of December 18, 1999 or on any anniversary date thereafter upon 60-days prior written notice to Trak Auto.

In addition, Trak Auto has a $750,000 commercial letter of credit facility for use in importing merchandise.

As of August 2, 1997, there had been no borrowings under these credit agreements.

Crown Books

On September 12, 1996, Crown Books entered into a revolving credit facility with a finance company to borrow up to $50 million. Crown Books intends to use proceeds from draw-downs under the credit facility for working capital and other corporate purposes. The agreement has an original term of three years. Borrowings under the credit facility include revolving loans and letters of credit which bear interest at a rate equal to the prime rate (as defined in the credit agreement) and LIBOR loans which bear interest at LIBOR plus 2.25%. Interest on prime rate borrowings is payable monthly. Interest and principal on LIBOR loans is payable between one and six months from the borrowing date. LIBOR loans are subject to a prepayment penalty and may be continued for subsequent one to six month periods. LIBOR loans may be converted to prime rate loans and vice versa. The agreement includes a facility fee of .25% per annum on the unused principal balance, as defined. No single advance may be outstanding for more than 36 months.

Borrowings under the credit facility are secured by Crown Books' inventory, accounts receivable and proceeds from the sale of such assets of Crown Books.

                    DART GROUP CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             July 31, 1997 and 1996
                                  (Unaudited)

The credit facility also contains certain restrictive covenants, including a limitation on the incurrence of additional indebtedness and places a $13.1 million limitation on payments to settle disputes with Haft family members. There are additional covenants related to tangible net worth. Loans under the credit facility are subject to limitations based upon eligible inventory levels, as defined in the agreement. Crown Books may terminate the credit facility upon 60-days prior written notice to the lender and the lender may terminate it as of September 12, 1999 or on any anniversary date thereafter upon 60-days prior written notice to Crown Books. During fiscal 1997 Crown Books began borrowing under the credit facility. The maximum borrowings outstanding at any one time during the 26 weeks ended August 2, 1997 were $22,148,000 and the outstanding balance as of August 2, 1997 was $16,487,000. Crown Books had $8.5 million available for borrowing at August 2, 1997. In connection with its expansion plans, Crown Books will need to increase its borrowing under its revolving credit facility, subject to limitations contained in the loan agreement. To increase the limit from $25.0 million to $35.0 million, Crown Books is required to maintain a minimum tangible net worth of $73.0 million as of the fiscal year end preceding the election and for each fiscal year end thereafter, and to maintain a minimum tangible net worth of $70.0 million as of the election date and thereafter, in addition to other covenants. To increase the limit from $35.0 million to $50.0 million, Crown Books is required to maintain a minimum tangible net worth of $75.0 million as of the fiscal year end preceding the election and for each fiscal year end thereafter, in addition to other covenants. The average borrowings and weighted average interest rate for the 26 weeks ended August 2, 1997 were $8,148,000 and 8.5%.

NOTE 6 - MINORITY INTEREST

The $63,955,000 of minority interests reflected in the Consolidated Balance Sheet as of July 31, 1997 represents the minority portion of Trak Auto and Crown Books equity owned by the public shareholders of Trak Auto and Crown Books. Income (loss) attributed to the minority shareholders of Trak Auto was $(541,000) and $607,000 for the six months ended July 31, 1997 and 1996, respectively, and $(311,000) and $221,000 for the three months ended July 31, 1997 and 1996, respectively. Loss attributed to the minority shareholders of Crown Books was $(3,260,000) and $(1,619,000) for the six months ended July 31, 1997 and 1996, respectively, and $(1,991,000) and $(748,000) for the three months ended July 31, 1997 and 1996, respectively.

NOTE 7 - SHOPPERS FOOD WAREHOUSE CORP.

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

                    DART GROUP CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             July 31, 1997 and 1996
                                  (Unaudited)

Acquisition, SFW Acquisition Corp. merged into Shoppers Food (with Shoppers Food becoming obligor on the Increasing Rate Notes), Shoppers Food repaid the bridge financing and paid the deferred acquisition costs and deferred financing costs of approximately $7.2 million from its existing cash and short-term investments.

The operating results of Shoppers Food from February 1, 1997 to February 6, 1997 were not material. The unaudited pro forma information, for Dart consolidated, presented below reflects the Acquisition as if it had occurred on February 1, 1996. These results are not necessarily indicative of future operating results or of what would have occurred had the acquisition been consummated at that time.

                                                    Pro Forma
                                       (in thousands, except per share data)
                                       Three Months Ended    Six Months Ended
                                          August 3, 1996       August 3, 1996
                                        ------------------    ----------------
         Revenue                             $ 375,890             $ 743,206
         Net income (loss)                        (393)               (1,839)
         Net income (loss) per share              (.88)                (1.02)


The Acquisition was recorded using the purchase method of accounting. The purchase price has been allocated to the assets and liabilities of Shoppers Food and the remaining excess purchase price over the net assets acquired of $148,858 million represents goodwill which will be amortized over 40 years. In connection with the Acquisition, Shoppers Food adopted Dart's method of depreciating property and equipment on a straight-line basis. Prior to the Acquisition, Shoppers Food used accelerated depreciation methods.

Refinancing

In June 1997, Shoppers Food refinanced the Increasing Rate Notes with $200.0 million aggregate principal amount 9 3/4% Senior Notes due June 15, 2004 (the "Senior Notes"). The net proceeds from the Senior Notes was $193.5 million (after fees and expenses of approximately $6.5 million) of which $143.3 million was used to repay the Increasing Rate Notes (including interest) and $50.0 million (the "Restricted Proceeds") is available to Dart if Dart closes a Haft family settlement. If the closing of a Haft settlement has not occurred on or before June 30, 1998, then Shoppers Food must use the Restricted Proceeds to redeem $50 million aggregate principal amount of the Senior Notes. Interest on the Senior Notes accrued from the date of issuance and is payable semi-annually in arrears on each June 15 and December 15, commencing December 15, 1997. The Senior Notes have certain covenants including limitations on additional indebtedness and are guaranteed by the capital stock of Shoppers Food.

                    DART GROUP CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             July 31, 1997 and 1996
                                  (Unaudited)

NOTE 8 - PROPERTY, EQUIPMENT AND DEPRECIATION

Effective February 1, 1997, the Company changed its accounting policy from expensing purchased computer software costs in the year of acquisition to capitalizing and depreciating these costs over the estimated useful life not to exceed five years. Management has determined that these costs benefit future periods.

During the quarter ended July 31, 1997, the Company recorded amortization of computer costs of approximately $270,000. The effect of capitalizing purchased computer software was to decrease the Company's loss by approximately $1.8 million net of income tax benefits.

NOTE 9 - SUBSEQUENT EVENT

On August 18, 1997, Dart entered into an agreement to settle certain litigation and enter into other related transactions (the "RGL Settlement") with Robert M. Haft, Gloria G. Haft, Linda G. Haft and certain related parties (collectively, "RGL"). Under the RGL Settlement, Dart will purchase from RGL 104,976 shares of Dart Class B Common Stock for $14.7 million and 77,244 shares of Dart Class A Common Stock for $6.8 million. In addition, Dart will pay to RGL $9.3 million to terminate all options for shares of Dart Class A Common Stock that they hold or claim and Dart will pay to Robert M. Haft, Linda G. Haft and certain related parties $9.7 million to terminate putative options to purchase shares of Dart/SFW Corp. The Company will pay $250,000 to RGL to terminate any and all rights to purchase shares of the capital stock of Trak Auto and Crown Books.

The RGL Settlement also contemplates the completion of bankruptcy plans of reorganization for the Haft owned partnerships owning Dart's headquarters building in Landover, Maryland and a distribution center leased by Trak Auto in Bridgeview, Illinois. Under these bankruptcy plans the Company would pay $4.4 million to Robert M. Haft and Linda G. Haft (50% of which would be provided by release of Dart funds previously escrowed by Ronald S. Haft) for their interests in these two properties. In addition, the Company would pay $7.0 million to reduce the outstanding mortgage loans on these properties, which thereafter will be wholly-owned by Dart or its affiliates.

                    DART GROUP CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             July 31, 1997 and 1996
                                  (Unaudited)

The pro forma Consolidated Balance Sheet presented below reflects the RGL Settlement and related plans of reorganization as if they had occurred on July 31, 1997 (in thousands).

                                                   Unaudited
                                   ----------------------------------------
                                    Historical                   Pro Forma
                                     July 31,      Pro Forma      July 31,
ASSETS                                 1997       Adjustments       1997
                                   ------------   -----------    ----------
Current Assets:
  Cash                              $  15,486      $  (1,319)(a)  $  14,167
    Short-term instruments             31,524                        31,524
  Restricted proceeds                  50,218        (50,218)(a)       -
  Marketable debt securities           29,046                        29,046
  Accounts receivable                  16,468                        16,468
  Income taxes refundable               4,445                         4,445
  Merchandise inventories             251,645                       251,645
  Deferred income tax benefit           7,765                         7,765
  Other current assets                  7,848                         7,848
                                    ---------      ---------      ---------
    Total Current Assets              414,445        (51,537)       362,908
                                    ---------      ---------      ---------

Property and Equipment, at cost:
  Furniture, fixtures and
    equipment                         173,131                       173,131
  Buildings and leasehold
    improvements                       33,588                        33,588
  Land                                  1,034         19,758 (b)     20,792
  Property under capital
    leases                             31,859        (24,472)(c)      7,387
                                    ---------      ---------      ---------
                                      239,612         (4,714)       234,898
Accumulated depreciation
  and amortization                    126,233         (9,659)(c)    116,574
                                    ---------      ---------      ---------
                                      113,379          4,945        118,324
                                    ---------      ---------      ---------

Goodwill                              148,755                       148,755
                                    ---------                     ---------
Deferred income tax benefit            18,036                        18,036
                                    ---------                     ---------
Other assets                           23,073                        23,073
                                    ---------      ---------      ---------
Total Assets                        $ 717,688      $ (46,592)     $ 671,096
                                    =========      =========      =========

                    DART GROUP CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             July 31, 1997 and 1996
                                  (Unaudited)

                                                  Unaudited
                                   ---------------------------------------
                                    Historical                  Pro Forma
                                     July 31,      Pro Forma     July 31,
LIABILITIES                            1997       Adjustments      1997
                                   ------------   -----------   ----------
Current Liabilities:
  Current portion of
    mortgages payable                $     193    $     600(d)   $     793
  Accounts payable, trade              132,679                     132,679
  Income taxes payable                   2,429                       2,429
  Accrued salaries and
    employee benefits                   26,568                      26,568
  Accrued taxes other than
    income taxes                        11,461                      11,461
  Current portion of reserve
    for closed facilities
    and restructuring                    6,800                       6,800
  Other accrued liabilities             69,893      (18,325)(d)     51,568
  Current portion of obligations
    under capital leases                   209         (209)(c)        -
                                     ---------    ---------      ---------
    Total Current Liabilities          250,232      (17,934)       232,298
                                     ---------    ---------      ---------
Mortgages payable                          322       25,846         26,168
                                     ---------    ---------      ---------
Crown Books' credit facility            16,487                      16,487
                                     ---------                   ---------
Obligations under capital
  leases                                42,041      (30,492)(c)     11,549
                                     ---------    ---------      ---------
Reserve for closed facilities
  and restructuring                     25,117                      25,117
                                     ---------                   ---------
Deferred income taxes                    3,501                       3,501
                                     ---------                   ---------
Shoppers Food Senior Notes             200,000                     200,000
                                     ---------                   ---------
Other Liabilities                        2,068                       2,068
                                     ---------                   ---------

Commitments and Contingencies
Minority interests                      63,955          (82)(e)     63,873
                                     ---------    ---------      ---------

Stockholders' Equity
  Class A common stock                   1,965                       1,965
  Class B common stock                     500                         500
  Paid-in capital                       79,033                      79,033
  Notes receivable-shareholder         (65,130)                    (65,130)
  Unrealized losses on
    short-term investments                  30                          30
  Retained earnings                     99,604       (2,474)(f)     97,130
  Treasury Stock, Class A
    common stock                        (1,749)      (6,759)(g)     (8,508)
  Treasury Stock, Class B
    common                                (288)     (14,697)(h)    (14,985)
                                     ---------    ---------      ---------
    Total Stockholders' Equity         113,965      (23,930)         90,035
                                     ---------    ---------       ---------
Total Liabilities and
  Stockholders' Equity               $ 717,688    $ (46,592)     $ 671,096
                                     =========    =========      =========

                    DART GROUP CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             July 31, 1997 and 1996
                                  (Unaudited)

Notes to the Pro Forma Balance Sheet

(a)      Reduction in cash and restricted proceeds as follows:

                 Purchase of Class B Shares                         $  14,697
                 Purchase of Class A Shares                             6,759
                 Purchase of Class A options                            9,287
                 Purchase Dart/SFW options                              9,700
                 Payment for real estate partnership
                   interests                                            2,200
                 Purchase of Trak Auto and Crown
                   Book options                                           250
                 Payments to real estate mortgage
                   holders                                              7,000
                 Fees related to transaction                            1,644
                                                                    ---------
                          Total                                     $  51,537
                                                                    =========

(b) Record purchase of real estate contemplated in October 1995 settlement with Ronald S. Haft and completed with RGL Settlement.

(c) Reverse capital lease assets and lease obligations for purchased real estate.

(d) Record mortgage obligations for purchased real estate net of payments to mortgage holders.

(e) Record effect to minority interest for purchase of subsidiary stock options.

(f) Net effect to the Statement of Operations for purchase of stock options.

(g)      Record purchase of Class A Shares.

(h)      Record purchase of Class B Shares.

The RGL Settlement requires a supplemental settlement arrangement between Dart and Ronald S. Haft, which has not yet been completed and which cannot be assured. The closing of these transactions is scheduled for late September, subject to the satisfaction of various conditions. Closing of these transactions cannot be assured.

The RGL Settlement, if consummated, would result in the termination of the pending claim by Robert, Gloria and Linda Haft to control of Dart and the settlement of all litigation between them and Dart and its subsidiaries.

Dart anticipates that $50.0 million proceeds from a recent private placement of senior notes by Shoppers Food will be used to fund these transactions. A portion of the cost of these transactions may be allocated to Trak Auto and, possibly, Crown Books. No such allocations have yet been determined.

                    DART GROUP CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             July 31, 1997 and 1996
                                  (Unaudited)


Settlement Discussions with Herbert Haft

The previously-announced settlement discussions between Dart and Herbert H. Haft have not produced a settlement agreement at this time, though discussions are continuing. There can be no assurance that a settlement agreement between Dart and Herbert H. Haft will be entered into or that, even if a settlement agreement with Herbert H. Haft is entered into, that the settlement transactions will close.

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

Crown Books' believes that its superstore concept presents growth opportunities and intends to open new Super Crown Books stores in existing and new markets. Realizing these opportunities is dependent upon the successful performance of the superstores and adequate liquidity. In the past, Super Crown Books stores have generated higher sales at converted locations as well as higher gross margins as a result of a favorable change in product mix. During the last three fiscal quarters, the new prototype superstores have performed below Crown Books' expectations. Crown Books is considering certain revisions to the new superstore prototype that may enhance its performance. Without a significant improvement in the performance of all superstores, Crown Books would not expect operating expenses, as a percentage of sales, to decrease as the new stores mature.

The retail book market is highly competitive. The two largest book chains continue to open additional new stores each year in Crown Books' markets, thereby continuing to increase the overall level of competition. Management believes that the markets in which it operates will remain highly competitive in the foreseeable future and, as a result, Crown Books will be significantly challenged to improve operating results for fiscal 1998.

Trak Auto believes that its superstore concept represents the strongest segment of its business and anticipates that all of its new stores will be opened within this concept as Super Trak and Super Trak Warehouse stores in existing and possibly new markets. In the past, these superstores have generated higher sales at locations converted from Classic Trak stores as well as higher gross margins as a result of a change in product mix (increased hard parts). Trak Auto believes that as superstores mature, operating expenses as a percentage of sales will decrease.

The automotive aftermarket is a highly competitive market place. As a result, the industry is consolidating with independent operators and small chains either going out of business or being acquired by larger competitors. Additionally, the do-it-yourself customer base is shrinking due to the increased complexity of automobiles, increased incidences of leasing, and the availability of well-

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

maintained leased vehicles entering the used car market. Trak Auto's management believes that the markets in which it operates will remain highly competitive in the foreseeable future and, as a result, that Trak Auto will be challenged to improve operating results in fiscal 1998.

Shoppers Food is the third leading supermarket operator in the greater Washington, D.C. metropolitan area. Shoppers Food operates in a highly competitive marketplace and its ability to remain competitive depends in part on its ability to open new stores and remodel and update existing stores which will require the continued availability of capital resources.

Trak Auto, Crown Books and Total Beverage intend to continue their practice of reviewing the profitability trends and prospects of existing stores. These companies may from time to time close, relocate or sell stores (or groups of stores) that are not satisfying certain performance objectives. Crown Books currently anticipates closing approximately seven Classic Crown Books stores, two non-prototype Super Crown Books stores and relocating one prototype Super Crown Books store during fiscal 1998.

Liquidity and Capital Resources

Cash, short-term instruments and U.S. government and other marketable debt securities, are the Company's primary source of liquidity. Cash, including short-term instruments and U.S. government and other marketable debt securities increased by $80.9 million to $126.3 million at July 31, 1997 from $45.4 million at January 31, 1997. This increase was due to the consolidation of $84.3 million of Shoppers Food cash and marketable debt securities including the $50.0 million of Restricted Proceeds from the Shoppers Food debt refinancing.

For the quarter ended July 31, 1997, the Company realized a pre-tax yield of approximately 5.3% on United States Treasury Bills and approximately 5.9% on the other marketable debt securities.

Operating activities used $6,890,000 of the Company's funds for the six months ended July 31, 1997 compared to $7,403,000 during the same period one year ago. During the six months ended July 31, 1997 cash was used primarily for Crown Books payments for merchandise inventory and funding loss operations at Crown Books and Dart and was partially offset by cash generated by Trak Auto and Total Beverage operations.

Investing activities used $135,835,000 of the Company's funds for the six months ended July 31, 1997, compared to $5,040,000 during the same period last year. The primary use of funds was primarily for the Acquisition of the 50% equity interest in Shoppers Food (see Note 7 to the Consolidated Financial Statements). Capital expenditures were $11,213,000 (including Shoppers Food) during the six months ended July 31, 1997 compared to $7,997,000 (excluding Shoppers Food) during the six months ended July 31, 1996.

Financing activities provided $150,077,000 to the Company during the six months ended July 31, 1997 due to the proceeds from the Senior Notes at Shoppers Food and the revolving line of credit at Crown Books and was partially offset by payments for deferred financing and acquisition costs at Shoppers Food and funds

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

restricted for possible settlements with the Hafts.

Historically, Dart and each of its subsidiaries generally funded their respective requirements for working capital and capital expenditures with net cash generated from operations and existing cash resources. However, the Company's cash, including marketable debt securities, decreased by approximately $78.1 million (net of the Restricted Proceeds from Shoppers Senior Notes) during the six months ended July 31, 1997, $42.0 million in fiscal 1997 and $104.4 million in fiscal 1996. In fiscal 1997, Crown Books and Trak Auto entered into revolving credit facilities and Shoppers Food is negotiating a revolving credit facility.

Dart's working capital needs primarily consist of funding any operating losses of Total Beverage, payroll and legal fees. Dart expects to meet its working capital needs in fiscal 1998 from existing cash, short-term investments and possible dividends from Shoppers Food as permitted by covenants of the Senior Notes.

The primary capital requirements of Crown Books relate to new store openings and investments in management information systems. Crown Books believes that the net cash expenditures incurred in opening a new store generally approximate $800,000, including inventory purchases, net of accounts payable, and the costs of store fixtures and leasehold improvements, net of landlord contributions. During fiscal 1998, Crown Books expects to open approximately 25 Super Crown Books stores requiring cash expenditures of approximately $20.0 million. As of September 12, 1997, Crown Books has opened nine stores and has entered into lease agreements to open 16 new Super Crown Books stores in fiscal 1998 and four in fiscal 1999 and has entered into an agreement for additional space in an existing store in fiscal 1998. Crown Books expects to have cash expenditures of approximately $2.5 million related to stores that have been closed or will be closed, in fiscal 1998.

Crown Books expects to meet its working capital and capital expenditures in fiscal 1998 with cash generated from improving its inventory turnover, inventory from stores closed during fiscal 1998, income tax refunds and borrowing under its revolving credit agreement. Crown Books had $8.5 million available for borrowing under its revolving credit facility at August 2, 1997. As of August 2, 1997, Crown Books had not improved its inventory turnover as anticipated. Crown Books continues to take steps to improve its inventory turnover on an ongoing basis. Without significant improvement in Crown Books' inventory turnover, Crown Books may not have adequate liquidity to continue its expansion plans.

In connection with its expansion plan, Crown Books will need to increase its borrowing under its revolving credit facility subject to limitations contained in the loan agreement. To increase the limit from $25.0 million to $35.0 million, Crown Books is required to maintain a minimum tangible net worth of $73.0 million as of the fiscal year end preceding the election and for each fiscal year end thereafter, and to maintain a minimum tangible net worth of $70.0 million as of the election date and thereafter, in addition to other covenants. To increase the limit from $35.0 million to $50.0 million, Crown Books is required to maintain a minimum tangible net worth of $75.0 million as

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

of the fiscal year end preceding the election and for each fiscal year end thereafter, in addition to other covenants. As of February 1, 1997 and August 3, 1997, Crown Books' tangible net worth was $84.5 million and $77.6 million, respectively. There can be no assurance that Crown Books' tangible net worth will meet the requirements to increase its revolving credit facility availability above the current $25.0 million limit. There also can be no assurance that if the limit is increased above $25.0 million, that Crown Books' will maintain the required minimum tangible net worth and that it would be able to pay down the revolving credit facility as required. As of August 2, 1997, Crown Books' net deferred tax asset was $12.8 million. If Crown Books' performance does not significantly improve, Crown Books may conclude that it will reserve for the asset's recovery. If this event occurs, Crown Books' tangible net worth would likely decrease below $70 million and as a result, Crown Books' borrowing under the credit facility would be limited to $25 million. If Crown Books' borrowing is limited to $25 million and the its performance does not sufficiently improve, the Crown Books intends to significantly reduce its expansion plans and take other actions to improve liquidity.

Trak Auto funds its requirements for working capital and capital expenditures with net cash generated from operations, existing cash resources and, if necessary, borrowings under its credit facility. Trak Auto's primary capital requirements relate to remodelings and new store openings (including inventory purchases and the costs of store fixtures and leasehold improvements). As of August 2, 1997, Trak Auto had entered into lease agreements to open seven new Super Trak or Super Trak Warehouse stores.

In December 1996, Trak Auto entered into a revolving credit facility with a finance company to borrow up to $25.0 million. The credit facility has an original term of three years. Borrowings are limited to eligible inventory levels and are secured by Trak Auto's inventory, accounts receivable and proceeds from the sale of those assets. The credit facility contains certain restrictive covenants and a maximum leverage ratio covenant. The covenants include a limitation of $25.0 million on amounts paid (including a $20.0 million limitation on amounts guaranteed) to settle disputes with Haft family members. As of August 2, 1997 Trak Auto had not borrowed under the credit facility.

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

Shoppers Food's interest expense consists primarily of interest on the Increasing Rate Notes and capital lease obligations. Interest expense increased

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

$8.3 million from $1.1 million during the 26 weeks ended August 3, 1996 to $9.4 million during the 26 weeks ended August 2, 1997 due to the interest paid on the Increasing Rate Notes, which were issued on February 6, 1997 and redeemed on June 25, 1997 and interest accrued on the Senior Notes.

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

In June 1997, Shoppers Food refinanced the Increasing Rate Notes with $200.0 million aggregate principal amount of its Senior Notes due 2004 (the "Senior Notes"). The net proceeds of the offering were approximately $193.5 million. Shoppers Food used approximately $143.5 million of the net proceeds to repay its Increasing Rate Notes due 2000 (including accrued and unpaid interest through the estimated date of redemption). The remaining net proceeds are available to Dart if and when Dart consummates a settlement with Herbert H. Haft and/or Robert M., Gloria G. and Linda G. Haft or, if not used for such settlement on or prior to June 30, 1998, would be used to redeem $50.0 million aggregate principal amount of the Senior Notes at 101% of the principal amount thereof.

Total Beverage is considering locations for new stores. Total Beverage opened one new store in August 1997 in the Chicago, Illinois metropolitan area and may open another store in fiscal 1998.

Funding of Possible Settlements

Dart and its principal subsidiaries have entered into an agreement to settle certain litigation and enter other related transactions with Robert M. Haft, Gloria G. Haft, Linda G. Haft and certain related parties. In addition, settlement discussions are continuing with each of Herbert H. Haft and Ronald
S. Haft. The aggregate payments estimated to be paid by Dart and its subsidiaries inconnection with these possible settlements, if all of them occur, would be approximately $92 million (including a loan of $10 million), part of which would be deferred. It is anticipated that Dart would pay substantially all of this amount, though a portion (yet to be determined) could be allocated to Trak Auto and Crown Books. Allocation of any actual settlement obligations among the companies would be in proportion to reflect relative benefits each company receives, as determined by their boards of directors after consultation with outside advisors.

Cash requirements associated with the RGL Settlement and the related plans of reorganization are approximately $52 million. At the closing of the RGL Settlement, if it occurs, Dart will receive from Shoppers Food $50 million of proceeds from the sale of the Senior Notes that has been held in escrow pending such a settlement. Dart presently has not determined a financing plan for the possible settlement under discussion with Herbert H. Haft, which possible settlement would involve total payments of approximately $40 million (including a loan of $10 million). Trak Auto and Crown Books anticipate that they would pay their portion of the settlement obligations from borrowings under their respective credit facilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


It has been suggested that Dart sell one or all of its subsidiaries and possibly liquidate. Dart has no plans to liquidate and, although Dart has considered selling all or part of its equity interest in Shoppers Food, Dart presently has no intention of doing so. However, Dart may be open to the possibility of other strategic opportunities. Dart and Crown have had preliminary discussions with certain third parties concerning the possible sale of Dart's interest in Crown Books or the sale of all of Crown Books. There can be no assurance that any such discussions will continue or will result in any agreement for any such sale or as to the terms or timing of any such sale, if one occurs

Results of Operations

Trak Auto

During the 26 weeks ended August 2, 1997, Trak Auto opened five new Super Trak and two new Super Trak Warehouse stores and closed or converted four classic Trak stores and converted one Super Trak Warehouse to a Super Trak. At August 2, 1997, Trak Auto had 289 stores, including 128 Super Trak stores and 45 Super Trak Warehouse stores.

Sales of $172,128,000 during the 26 weeks ended August 2, 1997 decreased by $5,316,000 or 3.0% compared to sales for the 26 weeks ended August 3, 1996 while sales of $90,523,000 during the 13 weeks ended August 2, 1997 increased $95,000 or 0.1% compared to sales for the same period one year ago. The sales decrease during the 26 weeks ended August 3, 1996 was primarily due to the mild winter conditions in the Midwest and East coast markets as well as the weak performance of the stores in the highly competitive Los Angeles market, during the first quarter. Comparable sales (stores open more than one year) decreased 8.2% and 6.4% for the 26 and 13 weeks ended August 2, 1997. Sales for comparable Super Trak and Super Trak Warehouse stores decreased 8.3% and 7.0% for the 26 and 13 weeks ended August 2, 1997, respectively. Sales for comparable classic Trak stores decreased 8.1% and 5.3% for the 26 and 13 weeks ended August 2, 1997, respectively. Sales for Super Trak and Super Trak Warehouse stores represented 68.7% and 71.5% of total sales during the 26 and 13 weeks ended August 2, 1997 compared to 63.7% and 64.5% for the 26 and 13 weeks ended August 3, 1996, respectively.

Interest and other income decreased by $378,000 and $121,000 for the 26 and 13 weeks ended August 2, 1997, respectively, when compared to the prior year, largely due to reduced income from subleased store locations and reduced recoveries from audits of prior years vendor allowances.

Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 76.8% and 77.2% for the 26 and 13 weeks ended August 2, 1997 compared to 75.3% and 75.8% for the same periods in the prior year. The increases were primarily due to increased occupancy and distribution costs.

Selling and administrative expenses were 21.9% and 22.3% as a percentage of sales for the 26 and 13 weeks ended August 2, 1997 compared to 20.4% for both the 26 and 13 weeks ended August 3, 1996. The increases for the 26 and 13 weeks were due primarily to increased advertising costs (largely due to Trak Auto's entry into the Milwaukee market) and increased payroll costs, as a percentage

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

of sales, due to the decrease in sales during the first quarter.

Depreciation and amortization expenses increased $106,000 for the 26 weeks ended August 2, 1997 compared to the same period one year ago. The increase was due to increased fixed assets for new stores particularly in the Milwaukee market.

Interest expense of approximately $1,864,000 during the 26 weeks ended August 2, 1997 was for interest under capital lease obligations.

The Company recorded an income tax benefit of $1.3 million during the 26 weeks ended August 2, 1997. The tax benefit is the result of Trak Auto's $2,973,000 net operating loss.

Crown Books

During the 26 weeks ended August 2, 1997, the Company opened eight Super Crown Books stores and closed six Classic Crown Books stores and two Super Crown Books store. At August 2, 1997, the Company had 168 stores, including 115 Super Crown Books stores.

Sales of $133,561,000 for the 26 weeks ended August 2, 1997 increased by $4,536,000 or 3.5% compared to the 26 weeks ended August 3, 1996 while sales of $67,018,000 for the 13 weeks ended August 2, 1997 increased by $485,000 or 0.7% compared to the 13 weeks ended August 3, 1996. Comparable sales (sales for stores open for 13 months) decreased 5.6% and 8.1% during the 26 and 13 weeks, respectively. Sales for all Super Crown Books stores represented 82.3% and 82.6% of total sales for the 26 and 13 weeks ended August 2, 1997, respectively, compared to 74.7% and 75.9% for the 26 and 13 weeks ended August 3, 1996, respectively. Sales for all Super Crown Books stores of $109,974,000 and $55,339,000 for the 26 and 13 weeks ended August 2, 1997 increased 14.1% and 9.6% over the prior year and sales for comparable Super Crown Books stores decreased 6.1% and 8.6%. Comparable sales for the new superstore prototype decreased 5.8% and 8.2% for the 26 and 13 weeks ended August 2, 1997. The Company's superstores consist of the original superstores of 6,000 to 10,000 square feet and the new superstore prototype targeted to occupy 15,000 square feet.

Interest and other income decreased by $661,000 and $344,000 during the 26 and 13 weeks ended August 2, 1997 when compared to the same periods one year ago. The decreases were primarily due to reduced interest income as a result of the decrease in funds available for short-term investments.

Cost of sales, store occupancy and warehousing as a percentage of sales were 83.5% and 84.6% for the 26 and 13 weeks ended August 2, 1997 compared to 82.0% and 82.1% for the same periods one year ago. The increases were due to increased store occupancy costs.

Selling and administrative expenses as a percentage of sales were 21.6% and 22.0% for the 26 and 13 weeks ended August 2, 1997 compared to 20.2% and 19.8% for the same periods one year ago. The increases were due primarily to increased payroll costs and consulting fees for new management information systems.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Depreciation and amortization expense increased $479,000 for the 26 weeks ended August 2, 1997 compared to the same period one year ago primarily due to the increase in fixed assets for new superstores and to the amortization of computer software.

Interest expense was $699,000 during the 26 weeks ended August 2, 1997 compared to $691,000 during the 26 weeks ended August 3, 1996. Interest expense during the 26 weeks ended August 2, 1997 was primarily due to interest on borrowings under the credit facility while interest expense during the 26 weeks ended August 3, 1996 was primarily due to interest on the Robert M. Haft judgement paid in August 1996.

Shoppers Food

The Company opened one new store in July 1997 for a store count of 35 at August 2, 1997. Subsequent to August 2, 1997, the Company opened its 36th store.

Sales decreased by $0.2 million, from $419.7 million during the 26 weeks ended August 3, 1996 to $419.5 million during the 26 weeks ended August 2, 1997. Sales decreased by $1.1 million, from $210.6 million during the 13 weeks ended August 3, 1996 to $209.5 million during the 13 weeks ended August 2, 1997. Comparable store sales decreased 0.5% and 1.5% during the 26 weeks and 13 weeks ended August 2, 1997, respectively. The decreases were the result of extremely competitive market conditions which effect the geographical area in which the Company operates including the expansion of other supermarket chains into this market.

Gross profit increased by $3.0 million (3.1%), from $96.2 million during the 26 weeks ended August 3, 1996 to $99.2 million during the 26 weeks ended August 2, 1997 and increased by $0.5 million (1.0%), from $48.2 million during the 13 weeks ended August 3, 1996 to $48.7 million during the 13 weeks ended August 2, 1997. Gross profit, as a percentage of sales, increased to 23.6% and 23.3% during the 26 weeks and 13 weeks ended August 2, 1997, respectively from 22.9% for both the 26 weeks and 13 weeks ended August 3, 1996. The increases were primarily due to a more proactive pricing strategy on selected items, to a reduction in the number of items which are offered at special discounts on a weekly basis in stores, and to a higher allowance income achieved through increased vendor participation.

Selling and administrative expenses increased by $2.3 million (3.1%), from $74.4 million during the 26 weeks ended August 3, 1996 to $76.7 million during the 26 weeks ended August 2, 1997 and increased by $1.1 million (3.0%), from $38.0 million during the 13 weeks ended August 3, 1996 to $39.1 million during the 13 weeks ended August 2, 1997. Selling and administrative expenses, as a percentage of sales, increased from 17.7% and 18.0% during the 26 weeks and 13 weeks ended August 3, 1996 to 18.3% and 18.7% during the 26 weeks and 13 weeks ended August 2, 1997. The increases were primarily attributable to increased payroll costs associated with negotiated union rates and store remodeling, to

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

expenses associated with a new store opened in July 1997 and a new store opened in August 1997.

Depreciation and amortization increased $1.2 million from $4.8 million during the 26 weeks ended August 3, 1996 to $6.0 million during the 26 weeks ended August 2, 1997 and increased $1.0 million from $2.5 million during the 13 weeks ended August 3, 1996 to $3.5 million during the 13 weeks ended August 2, 1997. The increases were primarily due to additional depreciation and amortization associated with goodwill, lease rights and refinancing costs, as well as with fixed assets purchased for the new store opened in July 1997.

Operating income was $16.5 million and $6.1 million for the 26 weeks and 13 weeks ended August 2, 1997 compared to $17.0 million and $7.8 million during the same periods in the prior year. The decreases were primarily as a result of higher selling and administrative expenses and higher depreciation and amortization expense, partially offset by higher gross profit.

Interest income decreased $1.3 million and $0.3 million during the 26 weeks and 13 weeks ended August 2, 1997 compared to the 26 weeks and 13 weeks ended August 3, 1996 due to a reduction of funds available for short-term investing as a result of the repayment of the bridge financing associated with Acquisition.

Interest expense increased $8.3 million from $1.1 million during the 26 weeks ended August 3, 1996 to $9.4 million during the 26 weeks ended August 2, 1997 as a result of interest paid on the Increasing Rate Notes and interest accrued on the Senior Notes.

The effective income tax rate for the 26 weeks ended August 2, 1997 was 43.7% compared to 34.6% for the 26 weeks ended August 3, 1996. The increase was primarily attributable to nondeductible amortization of acquisition related goodwill.

On June 26, 1997 the Company sold $200 million aggregate principal amount of its 9.75% senior notes due 2004. Net proceeds were used on July 25, 1997 to repay $143.3 million (including approximately $3.3 million of accrued and unpaid interest) of the existing Increasing Rate Notes and to pay $50.0 million into an escrow account to be used by Dart if and when it consummates a settlement with certain of its shareholders. As a result of this transaction, $5.3 million, representing an unamortized portion of the financing costs incurred to secure initial senior indebtedness, were expensed as an extraordinary item, net of taxes of approximately $1.9 million.

Net income decreased by $10.1 million, from $12.4 million during the 26 weeks ended August 3, 1996 to $2.3 million during the 26 weeks ended August 2, 1997 and by $6.8 million, from $5.9 million during the 13 weeks ended August 3, 1996 to a net loss of $0.9 million during the 13 weeks ended August 2, 1997. These decreases were primarily attributable to increased interest expense associated with the Company's indebtedness and the extraordinary item discussed above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Beverage

Sales decreased $349,000 from $13,857,00 during the 26 weeks ended August 3, 1996 to $13,508,000 during the 26 weeks ended August 2, 1997 due to sales last year ($721,000) at a store closed in April 1996. Sales increased $296,000 from $6,837,000 during the 13 weeks ended August 3, 1996 to $7,133,000 during the 13 weeks ended August 2, 1997. Comparable store sales increased 2.8% and 4.3% during the 26 and 13 weeks ended August 2, 1997, respectively.

Cost of sales and store occupancy as a percentage of sales were 81.5% and 81.2% during the 26 and 13 weeks ended August 2, 1997 compared to 81.7% and 82.0% for the same periods one year ago.

Selling and administrative expenses as a percentage of sales were 21.6% and 20.7% during the 26 and 13 weeks ended August 2, 1997 (excluding a reversal of closed store reserve) compared to 23.5% and 21.4% for the 26 and 13 weeks ended August 3, 1996.

Total Beverage recorded net income of $918,000 and $1,293,000 during the 26 and 13 weeks ended August 2, 1997 compared to net operating losses of $871,000 and $292,000 during the 26 and 13 weeks ended August 3, 1996. The net income for the 26 and 13 weeks ended August 2, 1997 included the reversal of a closed store expense of $1.5 million recorded in fiscal 1996 as a result of a lease termination agreement with the landlord. The net operating loss for the 26 weeks and 13 weeks ended August 3, 1996 included approximately $610,000 and $270,000 paid to outside consultants who had been retained to assist in the development and implementation of a strategic business plan.

Dart Group and Other Corporate

Interest and other income decreased $0.6 million and $0.1 million during the six months and three months ended July 31, 1997, respectively, when compared to the same period in the prior year. The decreases were primarily due to reduced funds available for short-term investments.

Administrative expenses decreased $0.2 million during the six months ended July 31, 1997 primarily due to lower legal expenses as a result of a $17.0 million legal accrual during the last quarter of fiscal 1997 and current year legal billings charged to that accrual.

Interest expense decreased by $1.0 million and 0.5 million during the six months and three months ended July 31, 1997, respectively, when compared to the same period in the prior year. The decreases were primarily due to interest accrued for the Robert M. Haft judgement last year.

Trak Auto and Crown Books file separate income tax returns. Total Beverage and Shoppers Food are included in Dart's income tax returns.

Dart's cumulative total net tax operating loss carryforward is $60,252,000. All net operating loss carryforwards will expire by fiscal 2012. In addition, Dart has an Alternative Minimum Tax credit carryforward of approximately $1,010,000. Dart has a deferred tax valuation allowance of $45,358,000 as of July 31, 1997.

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

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 Reporting Comprehensive Income. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comphrehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company will adopt SFAS No. 130 in the first quarter of fiscal 1999 and will provide the necessary disclosures.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 Disclosure about Segments of an Enterprise and Related Information which requires the Company to report financial and descriptive information about its reportable operating segments. The Company will adopt SFAS No. 131 at its fiscal year-end January 31, 1999 and will provide the necessary disclosure.

                                    PART II

Item 1.  Legal Proceedings

Material legal proceedings pending against Dart or its subsidiaries are described in Dart's Annual Report on Form 10-K for the year ended January 31, 1997 and, with respect to material developments in such earlier reported legal proceedings, see below.

Dart has entered into a settlement agreement with Robert, Gloria and Linda Haft. See Note 9 to Dart's Consolidated Financial Statements contained herein. This settlement, if consummated, would result in the termination of the pending claim by Robert, Gloria and Linda Haft to control Dart and the settlement of all litigation between them and Dart and its subsidiaries.

Item 6.  Exhibits and Reports on Form 8-K

                 (a)      Exhibits

                          Number  Document
                          10.1 Settlement Agreement, dated as of August 18, 1997, by and among Dart Group Corporation, Crown Books Corporation, Trak Auto Corporation, Dart/SFW Corp., SFW Holding Corp. and Shoppers Food Warehouse Corp. and Robert M. Haft, Gloria G. Haft and Linda G. Haft (incorporated by reference to Exhibit
                                  99.2 to Dart's Form 8-K filed on August 19,
                                  1997).

                          10.2 Employment Agreement between William White and Shoppers Food Warehouse Corp. dated August 18, 1997.

                          27      Financial Data Schedule

                 (b)      Reports on Form 8-K
                          During the quarter ended July 31, 1997, Dart filed two Current Reports on Form 8-K.

                          1. Dart filed a Current Report on Form 8-K on May 12, 1997 reporting under Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits) a two-week extension of the conditional settlement agreement in principle reached April 21, 1997 with Herbert H. Haft.

                          2. Dart filed a Current Report on Form 8-K on June 27, 1997 reporting under Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits) that Shoppers Food had agreed to sell $200.0 million of its 9 3/4% Senior Notes due 2004.

                          Subsequent to July 31, 1997, Dart filed a Current Report on Form 8-K.

                          1. Dart filed a Current Report on Form 8-K on August 19, 1997 reporting under Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits) a settlement agreement with Robert, Gloria and Linda Haft.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           DART GROUP CORPORATION




Date:  September 15, 1997             By:  Ronald T. Rice
       ------------------                  ----------------------------
                                           RONALD T. RICE
                                           Assistant Vice President



Date:  September 15, 1997                  Mark A. Flint
       ------------------                  ----------------------------
                                           MARK A. FLINT
                                           Senior Vice President and
                                             Chief Financial Officer