Form 10-Q
period 1997-10-31
DART GROUP CORP
filed 1997-12-15
CIK 26938

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 31, 1997
                                                        ----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO
                                                        ----------
    ---------------

Commission file number 0-1946
                       ------

                             DART GROUP CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                         53-0242973
       -------------------------------           ----------------
       (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)         Identification No.)

                 3300 75th Avenue, Landover, Maryland,   20785
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

At December 15, 1997, the registrant had 1,695,977 shares outstanding of Class A Common Stock, $1.00 par value per share, and 327,270 shares outstanding of Class B Common Stock, $1.00 par value per share. The Class B Stock is the only voting stock and is not publicly traded.

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

                    DART GROUP CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)
                                  (Unaudited)

                                       Three Months           Nine Months
                                    Ended October 31,     Ended October 31,
                                  --------------------  --------------------
                                     1997       1996       1997       1996
                                  ---------- ---------  ---------- ---------
Sales                              $373,086   $157,945  $1,111,807  $478,271
Other interest and other income       5,542        918       8,458     3,659
                                   --------   --------  ----------  --------
                                    378,628    158,863   1,120,265   481,930
                                   --------   --------  ----------  --------
Expenses:
  Cost of sales, store occupancy
    and warehousing                 296,823    125,345     871,870   375,956
  Selling and administrative         85,734     36,494     235,308   105,802
  Provision for loss on sale of
    Trak Auto California operations  10,493       -         10,493      -
  Depreciation and amortization       5,974      3,386      19,602    10,316
  Interest                            8,100      1,257      20,937     5,593
  Closed store reserve                 -        (1,052)     (1,500)   (1,052)
  Restructuring reversal               -        (3,865)       -       (3,865)
                                   --------   --------  ----------  --------
                                    407,124    161,565   1,156,710   492,750
                                   --------   --------  ----------  --------

Loss before income taxes, equity
  in affiliate, minority interests,
  extraordinary item and cumulative
  effect of accounting change       (28,496)    (2,702)    (36,445)  (10,820)
Income taxes (benefit)              (19,805)       252     (24,860)     (965)
Valuation allowance for deferred
  tax assets                         28,881       -         31,183      -
                                   --------   --------  ----------  --------
Loss before equity in affiliate,
  minority interests,
  extraordinary item and cumulative
  effect of accounting change       (37,572)    (2,954)    (42,768)   (9,855)
Equity in affiliate                     -        1,894        -        7,018
Minority interests in (income)
  loss of consolidated
  subsidiaries                       14,351       (104)     18,152       908
                                   --------   --------  ----------  --------
Loss before
  extraordinary item and cumulative
  effect of accounting change       (23,221)    (1,164)    (24,616)   (1,929)
Extraordinary item:
  Loss on early extinguishment
  of debt, net of income taxes
  of $2,150                            -          -         (3,126)     -
Cumulative effect of Shoppers
  Food accounting change, net
  of income taxes of $1,344                       -          1,729      -
                                   --------   --------  ----------  --------
Net loss                           $(23,221)  $ (1,164)   $(26,013) $ (1,929)
                                   ========   ========  ==========  ========


                            (continued on next page)

                    DART GROUP CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                 (dollars in thousands, except per share data)
                                  (Unaudited)


                                       Three Months           Nine Months
                                    Ended October 31,     Ended October 31,
                                  --------------------- ---------------------
                                     1997       1996       1997       1996
                                  ---------- ---------- ---------- ----------
Loss per share:
  Loss before extraordinary item   $ (11.47)  $   (.66)  $ (11.91)  $  (1.33)
  Extraordinary item:
    Loss on early extinguishment
      of debt, net                      -          -        (1.51)       -
  Cumulative effect of Shoppers
    Food accounting change, net         -          -          .84
                                   --------   --------   --------   --------
  Net loss per share               $ (11.47)  $   (.66)  $ (12.58)  $  (1.33)
                                   ========   ========   ========   ========

Weighted average shares
  outstanding                         2,024      2,086      2,067      2,075
                                   ========   ========   ========   ========

Dividends per share of Class
  A Common Stock                   $   .033   $   .033   $   .099   $   .099
                                   ========   ========   ========   ========



The accompanying notes are an integral part of these statements.

                    DART GROUP CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                   (Unaudited)   (Audited)
                                                    October 31,   January 31,
ASSETS                                                  1997        1997
                                                     ----------  ----------
Current Assets:
  Cash                                                $ 16,134    $ 12,382
    Short-term instruments                              31,656      27,276
  Marketable debt securities                            32,163       5,714
  Accounts receivable                                   18,752      14,699
  Income taxes refundable                                 -          3,802
  Merchandise inventories                              264,132     218,619
  Deferred income tax benefit                           11,560       7,324
  Other current assets                                   9,315       6,445
                                                      --------    --------
    Total Current Assets                               383,712     296,261
                                                      --------    --------

Property and Equipment, at cost:
  Furniture, fixtures and equipment                    177,507     104,541
  Leasehold improvements                                34,077      29,873
  Land and buildings                                     5,434       1,034
  Property under capital leases                         31,859      24,472
                                                      --------    --------
                                                       248,877     159,920
Accumulated depreciation and amortization              125,952      80,849
                                                      --------    --------
                                                       122,925      79,071
                                                      --------    --------

Share of equity in Shoppers Food
  Warehouse Corp.                                         -         52,802
                                                      --------    --------
Goodwill, net of accumulated amortization
  of $3,343 and $382                                   147,769       1,890
                                                      --------    --------
Deferred income tax benefit                              9,443      14,375
                                                      --------    --------
Other assets                                            22,982       5,773
                                                      --------    --------
Total Assets                                          $686,831    $450,172
                                                      ========    ========


The accompanying notes are an integral part of these balance sheets.

                    DART GROUP CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                     (Unaudited)   (Audited)
                                                      October 31, January 31,
LIABILITIES                                              1997       1997
                                                     ------------ -----------
Current Liabilities:
  Current portion of mortgages payable                 $     99   $  1,106
  Accounts payable, trade                               149,716    102,942
  Income taxes payable                                    2,150      3,322
  Accrued interest                                        6,933       -
  Accrued salaries and employee benefits                 27,370     18,766
  Accrued taxes other than income taxes                  14,472      9,738
  Current portion of reserve for closed
    facilities and restructuring                          6,101      5,701
  Other accrued liabilities                              62,999     64,215
  Current portion of obligations under capital leases       209        209
                                                       --------   --------
    Total Current Liabilities                           270,049    205,999
                                                       --------   --------

Mortgages payable                                           280        353
                                                       --------   --------
Crown Books' credit facility                             17,167        -
                                                       --------   --------
Obligations under capital leases                         42,181     30,373
                                                       --------   --------
Reserve for closed facilities and restructuring          23,645     27,341
                                                       --------   --------
Deferred income taxes                                     9,337        -
                                                       --------   --------
Shoppers Food Senior Notes due 2004                     200,000        -
                                                       --------   --------
Other Liabilities                                         2,681        -
                                                       --------   --------

Commitments and Contingencies

Minority interests                                       49,604     67,750
                                                       --------   --------

Stockholders' Equity
  Class A common stock, non-voting, par value $1.00
    per share; 3,000,000 shares authorized; 1,975,255
    and 1,962,403 shares issued, respectively             1,975      1,962
  Class B common stock, voting par value $1.00 per
    share; 500,000 shares authorized and issued             500        500
  Paid-in capital                                        79,887     78,841
  Notes receivable-shareholder                          (65,130)   (65,130)
  Unrealized gains (losses) on short-term investments        95        (22)
  Retained earnings                                      78,053    104,242
  Treasury Stock, 279,584 shares of Class
    A common stock, at cost                              (8,508)    (1,749)
  Treasury Stock, 277,706 shares of Class
    B common stock, at cost                             (14,985)      (288)
                                                       --------   --------
    Total Stockholders' Equity                           71,887    118,356
                                                       --------   --------
Total Liabilities and Stockholders' Equity             $686,831   $450,172
                                                       ========   ========


The accompanying notes are an integral part of these balance sheets.

                    DART GROUP CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (Unaudited)

                                                            Nine Months
                                                          Ended October 31,
                                                      ----------------------
                                                         1997        1996
                                                      ----------  ----------
Cash Flows from Operating Activities:
  Net income (loss)                                   $ (26,013)  $  (1,929)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
    Depreciation and amortization                        19,602      10,316
    Loss on early extinguishment of debt                  5,276         -
    Amortization of deferred financing costs              1,201         -
    Valuation allowance for deferred tax assets          16,997         -
    Provision for loss on sale of Trak Auto
      California operations                              10,493         -
    Cumulative effect accounting change                  (1,729)        -
    Reverse litigation reserve                           (7,000)        -
    Provision (reversal) for closed facilities
      and restructuring                                    (589)     (3,946)
    Loss on disposal of fixed assets                        935         -
    Interest in excess of capital lease payment             570         -
    Equity in affiliate                                     -        (7,018)
    Changes in assets and liabilities net of effects of
      consolidation of Shoppers Food Warehouse Corp.:
      Accounts receivable                                 5,191      (3,510)
      Income taxes refundable or prepaid                  5,858      (8,250)
      Merchandise inventories                           (15,330)    (43,642)
      Other current assets                               (2,870)     (4,480)
      Deferred income tax benefits                      (10,915)      4,614
      Other assets                                          793        (958)
      Accounts payable, trade                             4,944      36,803
      Income taxes payable                               (3,351)      2,041
      Accrued salaries and employee benefits              3,718       2,612
      Accrued taxes other than income taxes               1,831         668
      Accrued interest                                    6,606        -
      Other current liabilities                         (15,498)     (1,689)
      Payment to Robert M. Haft                             -       (35,726)
      Other liabilities                                     233         -
      Reserve for closed facilities                      (2,192)     (5,356)
      Minority interests                                (18,152)     (2,865)
                                                      ---------   ---------
        Net cash used for operating activities        $ (19,391)  $ (62,315)
                                                      ---------   ---------

Cash Flows from Securities and Capital
  Investment Activities:
  Capital expenditures                                $ (20,223)  $ (12,710)
  Acquisition of partnership interest in real
    estate                                               (4,400)       -
  Proceeds from sale of Cabot-Morgan Real Estate
    joint venture                                           -         2,000
  Distribution from Shoppers Food Warehouse                 -         5,000
  Cash and cash equivalents of Shoppers Food
    Warehouse Corp. at February 1, 1997                  13,739         -

                            (Continued on next Page)

                    DART GROUP CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (dollars in thousands)
                                  (Unaudited)

                                                            Nine Months
                                                          Ended October 31,
                                                      ----------------------
                                                         1997        1996
                                                      ----------  ----------
Cash Flows from Securities and Capital Investments
  Activities (Continued):
  Acquisition of 50% equity in Shoppers Food
   Warehouse Corp.                                    $(210,000)  $    -
  Purchases of United States Treasury Bills              (5,960)    (40,152)
  Disposition of United States Treasury Bills               987      16,734
  Maturities of United States Treasury Bills                973      27,098
  Purchases of marketable debt securities               (33,871)       -
  Disposition of marketable debt securities              90,558       3,612
  Maturities of marketable debt securities               16,425       6,494
                                                      ---------   ---------
      Net cash provided by(used for) securities
        and capital investment activities             $(151,772)  $   8,076
                                                      ---------   ---------

Cash Flows from Financing Activities:
  Cash dividends                                      $    (176)  $    (175)
  Proceeds from Note Receivable - Ronald S. Haft           -         11,621
  Net borrowing under Crown Books' credit facility       17,167       9,368
  Payments for deferred financing and
    acquisition costs                                   (16,643)        -
  Proceeds from Increasing Rate Notes Due 2000          140,000         -
  Redemption of Increasing Rate Notes Due 2000         (140,000)        -
  Proceeds from issuance of Senior
    Notes dues 2004                                     200,000         -
  Funds restricted for settlements                      (50,218)        -
  Release of Restricted Proceeds                         50,000         -
  Purchase of treasury stock                            (21,456)        -
  Proceeds from stock options exercised                   1,059         956
  Principal payments under mortgage
    obligations                                            (281)       (225)
  Principal payments under capital
    lease obligations                                      (157)        (75)
                                                      ---------   ---------
      Net cash provided by financing activities       $ 179,295   $  21,470
                                                      ---------   ---------


Net increase (decrease) in Cash and Equivalents       $   8,132   $ (32,769)
Cash and Equivalents at Beginning of Period              39,658      64,784
                                                      ---------   ---------
Cash and Equivalents at End of Period                 $  47,790   $  32,015
                                                      =========   =========


Supplemental Disclosures of Cash Flow Information:

Cash paid (refunded)during the three months for:
  Interest                                            $   8,649   $   3,282
  Income taxes                                             (309)        673

The accompanying notes are an integral part of these statements.

                    DART GROUP CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           October 31, 1997 and 1996
                                  (Unaudited)


NOTE 1 - GENERAL

The accompanying consolidated financial statements reflect the accounts of Dart Group Corporation ("Dart") and its direct and indirect wholly-owned and majority-owned subsidiaries including Trak Auto Corporation ("Trak Auto"), Crown Books Corporation ("Crown Books"), Total Beverage Corporation ("Total Beverage") and Shoppers Food Warehouse Corp. ("Shoppers Food"). The accounts of Shoppers Food are consolidated with Dart's financial statements as of February 6, 1997, as a result of Dart's acquisition of the 50% equity interest that it did not previously own. Dart, Trak Auto, Crown Books, Total Beverage and Shoppers Food and Dart's other direct and indirect wholly-owned and majority-owned subsidiaries are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The unaudited statements as of October 31, 1997 and 1996 reflect, in the opinion of management, all adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position as of October 31, 1997 and 1996 and the results of operations and cash flows for the periods indicated.

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

The results of operations for the three months ended October 31, 1997 are not necessarily indicative of the results to be achieved for the full fiscal year.

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

NOTE 3 - SHORT-TERM INSTRUMENTS AND MARKETABLE DEBT SECURITIES

At October 31, 1997, the Company's short-term instruments include United States Treasury Bills, with a maturity of three months or less, and money market funds. Marketable debt securities include United States Treasury Bills, with a maturity greater than three months, United States Treasury Notes, corporate notes and United States Agency Securities Acceptances.

Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each

                   DART GROUP CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          October 31, 1997 and 1996
                                 (Unaudited)


balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Securities available-for-sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At October 31, 1997, the market value of short-term instruments and marketable debt securities was $95,000 greater than cost (adjusted for income taxes).

The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on the specific identification method.

Included in short-term instruments and marketable debt securities were $42,298,000 and $21,094,000 held by majority-owned and wholly-owned subsidiaries at October 31, 1997 and January 31, 1997, respectively. Shoppers Food short- term instruments and marketable debt securities are included for October 31, 1997 but not January 31, 1997.

NOTE 4 - INTERIM INVENTORY ESTIMATES

Trak Auto and Shoppers Food inventories are priced at the lower of last-in, first-out ("LIFO") cost or market. At October 31, 1997, Trak Auto and Shoppers Food inventories determined on a lower of first-in, first-out ("FIFO") cost or market basis would have been greater by $12,048,000 and at January 31, 1997, Trak Auto inventory on a FIFO basis would have been greater by $6,733,000. Crown Books' and Total Beverage's inventories are priced at the lower of FIFO cost or market.

Trak Auto, Shoppers Food and Total Beverage take a physical count of their store and warehouse inventories semi-annually. Crown Books takes a physical count of its inventories annually. Shoppers Food takes physical inventories of its perishable departments monthly at every store. The Company uses a gross profit method combined with available perpetual inventory information to determine Trak Auto's, Crown Books', and Total Beverage's inventories for quarters when complete physical counts are not taken. There were no physical inventories taken by Trak Auto, Crown Books and Total Beverage for the quarter ended October 31, 1997 however, Shoppers Food took physical inventories at 12 stores during the quarter ended October 31, 1997.

NOTE 5 - INCOME TAXES

During the three months ended October 31, 1997, Crown Books concluded that it was more likely than not that it would not realize deferred income tax benefits of approximately $17.0 million as a result of ongoing net operating losses. Accordingly, Crown Books increased its valuation allowance for deferred tax assets from $2.5 million to $19.5 million. Crown Books will continue to evaluate the need for the valuation allowance for deferred tax assets.

                     DART GROUP CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                            October 31, 1997 and 1996
                                   (Unaudited)

Dart continues to maintain a full valuation allowance of approximately $47.7 million at October 31, 1997. Dart's deferred tax assets primarily relate to cumulative net operating losses. Dart will continue to evaluate the need for the valuation allowance.

NOTE 6 - CREDIT AGREEMENTS

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

As of November 1, 1997, there had been no borrowings under these credit agreements.

Crown Books

On September 12, 1996, Crown Books entered into a revolving credit facility with a finance company to borrow up to $50 million. While Crown Books' tangible net worth is less than $70.0 million, Crown Books is limited to borrowing a maximum of $25.0 million under the current terms of the revolving credit facility. As of November 1, 1997, Crown Books' tangible net worth was less than $52.0 million. As of November 2, 1996, outstanding borrowings were approximately $9.4

                     DART GROUP CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                            October 31, 1997 and 1996
                                   (Unaudited)

million, which were paid-off as of January 1, 1997. The outstanding balance as of November 1, 1997 was $17.2 million and the maximum borrowings outstanding at any one time during the 39 weeks ended November 1, 1997 were $22.1 million. The average borrowings and weighted average interest rate for the 39 weeks ended November 1, 1997 were $10.8 million and 8.5%.

Crown Books intends to use proceeds from draw-downs under the credit facility for working capital and other corporate purposes. The credit facility has an original term of three years. Borrowings under the credit facility include revolving loans and letters of credit which bear interest at a rate equal to the prime rate (as defined in the credit agreement) and LIBOR loans which bear interest at LIBOR plus 2.25%. Interest on prime rate borrowings is payable monthly. Interest and principal on LIBOR loans is payable between one and six months from the borrowing date. LIBOR loans are subject to a prepayment penalty and may be continued for subsequent one to six month periods. LIBOR loans may be converted to prime rate loans and vice versa. The agreement includes a facility fee of .25% per annum on the unused principal balance, as defined. No single advance may be outstanding for more than 36 months.

Borrowings under the credit facility are secured by Crown Books' inventory, accounts receivable and proceeds from the sale of such assets of Crown Books. The credit facility also contains certain restrictive covenants, including a limitation on the incurrence of additional indebtedness and places a $13.1 million limitation on payments to settle disputes with Haft family members. There are additional covenants related to tangible net worth. Loans under the credit facility are subject to limitations based upon eligible inventory levels, as defined in the agreement. Crown Books may terminate the credit facility upon 60-days prior written notice to the lender and the lender may terminate it as of September 12, 1999 or on any anniversary date thereafter upon 60-days prior written notice to Crown Books. Crown Books had $7.8 million available for borrowing at November 1, 1997.

Crown Books may need to increase its borrowing under its revolving credit facility, though its ability to do so is subject to conditions contained in the loan agreement that Crown Books does not meet. To increase the limit from $25.0 million to $35.0 million, Crown Books is required to maintain a minimum tangible net worth of $73.0 million as of the fiscal year end preceding the election and for each fiscal year end thereafter, and to maintain a minimum tangible net worth of $70.0 million as of the election date and thereafter, in addition to other covenants. To increase the limit from $35.0 million to $50.0 million, Crown Books is required to maintain a minimum tangible net worth of $75.0 million as of the fiscal year end preceding the election and for each fiscal year end thereafter, in addition to other covenants. Crown Books does not anticipate that its tangible net worth will increase to the extent necessary to permit Crown Books to borrow more than $25 million under the credit facility. Crown Books has initiated preliminary discussions with its credit facility lender to request an increase in the credit limit to $50.0 million without the tangible net worth requirement. However, there can be no assurance that such an agreement will occur.

                     DART GROUP CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                            October 31, 1997 and 1996
                                   (Unaudited)


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

The operating results of Shoppers Food from February 1, 1997 to February 6,
1997 were not material. The unaudited pro forma information, for Dart consolidated, presented below reflects the Acquisition as if it had occurred on February 1, 1996. The pro forma results reflect amortization of intangibles and deferred financing costs, interest on the acquisition related debt as well as depreciation adjustments for Shoppers Food new basis of assets as of the Acquisition. These results are not necessarily indicative of future operating results or of what would have occurred had the acquisition been consummated at that time.

                                                        Pro Forma
                                          (in thousands, except per share data)
                                        Twelve Months Ended    Nine Months Ended
                                          January 31, 1997      October 31, 1996
                                         ------------------    ------------------
         Revenue                             $1,526,377            $1,111,170
         Net income (loss)                       (9,233)                3,457
         Net income (loss) per share              (4.45)                 1.67

The Acquisition was recorded using the purchase method of accounting. The purchase price has been allocated to the assets and liabilities of Shoppers Food and the remaining excess purchase price over the net assets acquired of $148,858 million represents goodwill which will be amortized over 40 years. In connection with the Acquisition, Shoppers Food adopted Dart's method of depreciating property and equipment on a straight-line basis. Prior to the Acquisition, Shoppers Food used accelerated depreciation methods. The related cumulative effect of the accounting change has been reflected in the accompanying Consolidated Statements of Operations. If the change were applied retroactively it would not be material to any periods presented.

Refinancing

In June 1997, Shoppers Food refinanced the Increasing Rate Notes with $200.0 million aggregate principal amount 9 3/4% Senior Notes due June 15, 2004 (the "Senior Notes"). The net proceeds from the Senior Notes was $193.5 million

                     DART GROUP CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                            October 31, 1997 and 1996
                                   (Unaudited)

(after fees and expenses of approximately $6.5 million) of which $143.3 million was used to repay the Increasing Rate Notes (including interest) and $50.0 million (the "Restricted Proceeds") was paid to Dart in the form of a $40.0 million dividend and a $10.0 million loan for a Haft family settlement (see
Note 8 for a discussion of the RGL Settlement). Interest on the Senior Notes accrued from the date of issuance and is payable semi-annually in arrears on each June 15 and December 15, commencing December 15, 1997. The Senior Notes have certain covenants including limitations on additional indebtedness, additional dividends and are guaranteed by the capital stock of Shoppers Food. Shoppers Food is currently in compliance with all covenants.

NOTE 8 - SETTLEMENT OF LITIGATION

Settlement with Robert, Gloria and Linda Haft

On September 26, 1997, Dart closed the transactions contemplated in an agreement, dated August 16, 1997, to settle certain litigation and enter into other related transactions (the "RGL Settlement") with Robert M. Haft, Gloria
G. Haft, Linda G. Haft and certain related parties (collectively, "RGL").

Under the RGL Settlement, Dart purchased from RGL 104,976 shares of Dart Class B Common Stock for $14.7 million and 77,244 shares of Dart Class A Common Stock for $6.8 million. In addition, Dart paid to RGL $9.3 million to terminate all options for shares of Dart Class A Common Stock that they hold or claim and Dart paid to Robert M. Haft, Linda G. Haft and certain related parties $9.7 million to terminate putative options to purchase shares of Dart/SFW Corp. Pursuant to the RGL Settlement, the Company dismissed all claims it had against each of RGL, in addition the Company paid $250,000 to RGL to terminate any and all rights to purchase shares of the capital stock of Trak Auto and Crown Books.

In addition, Dart acquired all of Robert M. Haft and Linda G. Haft's interest in partnerships owning Dart's headquarters building in Landover, Maryland and a distribution center leased by Trak Auto in Bridgeview, Illinois for $4.4 million. Subsequent to October 31, 1997, Trak Auto funded $1.3 million towards the Bridgeview portion of the payment. It is contemplated that the $1.3 million will ultimately become an equity contribution by Trak Auto in the distribution center.

The closing of RGL Settlement, resulted in the termination of the pending claim by RGL to control of Dart and the settlement of all litigation between them and Dart and its subsidiaries.

Settlement with Herbert Haft and Ronald S. Haft

On October 16, 1997, Dart announced settlements (the "Settlements") with Herbert H. Haft and Ronald S. Haft pursuant to a settlement agreement with Herbert H. Haft (the "HHH Settlement Agreement"), a First Supplemental Settlement Agreement with Ronald S. Haft (the "First Supplemental Agreement") and a Second Supplemental Settlement Agreement with Ronald S. Haft (the "Second Supplemental

                     DART GROUP CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                            October 31, 1997 and 1996
                                   (Unaudited)

Agreement"). The Settlements were subsequently approved by the Delaware Court of Chancery on November 24, 1997.

The transactions contemplated in the HHH Settlement Agreement include: the purchase by Dart from Herbert H. Haft of all his shares of, and options to purchase, Dart Class A Common Stock; that Herbert H. Haft will resign from all of his positions with Dart and its subsidiary corporations; that Herbert H. Haft will relinquish his claim to voting control of Dart and that Herbert H. Haft will terminate his employment contract with Dart. In addition, all outstanding litigation and disputes between Dart and Herbert H. Haft will be resolved. As consideration for the Settlements, Dart will pay Herbert H. Haft approximately $28 million upon closing, including $9.25 million which may be deferred until June 1, 1998 if the closing occurs before then. Dart will also make a $10 million loan to a partnership owned by Herbert H. Haft and Ronald S. Haft, which loan will be personally guaranteed by Ronald S. Haft and will be secured by the partnership's interest in three shopping centers located in suburban Washington, D.C. and by a one-half indirect interest in Shoppers Food's headquarters in Lanham, Maryland. Shoppers Food will loan Dart an additional $25 million for the Settlements as permitted by the covenants under the Senior Notes.

The transactions contemplated in the First Supplemental Agreement include: completion of bankruptcy plans of reorganization for partnerships owning Dart's headquarters in Landover, Maryland and the distribution center leased to Trak Auto in Bridgeview, Illinois; payment by Dart of $7 million to reduce outstanding mortgage loans on these properties, which will thereafter be wholly-owned by Dart and/or its affiliates and Ronald S. Haft will pay $2.2 million to Dart from escrowed funds previously earmarked for Ronald S. Haft.

On November 19, 1997, the transactions contemplated in the First Supplemental Agreement were closed. Trak Auto advanced to a wholly-owned subsidiary of Dart $2.0 million towards the Bridgeview, Illinois portion of the $7.0 million mortgage payments. The $2.0 million together with the $1.3 million (discussed above) may ultimately become an equity interest in that subsidiary.

The closing of the settlement transactions with Herbert H. Haft are expected to occur in early 1998. There can be no assurance that the closing will occur. Under the Second Supplemental Agreement, after the closing of the transactions contemplated in the HHH Settlement Agreement, Dart will be entitled to require that the shares now held in a Voting Trust for the benefit of Ronald S. Haft to be transferred to Dart.

                     DART GROUP CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                            October 31, 1997 and 1996
                                   (Unaudited)


The pro forma Consolidated Balance Sheet presented below reflects the Settlements and related plans of reorganization as if they had occurred on October 31, 1997 (in thousands).

                                                 Unaudited
                                 ----------------------------------------
                                  Historical                   Pro Forma
                                 October 31,     Pro Forma   October 31,
                                     1997       Adjustments       1997
                                 ------------   -----------  ------------
ASSETS
Current Assets:
  Cash and short-term
    instruments                    $ 47,790      $ (44,080) (a) $   3,710
  Marketable debt securities         32,163                        32,163
  Accounts receivable                18,752                        18,752
  Merchandise inventories           264,132                       264,132
  Deferred income tax benefit        11,560                        11,560
  Other current assets                9,315                         9,315
                                  ---------      ---------      ---------
    Total Current Assets            383,712        (44,080)       339,632
                                  ---------      ---------      ---------

Property and Equipment, at cost:
  Furniture, fixtures and
    equipment                       177,507                       177,507
  Leasehold improvements             34,077                        34,077
  Land and buildings                  5,434         12,156  (b)    17,590
  Property under capital
    leases                           31,859        (12,995) (c)    18,864
                                  ---------      ---------      ---------
                                    248,877           (839)       248,038
Accumulated depreciation
  and amortization                  125,952         (5,366) (c)   120,586
                                  ---------      ---------      ---------
                                    122,925          4,527        127,452
                                  ---------      ---------      ---------

Goodwill                            147,769                       147,769
                                  ---------                     ---------
Note receivable-Haft                   -             7,800  (d)     7,800
Deferred income tax benefit           9,443                         9,443
                                  ---------                     ---------
Other assets                         22,982           -            22,982
                                  ---------      ---------      ---------
Total Assets                      $ 686,831      $ (31,753)     $ 655,078
                                  =========      =========      =========

                     DART GROUP CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                            October 31, 1997 and 1996
                                   (Unaudited)

                                             Unaudited
                              ---------------------------------------
                               Historical                  Pro Forma
                              October 31,     Pro Forma   October 31,
                                  1997       Adjustments      1997
                              ------------   -----------  -----------
LIABILITIES
Current Liabilities:
  Current portion of
    mortgages payable           $      99    $   1,040  (e)$    1,139
  Note payable - Haft                 -          9,250  (e)     9,250
  Accounts payable, trade         149,716                     149,716
  Income taxes payable              2,150                       2,150
  Accrued salaries and
    employee benefits              27,370       (3,600) (f)    23,770
  Accrued taxes other than
    income taxes                   14,472                      14,472
  Current portion of reserve
    for closed facilities
    and restructuring               6,101                       6,101
  Other accrued liabilities        69,932       (4,750) (g)    65,182
  Current portion of obligations
    under capital leases              209         (209) (c)      -
                                ---------    ---------      ---------
    Total Current Liabilities     270,049        1,731        271,780
                                ---------    ---------      ---------

Mortgages payable                     280       14,678  (h)    14,958
                                ---------                   ---------
Crown Books' credit facility       17,167                      17,167
                                ---------                   ---------
Obligations under capital
  leases                           42,181      (18,138) (c)    24,043
                                ---------                   ---------
Reserve for closed facilities
  and restructuring                23,645       (8,970) (k)    14,675
                                ---------                   ---------
Deferred income taxes               9,337                       9,337
                                ---------                   ---------
Shoppers Food Senior Notes        200,000                     200,000
                                ---------                   ---------
Other Liabilities                   2,681                       2,681
                                ---------                   ---------

Commitments and Contingencies
Minority interests                 49,604         -            49,604
                                ---------    ---------      ---------

Stockholders' Equity
  Class A common stock              1,975                       1,975
  Class B common stock                500                         500
  Paid-in capital                  79,887                      79,887
  Notes receivable-shareholder    (65,130)                    (65,130)
  Unrealized losses on
    short-term investments             95                          95
  Retained earnings                78,053       (8,154) (i)    69,899
  Treasury Stock, Class A
    common stock                   (8,508)     (12,900) (j)   (21,408)
  Treasury Stock, Class B
    common                        (14,985)        -           (14,985)
                                ---------    ---------      ---------
    Total Stockholders' Equity     71,887      (21,054)        50,833
                                ---------    ---------      ---------
Total Liabilities and
  Stockholders' Equity          $ 686,831    $ (31,753)     $ 655,078
                                =========    =========      =========

                     DART GROUP CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                            October 31, 1997 and 1996
                                   (Unaudited)

Notes to the Pro Forma Balance Sheet (in thousands)

(a)  Reduction in cash as follows:

      Purchase of Dart Class A Shares and Trak
        Auto and Crown Books Shares                           $12,900
      Purchase of Dart Class A options and
        Trak Auto and Crown Books options                       3,912
      Loan to partnership owned by Ronald S.
        Haft and Herbert H. Haft                               10,000
      Payment to terminate Herbert H. Haft
        employment contract                                     7,690
      Cash received from Ronald S. Haft                        (2,200)
      Payments for derivative lawsuits                          3,500
      Payments to real estate mortgage
        holders                                                 7,000
      Fees related to transaction                               1,278
                                                              -------
                      Total                                   $44,080
                                                              =======

(b)  Record purchase of real estate contemplated in October 1995 settlement with Ronald S. Haft and completed with RGL Settlement and the
     Settlements.
(c)  Reverse capital lease assets and lease obligations for purchased real estate.
(d)  Record discounted note receivable
(e)  Record short-term payables:
         Current portion mortgage payable                     $ 8,040
         Payments to mortgagee                                 (7,000)
         Deferred payment to Herbert H. Haft                    9,250
                                                              -------
                                                              $10,290
                                                              =======
(f)  Reverse accrued salary and benefits - Herbert H. Haft.
(g)  Record payment of litigation costs.
(h)  Record mortgage obligations for purchased real estate.
(i)  Net effect to the Statement of Operations.
(j)  Record purchase of Class A Shares.
(k)  Record reversal of closed facility reserve attributable to purchased real estate.

 9 - MINORITY INTEREST

The $49,604,000 of minority interests reflected in the Consolidated Balance Sheet as of October 31, 1997 represents the minority portion of Trak Auto and Crown Books equity owned by the public shareholders of Trak Auto and Crown Books. Income (loss) attributed to the minority shareholders of Trak Auto was $(2,669,000) and $658,000 for the nine months ended October 31, 1997 and 1996, respectively, and $(2,128,000) and $51,000 for the three months ended October 31, 1997 and 1996, respectively. Income (loss) attributed to the minority shareholders of Crown Books was $(15,483,000) and $(1,566,000) for the nine months ended October 31, 1997 and 1996, respectively, and $(12,223,000) and $53,000 for the three months ended October 31, 1997 and 1996, respectively.

                     DART GROUP CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                            October 31, 1997 and 1996
                                   (Unaudited)

NOTE 10 - PROPERTY, EQUIPMENT AND DEPRECIATION

Effective February 1, 1997, the Company changed its accounting policy from expensing purchased computer software costs in the year of acquisition to capitalizing and depreciating these costs over the estimated useful life not to exceed five years. Management has determined that these costs benefit future periods.

During the nine months ended October 31, 1997, the Company recorded amortization of purchased computer software costs of approximately $450,000. The effect of capitalizing purchased computer software was to decrease the Company's loss by approximately $1.3 million ($.63 per share)net of income tax benefits.

NOTE 11 - SUBSEQUENT EVENT

On October 6, 1997, Trak Auto entered into a purchase agreement (the "Purchase Agreement") with CSK Auto, Inc. ("CSK") pursuant to which Trak Auto has agreed to sell to CSK its interest in its California operations (including inventory, store fixtures and the assignment of store leases). Trak Auto and CSK closed the transaction on December 8, 1997 for an aggregate purchase price of approximately $33.6 million. Ninety percent (90%) of the aggregate purchase price, or $30.2 million, was paid to Trak Auto in cash at the closing. The remaining ten percent (10%) will be paid pending finalization of any purchase price adjustments.

Trak Auto expects to realize a pre-tax loss estimated to be $10.5 million on the sale to cover losses associated with the sale of assets and exposure under the remaining lease obligations. Trak Auto has recorded this estimated loss in the accompanying Consolidated Statements of Operations, which is subject to the final purchase price adjustment.

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

During the last three years Crown Books' business strategy has been to pursue growth opportunities by opening new Super Crown Books stores. Realizing these opportunities is dependent upon the successful performance of the superstores and adequate liquidity. Adequate liquidity is dependent upon successfully improving store performance, improving inventory turnover and reducing expenses. In prior years, Super Crown Books stores have generated higher sales at converted locations as well as higher gross margins as a result of a favorable change in product mix. During the last four fiscal quarters, the new prototype superstores have performed below Crown Books' expectations. Crown Books is considering certain revisions to the new superstore prototype that may enhance its performance. After considering the actual results achieved by the superstores, together with liquidity constraints, Crown Books has significantly reduced its expansion plans. Without a significant improvement in the performance of all superstores, Crown Books would not expect operating expenses, as a percentage of sales, to decrease as the new stores mature.

The retail book market is highly competitive. The two largest book chains continue to open additional new stores each year in Crown Books' markets, thereby continuing to increase the overall level of competition. Management believes that the markets in which it operates will remain highly competitive in the foreseeable future and, as a result, Crown Books will be significantly challenged to improve operating results.

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

The automotive aftermarket is a highly competitive market place. As a result, the industry is consolidating with independent operators and small chains either

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


going out of business or being acquired by larger competitors. Additionally, the do-it-yourself customer base is shrinking due to the increased complexity of automobiles, increased incidences of leasing, and the availability of well-maintained leased vehicles entering the used car market. Trak Auto's management believes that the markets in which it operates will remain highly competitive in the foreseeable future and, as a result, that Trak Auto will be challenged to improve operating results in fiscal 1998.

Shoppers Food is the third leading supermarket operator in the greater Washington, D.C. metropolitan area. Shoppers Food operates in a highly competitive marketplace and its ability to remain competitive depends in part on its ability to open new stores and remodel and update existing stores which will require the continued availability of capital resources.

Trak Auto, Crown Books and Total Beverage intend to continue their practice of reviewing the profitability trends and prospects of existing stores. These companies may from time to time close, relocate or sell stores (or groups of stores) that are not satisfying certain performance objectives. Crown Books currently anticipates closing approximately six Classic Crown Books store during the remainder of fiscal 1998.

As a result of this ongoing review, on October 6, 1997, Trak Auto entered into an agreement to sell its California operations. While the California operations represented approximately thirty percent (30%) of annual revenues the operating results have historically been weak and declining because of the highly competitive Los Angeles market. Trak Auto sold all inventory, store fixtures and assigned store leases, but has retained the obligation on the distribution center in Ontario, California. The transaction closed on December 8, 1997. Trak Auto recorded an estimated loss related to this transaction $10.5 million, which is subject to final purchase price adjustments.

Liquidity and Capital Resources

Cash, short-term instruments and U.S. government and other marketable debt securities, are the Company's primary source of liquidity. Cash, including short-term instruments and U.S. government and other marketable debt securities increased by $34.6 million to $80.0 million at October 31, 1997 from $45.4 million at January 31, 1997. This increase was due to the consolidation of Shoppers Food cash and marketable debt securities.

For the quarter ended October 31, 1997, the Company realized a pre-tax yield of approximately 5.3% on United States Treasury Bills and approximately 5.9% on the other marketable debt securities.

Operating activities used $19,391,000 of the Company's funds for the nine months ended October 31, 1997 compared to $62,315,000 during the same period one year ago. The decrease in the use of funds was primarily due to payment to Robert M. Haft last year. The primarily use of funds during the nine months ended October 31, 1997 was payments for merchandise inventory and the RGL Settlement, partially offset by funds provided by Shoppers Food and Trak Auto operations.

Investing activities used $151,772,000 of the Company's funds for the nine months ended October 31, 1997, compared to providing $8,076,000 during the same period last year. The primary use of funds was for the Acquisition of the 50%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


equity interest in Shoppers Food (see Note 7 to the Consolidated Financial Statements). Capital expenditures were $20,223,000 (including Shoppers Food) during the nine months ended October 31, 1997 compared to $12,710,000 (excluding Shoppers Food) during the nine months ended October 31, 1996.

Financing activities provided $179,295,000 to the Company during the nine months ended October 31, 1997 due to the proceeds from the Senior Notes at Shoppers Food and the draws against the revolving line of credit at Crown Books and was partially offset by payments for deferred financing and acquisition costs at Shoppers Food and funds used for the RGL Settlement.

Historically, Dart and each of its subsidiaries generally funded their respective requirements for working capital and capital expenditures with net cash generated from operations and existing cash resources. However, the Company's cash, including marketable debt securities, decreased by approximately $74.2 million during the nine months ended October 31, 1997, $42.0 million in fiscal 1997 and $104.4 million in fiscal 1996. In fiscal 1997, Crown Books and Trak Auto entered into revolving credit facilities and Shoppers Food is negotiating a revolving credit facility.

Dart's working capital needs primarily consist of funding any operating losses of Total Beverage, payroll and legal fees. Dart expects to meet its working capital needs in fiscal 1998 from existing cash, short-term investments and possible dividends from Shoppers Food as permitted by covenants of the Senior Notes.

The primary capital requirements of Crown Books relate to new store openings and investments in management information systems. Crown Books believes that the net cash expenditures incurred in opening a new store generally approximate $800,000, including inventory purchases, net of accounts payable, and the costs of store fixtures and leasehold improvements, net of landlord contributions. As of December 15, 1997, Crown Books has opened 26 stores and relocated one prototype store in fiscal 1998 requiring cash expenditures of approximately $20.8 million. As of December 15, 1997, Crown Books has entered into lease agreements to open four new Super Crown Books stores in fiscal 1999. Crown Books expects to have cash expenditures of approximately $1.2 million related to stores that have been closed or will be closed, in fiscal 1998.

Crown Books anticipates funding its working capital and capital expenditures over the next 12 months with cash generated from significantly improving its inventory turnover, inventory returns from stores being closed, income tax refunds and borrowing under its revolving credit agreement. Crown Books had $7.8 million available for borrowing under its revolving credit facility at November 1, 1997. As of November 1, 1997, Crown Books' tangible net worth was less than $52 million. While Crown Books' tangible net worth is less than $70.0 million, Crown Books is limited to borrowing a maximum of $25.0 million under the current terms of the revolving credit facility. Crown Books does not anticipate that its tangible net worth will meet the requirements to increase its borrowings under the credit facility above the current $25.0 million limit. Crown Books has initiated discussions with its credit facility lender to request an increase in its credit limit to $50.0 million without the tangible net worth requirement. However, there can be no assurance that such an agreement will occur.

As part of its effort to improve its inventory turns and improve liquidity,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Crown Books is undertaking an inventory returns initiative among other steps. Under the inventory returns initiative, Crown Books anticipates returning approximately $25.0 million in inventory after December 1997, in addition to its normal seasonal returns. Crown Books expects to substantially maintain its title selection throughout the process. If Crown Books does not successfully complete the inventory returns initiative described above, and continue to manage its inventory turnover at this higher rate, Crown Books may not have adequate liquidity for working capital and capital expenditures, including new stores.

Trak Auto funds its requirements for working capital and capital expenditures with net cash generated from operations, existing cash resources and, if necessary, borrowings under its credit facility. Trak Auto will also have funds available from the sale of its California operations. Trak Auto's primary capital requirements relate to remodelings and new store openings (including inventory purchases and the costs of store fixtures and leasehold improvements). As of November 1, 1997, Trak Auto had entered into lease agreements to open eight new Super Trak or Super Trak Warehouse stores.

In December 1996, Trak Auto entered into a revolving credit facility with a finance company to borrow up to $25.0 million. The credit facility has an original term of three years. Borrowings are limited to eligible inventory levels and are secured by Trak Auto's inventory, accounts receivable and proceeds from the sale of those assets. The credit facility contains certain restrictive covenants and a maximum leverage ratio covenant. The covenants include a limitation of $25.0 million on amounts paid (including a $20.0 million limitation on amounts guaranteed) to settle disputes with Haft family members. As of November 1, 1997 Trak Auto had not borrowed under the credit facility.

Shoppers Food estimates that it will make capital expenditures of approximately $10.9 million in the 52 weeks ended January 31, 1998. Such expenditures relate to three new store openings as well as routine expenditures for equipment and maintenance. Management expects that these capital expenditures will be financed primarily through cash flow from operations and a new revolving credit facility. Capital expenditures related to two stores scheduled to open in the next two fiscal years are estimated to be approximately $7.0 million.

In February 1997, $137.2 million of the net proceeds from the sale of the Increasing Rate Notes and $72.8 million of Shoppers Food cash, cash equivalents and short-term investments were used to fund the Acquisition. In addition, Shoppers Food paid approximately $6.9 million in fees and expenses incurred by Dart in connection with the Acquisition.

In June 1997, Shoppers Food refinanced the Increasing Rate Notes with $200.0 million aggregate principal amount of its Senior Notes due 2004 (the "Senior Notes"). The net proceeds of the offering were approximately $193.5 million. Shoppers Food used approximately $143.5 million of the net proceeds to repay its Increasing Rate Notes due 2000 (including accrued and unpaid interest through the estimated date of redemption). The remaining net proceeds were paid to Dart for a settlement with Robert M., Gloria G. and Linda G. Haft on September 26, 1997 in the form of a $40.0 million dividend and a $10 million loan.

Shoppers Food's interest expense consists primarily of interest on the Senior Notes and capital lease obligations. Interest expense increased $14.5 million from $1.4 million during the 39 weeks ended November 1, 1996 to $15.9 million

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


during the 39 weeks ended November 1, 1997 due to the interest paid on the Increasing Rate Notes, which were issued on February 6, 1997 and redeemed on June 25, 1997 and interest accrued on the Senior Notes.

Shoppers Food believes that cash flows from its operations and borrowings under a new revolving credit facility that it is seeking will be adequate to meet its anticipated requirements for working capital, debt service, capital expenditures over the next few years, and a loan of $25 million to Dart for the Haft Settlements. However, there can be no assurances that Shoppers Food will generate sufficient cash flow from operations or that it will be able to borrow under a new revolving credit facility.

Funding of Possible Settlements

Dart and its principal subsidiaries have entered into an agreement to settle certain litigation and enter other related transactions with Herbert H. Haft and Ronald S. Haft. As consideration for the Settlements, Dart will pay Herbert H. Haft approximately $28 million upon closing, including $9.25 million which may be deferred until June 1, 1998 if the closing occurs before then. Dart will also make a $10 million loan to a partnership owned by Herbert H. Haft and Ronald S. Haft, which loan will be personally guaranteed by Ronald S. Haft and will be secured by the partnership's interest in three shopping centers located in suburban Washington, D.C. and by a one-half indirect interest in Shoppers Food's headquarters in Lanham, Maryland. It is anticipated that Dart would pay substantially all of this amount, though a portion (yet to be determined) could be allocated to Trak Auto and Crown Books. Allocation of any actual settlement obligations among the companies would be in proportion to reflect relative benefits each company receives, as determined by their boards of directors after consultation with outside advisors.

Dart presently has not determined a final financing plan for the settlement with Herbert H. Haft, which possible settlement would involve total payments of approximately $40 million (including a loan of $10 million). Trak Auto and Crown Books anticipate that they would pay their portion of the settlement obligations from borrowings under their respective credit facilities and Shoppers Food will loan Dart up to $25 million for the settlement.

It has been suggested that Dart sell one or all of its subsidiaries and possibly liquidate. Dart has no plans to liquidate and, although Dart has considered selling all or part of its equity interest in Shoppers Food, Dart presently has no intention of doing so. However, Dart may be open to the possibility of one or more strategic transactions. Dart and Crown have had preliminary discussions with certain third parties concerning the possible sale of Dart's interest in Crown Books or the sale of all of Crown Books and the possible sale of Total Beverage. There can be no assurance that any such discussions will occur or continue in the future or will result in any agreement for any such sale or as to the terms or timing of any such sale, if one occurs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Results of Operations

Trak Auto

During the 39 weeks ended November 1, 1997, Trak Auto opened seven new Super Trak and two new Super Trak Warehouse stores and closed or converted 16 classic Trak stores, closed one Super Trak store and converted one Super Trak Warehouse to a Super Trak. At November 1, 1997, Trak Auto had 277 stores, including 128 Super Trak stores and 45 Super Trak Warehouse stores.

Sales of $257,800,000 during the 39 weeks ended November 1, 1997 decreased by $7,597,000 or 2.9% compared to sales for the 39 weeks ended November 2, 1996 while sales of $85,672,000 during the 13 weeks ended November 1, 1997 decreased $2,281,000 or 2.6% compared to sales for the same period one year ago. The sales decrease during the 39 weeks ended November 1, 1997 was primarily due to the mild winter conditions in the Midwest and East coast markets during the first quarter as well as the weak performance of the stores in the highly competitive Los Angeles market. Comparable sales (stores open more than one year) decreased 8.0% and 7.5% for the 39 and 13 weeks ended November 1, 1997. Sales for comparable Super Trak and Super Trak Warehouse stores decreased 8.0% and 7.6% for the 39 and 13 weeks ended November 1, 1997, respectively. Sales for comparable classic Trak stores decreased 7.8% and 7.1% for the 39 and 13 weeks ended November 1, 1997, respectively. Sales for Super Trak and Super Trak Warehouse stores represented 69.3% and 70.5% of total sales during the 39 and 13 weeks ended November 1, 1997 compared to 58.3% and 60.0% for the 39 and 13 weeks ended November 2, 1996, respectively.

Interest and other income decreased by $586,000 and $208,000 for the 39 and 13 weeks ended November 1, 1997, respectively, when compared to the prior year, largely due to reduced income from subleased store locations and reduced recoveries from audits of prior years vendor allowances.

Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 76.8% and 77.0% for the 39 and 13 weeks ended November 1, 1997 compared to 75.7% and 76.5% for the same periods in the prior year. The increases were primarily due to increased occupancy and distribution costs.

Selling and administrative expenses were 20.7% and 18.4% as a percentage of sales for the 39 and 13 weeks ended November 1, 1997 compared to 20.7% and 21.0% for the 39 and 13 weeks ended November 2, 1996. The decrease for the 13 week period was primarily due to increased advertising credits that offset the advertising expenses incurred during the first half of the fiscal year. Trak Auto has reduced payroll costs, however for the 39 week period payroll costs, as a percentage of sales remains higher than last year due to the sales decrease during the first quarter of this year.

The provision for loss on sale of California operations of $10,493,000 is an estimate of the loss associated with the sale of Trak Auto's California assets and exposure under remaining lease obligations (see Note 11 to the Consolidated Financial Statements).

Depreciation and amortization expenses increased $229,000 for the 39 weeks ended November 1, 1997 compared to the same period one year ago. The increase was due to increased fixed assets for new stores, particularly in the Milwaukee market.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Interest expense of approximately $2,791,000 during the 39 weeks ended November 1, 1997 was for interest under capital lease obligations.

Trak Auto recorded an income tax benefit of $3,824,000 during the 39 weeks ended November 1, 1997. The tax benefit is the result of Trak Auto's $11,925,000 net operating loss.

Crown Books

During the 39 weeks ended November 1, 1997, Crown Books opened 18 Super Crown Books stores, relocated one prototype Super Crown Books store and closed seven Classic Crown Books stores and four Super Crown Books stores. At November 1, 1997, Crown Books had 174 stores, including 123 Super Crown Books stores.

Sales of $199,237,000 for the 39 weeks ended November 1, 1997 increased by $6,931,000 or 3.6% compared to the 39 weeks ended November 2, 1996 while sales of $65,676,000 for the 13 weeks ended November 1, 1997 increased by $2,395,000 or 3.8% compared to the 13 weeks ended November 2, 1996. Comparable sales (sales for stores open for 13 months) decreased 5.7% and 6.1% during the 39 and 13 weeks, respectively. Sales for Super Crown Books stores of $165,247,000 and $55,250,000 for the 39 and 13 weeks ended November 1, 1997 increased 13.1% and 11.6%, respectively, over the prior year and sales for comparable Super Crown Books stores decreased 6.3% and 6.6%, respectively. Comparable sales for the new superstore prototype decreased 6.3% and 7.3% for the 39 and 13 weeks ended November 1, 1997. Crown Books' superstores consist of the original superstores of 6,000 to 10,000 square feet and the new superstore prototype targeted to occupy 15,000 square feet.

Interest and other income decreased by $690,000 and $29,000 during the 39 and 13 weeks ended November 1, 1997 when compared to the same periods one year ago. The decreases were primarily due to reduced interest income as a result of the decrease in funds available for short-term investments.

Cost of sales, store occupancy and warehousing as a percentage of sales were 85.6% and 89.9% for the 39 and 13 weeks ended November 1, 1997 compared to 82.3% and 83.1% for the same periods one year ago. The increases were primarily due to decreased store margins as a result of increased promotional discounts, obsolete inventory reserves and increased shrink reserves. The increases were also due to increased store occupancy costs in new stores and the effect of the decline in comparable sales on occupancy costs in existing stores.

Selling and administrative expenses as a percentage of sales were 23.7% and 28.1% for the 39 and 13 weeks ended November 1, 1997 compared to 20.6% and 21.5% for the same periods one year ago. The increases were due primarily to increased payroll and advertising costs and the ongoing cost of implementing new management information systems and other consulting fees.

Depreciation and amortization expense increased $629,000 for the 39 weeks ended November 1, 1997 compared to the same period one year ago primarily due to the increase in fixed assets for new superstores and to the amortization of computer software.

Interest expense was $1,150,000 during the 39 weeks ended November 1, 1997 compared to $892,000 during the 39 weeks ended November 2, 1996. Interest

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


expense during the 39 weeks ended November 1, 1997 was primarily due to interest on borrowings under the credit facility while interest during the 39 weeks ended November 2, 1996 was primarily due to interest on the Robert M. Haft judgement which was paid in August 1996.

During the 39 weeks ended November 1, 1997, Crown Books increased its valuation allowance for deferred income tax assets by $17.0 million (see Note 5 to the Consolidated Financial Statements).

Shoppers Food

Shoppers Food opened three new stores since July 1997 for a store count of 37 at November 1, 1997.

Sales increased by $8.5 million, from $625.1 million during the 39 weeks ended November 2, 1996 to $633.6 million during the 39 weeks ended November 1, 1997. Sales increased by $8.6 million, from $205.5 million during the 13 weeks ended November 2, 1996 to $214.1 million during the 13 weeks ended November 1, 1997. The sales increases was due to the three new stores opened since July 1997. Comparable store sales decreased 1.7% and 4.0% during the 39 weeks and 13 weeks ended November 1, 1997, respectively. The decreases in comparable store sales were primarily due to the new stores drawing customers from existing stores and competitive market conditions.

Gross profit increased by $6.4 million (4.5%), from $141.1 million during the 39 weeks ended November 2, 1996 to $147.5 million during the 39 weeks ended November 1, 1997 and increased by $3.4 million (7.6%), from $45.0 million during the 13 weeks ended November 2, 1996 to $48.4 million during the 13 weeks ended November 1, 1997. Gross profit, as a percentage of sales, increased to 23.3% and 22.6% during the 39 weeks and 13 weeks ended November 1, 1997, respectively from 22.6% and 21.9% during the 39 weeks and 13 weeks ended November 2, 1996. The increases were primarily due to a more proactive pricing strategy on selected items, to a reduction in the number of items which are offered at special discounts on a weekly basis in stores, and to a higher allowance income achieved through increased vendor participation.

Selling and administrative expenses increased by $4.7 million (4.1%), from $113.6 million during the 39 weeks ended November 2, 1996 to $118.3 million during the 39 weeks ended November 1, 1997 and increased by $2.4 million (6.1%), from $39.2 million during the 13 weeks ended November 2, 1996 to $41.6 million during the 13 weeks ended November 1, 1997. Selling and administrative expenses, as a percentage of sales, increased from 18.2% and 19.1% during the 39 weeks and 13 weeks ended November 2, 1996 to 18.7% and 19.4% during the 39 weeks and 13 weeks ended November 1, 1997. The increases were primarily attributable to increased payroll costs associated with negotiated union rates and store remodeling and to expenses associated with the new stores opened since July 1997.

Depreciation and amortization increased $1.3 million from $6.9 million during the 39 weeks ended November 2, 1996 to $8.2 million during the 39 weeks ended November 1, 1997 and increased $1.1 million from $2.1 million during the 13 weeks ended November 2, 1996 to $3.2 million during the 13 weeks ended November 1, 1997. The increases were primarily due to additional depreciation and amortization associated with goodwill and lease rights, as well as with fixed

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


assets purchased for the new stores opened since July 1997 offset by a reduction of assets becoming fully depreciated in 1997 and 1996. In connection with the Acquisition, Shoppers Food commenced using Dart's method of depreciating property and equipment on a straight-line basis. Prior to the Acquisition, Shoppers Food used accelerated methods. The cumulative effect of this change in accounting principle has been recorded in the interim financial statements for the nine months ended November 1, 1997. Depreciation expense for the 39 weeks ended November 2, 1996 would have been $0.2 million more using the straight-line basis.

Operating income was $21.0 million and $3.6 million for the 39 weeks and 13 weeks ended November 1, 1997 compared to $20.6 million and $3.6 million during the same periods in the prior year. The increases were primarily as a result of higher gross profit, partially offset by selling and administrative expenses and increased depreciation and amortization.

Interest income decreased $2.0 million and $0.7 million during the 39 weeks and 13 weeks ended November 1, 1997 compared to the 39 weeks and 13 weeks ended November 2, 1996 due to a reduction of funds available for short-term investing as a result of the repayment of the bridge financing associated with Acquisition.

Interest expense increased $14.5 million from $1.4 million during the 39 weeks ended November 2, 1996 to $15.9 million during the 39 weeks ended November 1, 1997 as a result of interest paid on the Increasing Rate Notes, interest accrued on the Senior Notes and the amortization of financing costs.

The effective income tax rate for the 39 weeks ended November 1, 1997 was 47.6% compared to 34.4% for the 39 weeks ended November 2, 1996. The increase was primarily attributable to nondeductible amortization of acquisition related goodwill.

On June 26, 1997 Shoppers Food sold $200 million aggregate principal amount of its 9.75% senior notes due 2004. Net proceeds were used on July 25, 1997 to repay $143.3 million (including approximately $3.3 million of accrued and unpaid interest) of the existing Increasing Rate Notes and to pay $50.0 million into an escrow account to be used by Dart if and when it consummates a settlement with certain of its shareholders. As a result of this transaction, $5.3 million, representing an unamortized portion of the financing costs incurred to secure initial senior indebtedness, were expensed as an extraordinary item, net of taxes of approximately $1.9 million.

Net income decreased by $13.0 million, from $15.7 million during the 39 weeks ended November 2, 1996 to $2.7 million during the 39 weeks ended November 1, 1997 and by $4.1 million, from $3.3 million during the 13 weeks ended November 2, 1996 to a net loss of $0.8 million during the 13 weeks ended November 1, 1997. These decreases were primarily attributable to increased interest expense associated with Shoppers Food's indebtedness and the extraordinary item discussed above offset by the cumulative effect of the change in accounting principle.

Total Beverage

Sales increased $602,000 from $20,568,000 during the 39 weeks ended November 2,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


1996 to $21,170,000 during the 39 weeks ended November 1, 1997 and increased $951,000 from $6,711,000 during the 13 weeks ended November 2, 1996 to $7,662,000 during the 13 weeks ended November 1, 1997 primarily due to two new stores opened since July 1997. Comparable store sales increased 2.9% and 14.1% during the 39 and 13 weeks ended November 1, 1997, respectively.

Cost of sales and store occupancy as a percentage of sales were 81.9% and 82.6% during the 39 and 13 weeks ended November 1, 1997 compared to 81.6% for both the 39 and the 13 week ended November 2, 1996.

Selling and administrative expenses as a percentage of sales were 21.2% and 21.9% during the 39 and 13 weeks ended November 1, 1997 (excluding a reversal of closed store reserve) compared to 23.0% and 21.8% for the 39 and 13 weeks ended November 2, 1996.

Total Beverage recorded net income of $493,000 during the 39 weeks ended November 1, 1997 and a net operating loss of $425,000 during the 13 weeks ended November 1, 1997 compared to net operating losses of $1,154,000 and $283,000 during the 39 and 13 weeks ended November 2, 1996. The net income for the 39 weeks ended November 1, 1997 included the reversal of a closed store expense of $1.5 million recorded in fiscal 1996 as a result of a lease termination agreement with the landlord. The net operating loss for the 39 weeks and 13 weeks ended November 2, 1996 included approximately $632,000 and $20,000 paid to outside consultants who had been retained to assist in the development and implementation of a strategic business plan.

Dart Group and Other Corporate

Interest and other income decreased $0.6 million during the nine months ended October 31, 1997 when compared to the same period in the prior year. The decrease was primarily due to reduced funds available for short-term investments.

Administrative expenses increased $1.1 million during the nine months ended October 31, 1997 primarily due to expenses associated with a settlement of litigation and related transactions with Robert, Gloria and Linda Haft and was partially offset by lower legal expenses as a result of recording a legal accrual during the last quarter of fiscal 1997 and current year legal billings charged to that accrual.

Interest expense decreased by $0.8 million during the nine months ended October 31, 1997 when compared to the same period in the prior year. The decrease was primarily due to interest accrued for the Robert M. Haft judgement last year.

Trak Auto and Crown Books file separate income tax returns. Total Beverage and Shoppers Food are included in Dart's income tax returns.

Dart's cumulative total net tax operating loss carryforward is $86.4 million. All net operating loss carryforwards will expire by fiscal 2012. In addition, Dart has an Alternative Minimum Tax credit carryforward of approximately $1.0 million. Dart has a deferred tax valuation allowance of $47.7 million as of October 31, 1997. Management will continue to evaluate the need for a valuation allowance on a periodic basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Effect of New Financial Accounting Standard

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 Earnings Per Share. SFAS No. 128 replaces the presentation of primary earnings per share, previously presented by Shoppers Food, with basic earnings per share and requires a reconciliation of the numerator and denominator of basic earnings per share to fully diluted earnings per share. Fully diluted earnings per share is computed similarly to the previous requirements. Shoppers Food will be required to adopt SFAS No. 128 in the fourth quarter of fiscal 1998 and to restate all previously presented earnings per share data. The presentation of Shoppers Food's basic earnings per share under SFAS No. 128 is not materially different than the amounts presented herein as primary earnings per share.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 Reporting Comprehensive Income. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company will adopt SFAS No. 130 in the first quarter of fiscal 1999 and will provide the necessary disclosures.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 Disclosure about Segments of an Enterprise and Related Information which requires the Company to report financial and descriptive information about its reportable operating segments. The Company will adopt SFAS No. 131 at its fiscal year-end January 31, 1999 and will provide the necessary disclosure.

                                    PART II

Item 1.  Legal Proceedings

Material legal proceedings pending against Dart or its subsidiaries are described in Dart's Annual Report on Form 10-K for the year ended January 31, 1997 and, with respect to material developments in such earlier reported legal proceedings, see below

Consummation of Settlement with Robert, Gloria and Linda Haft

         On September 26, 1997 Dart closed the transactions contemplated in the Settlement Agreement dated August 16, 1997 (the "RGL Settlement Agreement") with Robert, Gloria and Linda Haft. Although the closing of the transactions contemplated in the Settlement Agreement was conditioned in part upon the completion of bankruptcy plans of reorganization for the partnerships owning the Company's headquarters building in Landover, MD (75th Avenue Associates Limited Partnership) and a warehouse leased by the Company's subsidiary, Trak Auto Corporation (Trak Chicago Limited Partnership), those bankruptcy plans had not closed as of September 26, 1997. Instead, the Company acquired all of Robert Haft's and Linda Haft's respective interests in such partnerships for a
purchase price of $4,400,000.   As contemplated in the RGL Settlement
Agreement, Robert Gloria and Linda Haft have terminated their pending claims to control Dart and all litigation between them and Dart and its subsidiaries has been settled and dismissed.

Settlements with Herbert H. Haft and Ronald S. Haft.

         Dart has entered into settlements with Herbert H. Haft and Ronald S. Haft pursuant to a settlement agreement with Herbert H. Haft (the "HHH Settlement Agreement"), a First Supplemental Settlement Agreement with Ronald
S. Haft (the "First Supplemental Agreement") and a Second Supplemental Settlement Agreement with Ronald S. Haft (the "Second Supplemental Agreement"). The Boards of Directors of Dart, Crown Books and Trak Auto have approved the settlements.

         The transactions contemplated in the First Supplemental Agreement were closed on or about November 20, 1997. In connection with that closing, Dart received $2,200,000 from Ronald S. Haft, which payment was made in connection with Dart's acquisition of Robert and Linda Haft's respective interests in Trak Chicago Limited Partnership and 75th Avenue Associates Limited Partnership, as originally contemplated in the RGL Settlement Agreement.

         The closing of the transactions contemplated in the HHH Settlement Agreement and the Second Supplemental Agreement were conditioned upon a determination by the Delaware Court of Chancery that all of the terms of those settlements were fair and reasonable to Dart and its subsidiaries. After notice was provided to shareholders of Dart, Crown Books and Trak Auto, and a fairness hearing was held, the Delaware Chancery Court approved the settlements as fair and reasonable and authorized the dismissal of derivative litigation in which Herbert H. Haft, Ronald S. Haft and certain Dart directors were defendants. Dart expects to close the transactions contemplated in the HHH Settlement Agreement and the Second Supplemental Settlement Agreement in
January 1998, although no assurances can be made that the closing will not be delayed beyond January, 1998. Upon the closing of those settlements, Herbert H. Haft will (a) sell to Dart all of his shares of Dart Class A Common Stock, and shares of and options to purchase stock of Trak Auto and Crown Books, (b) retire from all of his positions with Dart and its subsidiary corporations, (c) relinquish his claim to voting control of Dart, (d) terminate his employment agreement with Dart, and (e) sell to Dart various real estate interests. In addition, all outstanding litigation and disputes between Dart and Herbert H. Haft will be dismissed. As consideration for the settlements, Dart will pay Herbert H. Haft approximately $28 million upon closing, of which amount $9.25 million may be deferred until June 1, 1998 if the closing occurs before then. Dart also will make a secured $10 million loan to a partnership owned by Herbert H. Haft and Ronald S. Haft and Dart and Herbert H. Haft will exchange mutual general releases.

Warehouse Plans of Reorganization.

         Prior to November 19, 1997, Dart was the primary lessee or co-lessee of certain warehouses owned by Seventy-Fifth Avenue Associates Limited Partnership ("Seventy-Fifth") and Trak Chicago Limited Partnership I ("Trak Chicago"; and together with Seventy-Fifth, the "Warehouse Debtors"). On May 25, 1995, each of the Warehouse Debtors filed for chapter 11 relief in the United States Bankruptcy Court for the District of Maryland. On October 31, 1997, orders were entered in each of the Warehouse Debtors' chapter 11 cases confirming their Fourth Revised Plans of Reorganization (the "Plans"). The Plans became effective on November 19, 1997. Through the Plans, Dart acquired, indirectly through wholly-owned limited liability companies, ownership of the warehouses and assumed certain obligations related to the warehouses' mortgage debt. Pursuant to the Plans, Dart's lease of the warehouse previously owned by Seventy-Fifth was modified prospectively to reduce rent to an amount equal to debt service on the mortgage loan, and Dart's and Trak Auto's lease of the warehouse previously owned by Trak Chicago was modified prospectively to eliminate Dart as a co-lessee, and to reduce rent payable by Trak Auto to an amount equal to the debt service on the mortgage loan. The foregoing summaries of the Plans are limited, and further reference is made to Plans themselves and the orders confirming the Plans, copies of which are attached hereto and incorporated herein as Exhibits 99.1 and 99.2.

Item 6.  Exhibits and Reports on Form 8-K

                 (a)      Exhibits

                          27      Financial Data Schedule

                          99.1    Debtor's Fourth Revised Plan of
                                  Reorganization and Order Confirming Debtor's
                                  Fourth Revised Plan of Reorganization for
                                  Seventy-Fifty Avenue Associates Limited
                                  Partnership.

                          99.2    Debtor's Fourth Revised Plan of
                                  Reorganization and Order Confirming Debtor's
                                  Fourth Revised Plan of Reorganization for
                                  Trak Chicago Limited Partnership I.

                 (b)      Reports on Form 8-K

                          During the quarter ended October 31, 1997, Dart filed four Current Reports on Form 8-K.

                          1. Dart filed a Current Report on Form 8-K on August 19, 1997 reporting under Item 5 (Other Events) and
                                  Item 7 (Financial Statements and Exhibits) a settlement agreement with Robert, Gloria and Linda Haft.

                          2. Dart filed a Current Report on Form 8-K on October 9, 1997 reporting under Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits) that Dart Group closed the settlement with Robert, Gloria and Linda Haft, that Richard B. Stone replaced Larry G. Schafran as a director and that the composition of Dart Group's Board of Directors had changed.

                          3. Dart filed a Current Report on Form 8-K on October 24, 1997 reporting under Item 5 (Other Events) that Trak Auto had reached an agreement to sell the assets of its Los Angeles, California stores.

                          4. Dart filed a Current Report on Form 8-K October 31, 1997 reporting under Item 5 (Other Events) that Dart had reached settlement agreements with each of Herbert H. Haft and Ronald S. Haft and in addition reported a change in the composition of Dart's Board of Directors.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 DART GROUP CORPORATION




Date:  September 15, 1997                    By: Richard B. Stone
       ------------------                        ------------------------------
                                                 RICHARD B. STONE
                                                 Acting Chief Executive Officer



Date:  September 15, 1997                        Mark A. Flint
       ------------------                        ------------------------------
                                                 MARK A. FLINT
                                                 Senior Vice President and
                                                   Chief Financial Officer