Form 10-Q/A
period 1997-04-30
DART GROUP CORP
filed 1997-12-18
CIK 26938

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                (Amendment No.1)


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

Commission file number 0-1946
                       ------

                             DART GROUP CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   53-0242973
  -------------------------------                   -------------------
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

This Amendment No. 1 amends the registrant's Quarterly Report on Form 10-Q (the "Form 10-Q") for the three months ended April 30, 1997 which was filed on June 16, 1997. All capitalized terms not otherwise defined herein shall have the meaning assigned to such terms in the Form 10-Q.

Item 1 (Financial Statements) and Item 2. (Management Discussion and Analysis of Financial Condition and Results of Operations) are hereby amended to present a change in depreciation method as a change in accounting principle for Shoppers Food Warehouse Corporation effective as of the Acquisition date as follows:

                     DART GROUP CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                        Three Months Ended
                                                       --------------------
                                                       April 30,   April 30,
                                                         1997        1996
                                                       --------    --------
Sales                                                  $364,504    $156,528
Other interest and other income                           1,020       1,408
                                                       --------    --------
                                                        365,524     157,936
                                                       --------    --------
Expenses:
  Cost of sales, store occupancy and
    warehousing                                         281,888     121,806
  Selling and administrative                             72,231      34,206
  Depreciation and amortization                           6,463       3,431
  Interest                                                6,778       2,175
                                                       --------    --------
                                                        367,360     161,618
                                                       --------    --------
Loss before income taxes, equity in
  affiliate, minority interests and
  cumulative effect of Shoppers Food
  accounting change                                      (1,836)     (3,682)
Income taxes (benefit)                                   (1,580)       (346)
                                                       --------    --------
Loss before equity in affiliate,
  minority interests and
  cumulative effect of Shoppers Food
  accounting change                                        (256)     (3,336)
Equity in affiliate                                         -         2,384
Minority interests in (income) loss of
  consolidated subsidiaries                               1,499         485
                                                       --------    --------
Income (loss) before cumulative effect of
  Shoppers Food accounting change                         1,243        (467)
Cumulative effect of Shoppers Food
  accounting change, net of income taxes
  of $1,344                                               1,729         -
                                                       --------    --------
Net income (loss)                                      $  2,972    $   (467)
                                                       ========    ========

Earnings per share:
  Income (loss) before cumulative effect of
    Shoppers Food accounting change                    $    .47    $   (.36)
  Cumulative effect of accounting change                    .72         -
                                                       --------    --------

Net income (loss) per share                            $   1.19    $   (.36)
                                                       ========    ========

Weighted average shares outstanding                       2,231       2,208
                                                       ========    ========

Dividends per share of Class A common stock            $   .033    $   .033
                                                       ========    ========


        The accompanying notes are an integral part of these statements.

                     DART GROUP CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                    (Unaudited) (Audited)
                                                     April 30,  January 31,
                                                       1997        1997
                                                     --------   -----------
ASSETS
Current Assets:
  Cash                                               $ 11,196    $ 12,382
    Short-term instruments                             27,429      27,276
  Marketable debt securities                           34,401       5,714
  Accounts receivable                                  17,749      14,699
  Income taxes refundable                               4,100       3,802
  Merchandise inventories                             262,811     218,619
  Deferred income tax benefit                           7,498       7,324
  Other current assets                                  8,157       6,445
                                                     --------    --------
    Total Current Assets                              373,341     296,261
                                                     --------    --------

Property and Equipment, at cost:
  Furniture, fixtures and equipment                   165,508     104,541
  Buildings and leasehold improvements                 33,566      29,873
  Land                                                  1,034       1,034
  Property under capital leases                        31,859      24,472
                                                     --------    --------
                                                      231,967     159,920
Accumulated depreciation and
  amortization                                        118,409      80,849
                                                     --------    --------
                                                      113,558      79,071
                                                     --------    --------

Share of equity in Shoppers Food
  Warehouse Corp.                                         -        52,802
                                                     --------    --------
Goodwill, net of accumulated
  amortization of $1,402 and $382                     149,728       1,890
                                                     --------    --------
Deferred income tax benefit                            15,773      14,375
                                                     --------    --------
Other assets                                           23,839       5,773
                                                     --------    --------
Total Assets                                         $676,239    $450,172
                                                     ========    ========





      The accompanying notes are an integral part of these balance sheets.

                     DART GROUP CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                    (Unaudited)   (Audited)
                                                      April 30,  January 31,
                                                        1997        1997
                                                      --------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of mortgages payable                $    250    $  1,106
  Accounts payable, trade                              143,364     102,942
  Income taxes payable                                   3,228       3,322
  Accrued salaries and employee benefits                25,758      18,766
  Accrued taxes other than income taxes                 11,612       9,738
  Current portion of reserve for closed
    facilities and restructuring                         6,061       5,701
  Other accrued liabilities                             71,124      64,215
  Current portion of obligations under
    capital leases                                         209         209
                                                      --------    --------
    Total Current Liabilities                          261,606     205,999
                                                      --------    --------

Mortgages payable                                          329         353
                                                      --------    --------
Crown Books' credit facility                            10,840         -
                                                      --------    --------
Obligations under capital leases                        41,929      30,373
                                                      --------    --------
Reserve for closed facilities and restructuring         26,758      27,341
                                                      --------    --------
Deferred income taxes                                    4,845         -
                                                      --------    --------
Shoppers Food Increasing Rate Notes due 2000           140,000         -
                                                      --------    --------
Other Liabilities                                        2,293         -
                                                      --------    --------

Commitments and Contingencies
Minority interests                                      66,250      67,750
                                                      --------    --------

Stockholders' Equity
  Class A common stock, non-voting, par value $1.00
    per share; 3,000,000 shares authorized; 1,963,830
    and 1,962,403 shares issued, respectively            1,964       1,962
  Class B common stock, voting par value $1.00 per
    share; 500,000 shares authorized and issued            500         500
  Paid-in capital                                       78,952      78,841
  Notes receivable - shareholder                       (65,130)    (65,130)
  Unrealized losses on short-term investments              (15)        (22)
  Retained earnings                                    107,155     104,242
  Treasury Stock, 202,340 shares of Class A
    common stock, at cost                               (1,749)     (1,749)
  Treasury Stock, 172,730 shares of Class B
    common stock, at cost                                 (288)       (288)
                                                      --------    --------
    Total Stockholders' Equity                         121,389     118,356
                                                      --------    --------
Total Liabilities and Stockholders' Equity            $676,239    $450,172
                                                      ========    ========

      The accompanying notes are an integral part of these balance sheets.

                     DART GROUP CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Three Months Ended
                                                                ----------------------
                                                                 April 30,   April 30,
                                                                   1997        1996
                                                                ---------    ---------
Cash Flows from Operating Activities:
  Net income (loss)                                             $   2,972    $   (467)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
    Depreciation and amortization                                   6,463       3,431
    Amortization of deferred financing costs                          510         -
    Cumulative effect of Shoppers Food accounting change           (1,729)        -
    Provision for closed facilities and restructuring                 341         483
    Interest in excess of capital lease payments                      213          92
    Equity in affiliate                                               -        (2,384)
    Changes in assets and liabilities net of effects of
      consolidation of Shoppers Food Warehouse Corp.:
      Accounts receivable                                           6,194        (533)
      Income taxes refundable                                       1,758         -
      Merchandise inventories                                     (14,493)    (17,828)
      Other current assets                                         (1,712)     (4,586)
      Deferred income tax benefits                                 (1,528)     (1,226)
      Other assets                                                    332          46
      Accounts payable, trade                                      (1,408)     10,161
      Income taxes payable                                         (1,485)        742
      Accrued salaries and employee benefits                        2,106       1,993
      Accrued taxes other than income taxes                        (1,029)      2,767
      Other current liabilities                                    (3,521)        910
      Other liabilities                                              (155)        -
      Reserve for closed facilities                                  (924)     (1,893)
      Minority interest                                            (1,500)       (442)
                                                                ---------    --------
        Net cash used for
          operating activities                                  $  (8,595)   $ (8,734)
                                                                ---------    --------

Cash Flows from Securities and Capital
  Investment Activities:
  Capital expenditures                                          $  (3,478)   $ (4,705)
  Cash and cash equivalents of Shoppers Food
    Warehouse Corp. at February 1, 1997                            13,739         -
  Acquisition of 50% equity in Shoppers Food
    Warehouse Corp.                                              (210,000)        -
  Purchases of United States Treasury Bills                        (1,961)    (18,857)
  Maturities of United States Treasury Bills                          -         7,579
  Purchases of marketable debt securities                         (13,418)        -
  Dispositions of marketable debt securities                       80,504         -
  Maturities of marketable debt securities                          1,150         -
                                                                ---------    --------
        Net cash used for securities and
          capital investment activities                         $(133,464)   $(15,983)
                                                                ---------    --------

                     DART GROUP CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                   (Unaudited)

                                                       Three Months Ended
                                                      ---------------------
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

                                        (in thousands, except per share data)
                                                  Three Months Ended
                                                  ------------------
                                                      Pro Forma
                                                     May 4, 1996
                                                     -----------
             Revenue                                   $367,316
             Net income (loss)                           (1,446)
             Net income (loss) per share                   (.75)

The Acquisition was recorded using the purchase method of accounting. The purchase price has been allocated to the assets and liabilities of Shoppers Food and the remaining excess purchase price over the net assets acquired of $148,858 million represents goodwill which will be amortized over 40 years. In

                     DART GROUP CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             April 30, 1997 and 1996


connection with the Acquisition, Shoppers Food adopted Dart's method of depreciating property and equipment on a straight-line basis. Prior to the Acquisition, Shoppers Food used accelerated depreciation methods. The related cumulative effect of the accounting change has been reflected in the accompanying statements of operations. If this change were applied retroactively it would not be material to any periods presented.

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

Net income decreased by $3,315,000 (51.1%), from $6,492,000 during the 13 weeks ended May 4, 1996 to $3,177,000 during the 13 weeks ended May 3, 1997. This decrease was primarily attributable to the $4.3 million of interest accrued on the Senior Notes during the 13 weeks ended May 3, 1997 and the amortization of

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued



acquisition related goodwill and was partially offset by a higher gross profit and the cumulative effect of the change in accounting principle.

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


                                        DART GROUP CORPORATION



Date: December 1, 1997              By: MARK A. FLINT
      ----------------                  --------------------------
                                        MARK A. FLINT
                                        Senior Vice President and
                                        Chief Financial Officer



Date: December 1, 1997                  RONALD T. RICE
      ----------------                  --------------------------
                                        RONALD T. RICE
                                        Assistant Vice President
                                          and Controller
                                        (principal accounting officer)