Form 10-Q/A
period 1997-07-31
DART GROUP CORP
filed 1997-12-18
CIK 26938

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 1997
                                               -------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO
                                                        ---------    ----------

Commission file number 0-1946
                       ------

                             DART GROUP CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                          53-0242973
       --------------------------------         -------------------
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

This Amendment No. 1 amends the registrant's Quarterly Report on Form 10-Q (the "Form 10-Q") for the three months ended July 31, 1997 which was filed on September 15, 1997. All capitalized terms not otherwise defined herein shall have the meaning assigned to such terms in the Form 10-Q.

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

                     DART GROUP CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)
                                   (Unaudited)

                                      Three Months           Six Months
                                      Ended July 31,        Ended July 31,
                                  --------------------- --------------------
                                     1997       1996       1997     1996
                                  ---------- ---------- ---------- ---------

Sales                              $374,217   $163,798   $738,721   $320,326
Other interest and other income       1,896      1,333      2,916      2,741
                                   --------   --------   --------   --------
                                    376,113    165,131    741,637    323,067
                                   --------   --------   --------   --------
Expenses:
  Cost of sales, store occupancy
    and warehousing                 293,159    128,805    575,047    250,611
  Selling and administrative         77,343     35,102    149,574     69,308
  Depreciation and amortization       7,165      3,499     13,628      6,930
  Interest                            6,059      2,161     12,837      4,336
  Closed store reserve               (1,500)       -       (1,500)       -
                                   --------   --------   --------   --------
                                    382,226    169,567    749,586    331,185
                                   --------   --------   --------   --------
Loss before income taxes, equity
  in affiliate,
  minority interests,
  extraordinary item and
  cumulative effect of
  Shoppers Food accounting change    (6,113)    (4,436)    (7,949)    (8,118)
Income taxes (benefit)               (1,173)      (871)    (2,753)    (1,217)
                                   --------   --------   --------   --------
Loss before equity in affiliate,
  minority interests,
  extraordinary item and
  cumulative effect of
  Shoppers Food accounting change    (4,940)    (3,565)    (5,196)    (6,901)
Equity in affiliate                     -        2,740        -        5,124
Minority interests in
  loss of consolidated
  subsidiaries                        2,302        527      3,801      1,012
                                   --------   --------   --------   --------
Loss before
  extraordinary item and
  cumulative effect of Shoppers
  Food accounting change             (2,638)      (298)    (1,395)      (765)
Extraordinary item:
  Loss on early extinguishment
  of debt, net of income taxes
  of $2,150                          (3,126)       -       (3,126)        -
Cumulative effect of Shoppers
  Food accounting change, net
  of income taxes of $1.344             -          -        1,729         -
                                   --------   --------   --------   --------
Net loss                           $ (5,764)  $   (298)  $ (2,792)  $   (765)
                                   ========   ========   ========   ========


                            (continued on next page)

                     DART GROUP CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                  (dollars in thousands, except per share data)
                                   (Unaudited)

                                      Three Months           Six Months
                                      Ended July 31,       Ended July 31,
                                  --------------------- --------------------
                                     1997       1996       1997       1996
                                  ---------- ---------- ---------- ---------
Loss per share:
  Loss before extraordinary item
    and cumulative effect of
    change in accounting
    principle                      $  (1.36)  $   (.30)  $   (.83)  $  (.66)
  Extraordinary item:
    Loss on early extinguishment
      of debt, net                    (1.40)       -        (1.40)       -
  Cumulative effect of change
    in Shoppers Food accounting
    principle, net                      -          -          .78        -
                                   --------   --------   --------   -------

  Net loss per share               $  (2.76)  $   (.30)  $  (1.45)  $  (.66)
                                   ========   ========   ========   =======


Weighted average shares
  outstanding                         2,090      2,074      2,089     2,074
                                   ========   ========   ========   =======


Dividends per share of Class
  A Common Stock                   $   .033   $   .033   $   .066   $  .066
                                   ========   ========   ========   =======


The accompanying notes are an integral part of these statements.

                     DART GROUP CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                     (Unaudited) (Audited)
                                                      July 31,   January 31,
ASSETS                                                  1997        1997
                                                     ----------  -----------
Current Assets:
  Cash                                                $ 15,486    $ 12,382
    Short-term instruments                              31,524      27,276
  Marketable debt securities                            29,046       5,714
  Restricted Proceeds                                   50,218         -
  Accounts receivable                                   16,468      14,699
  Income taxes refundable                                4,445       3,802
  Merchandise inventories                              251,645     218,619
  Deferred income tax benefit                            7,765       7,324
  Other current assets                                   7,848       6,445
                                                      --------    --------
    Total Current Assets                               414,445     296,261
                                                      --------    --------

Property and Equipment, at cost:
  Furniture, fixtures and equipment                    173,131     104,541
  Buildings and leasehold improvements                  33,588      29,873
  Land                                                   1,034       1,034
  Property under capital leases                         31,859      24,472
                                                      --------    --------
                                                       239,612     159,920
Accumulated depreciation and amortization              123,160      80,849
                                                      --------    --------
                                                       116,452      79,071
                                                      --------    --------
Share of equity in Shoppers Food
  Warehouse Corp.                                          -        52,802
                                                      --------    --------
Goodwill, net of accumulated amortization
  of $2,357 and $271                                   148,755       1,890
                                                      --------    --------
Deferred income tax benefit                             18,036      14,375
                                                      --------    --------
Other assets                                            23,073       5,773
                                                      --------    --------
Total Assets                                          $720,761    $450,172
                                                      ========    ========



      The accompanying notes are an integral part of these balance sheets.

                     DART GROUP CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                     (Unaudited)  (Audited)
                                                       July 31,  January 31,
LIABILITIES                                              1997       1997
                                                      ---------- -----------
Current Liabilities:
  Current portion of mortgages payable                 $    193   $  1,106
  Accounts payable, trade                               132,679    102,942
  Income taxes payable                                    2,429      3,322
  Accrued salaries and employee benefits                 26,568     18,766
  Accrued taxes other than income taxes                  11,461      9,738
  Current portion of reserve for closed
    facilities and restructuring                          6,800      5,701
  Other accrued liabilities                              69,893     64,215
  Current portion of obligations under capital leases       209        209
                                                       --------   --------
    Total Current Liabilities                           250,232    205,999
                                                       --------   --------

Mortgages payable                                           322        353
                                                       --------   --------
Crown Books' credit facility                             16,487        -
                                                       --------   --------
Obligations under capital leases                         42,041     30,373
                                                       --------   --------
Reserve for closed facilities and restructuring          25,117     27,341
                                                       --------   --------
Deferred income taxes                                     4,845        -
                                                       --------   --------
Shoppers Food Senior Notes due 2004                     200,000        -
                                                       --------   --------
Other Liabilities                                         2,068        -
                                                       --------   --------

Commitments and Contingencies

Minority interests                                       63,955     67,750
                                                       --------   --------

Stockholders' Equity
  Class A common stock, non-voting, par value $1.00
    per share; 3,000,000 shares authorized; 1,964,858
    and 1,962,403 shares issued, respectively             1,965      1,962
  Class B common stock, voting par value $1.00 per
    share; 500,000 shares authorized and issued             500        500
  Paid-in capital                                        79,033     78,841
  Notes receivable-shareholder                          (65,130)   (65,130)
  Unrealized gains (losses) on short-term investments        30        (22)
  Retained earnings                                     101,333    104,242
  Treasury Stock, 202,340 shares of Class
    A common stock, at cost                              (1,749)    (1,749)
  Treasury Stock, 172,730 shares of Class
    B common stock, at cost                                (288)      (288)
                                                       --------   --------
    Total Stockholders' Equity                          115,694    118,356
                                                       --------   --------
Total Liabilities and Stockholders' Equity             $720,761   $450,172
                                                       ========   ========


      The accompanying notes are an integral part of these balance sheets.

                     DART GROUP CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)

                                                                  Six Months
                                                                 Ended July 31,
                                                           -------------------------
                                                               1997         1996
                                                           ------------ ------------
Cash Flows from Operating Activities:
  Net income (loss)                                        $  (2,792)     $    (765)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
    Depreciation and amortization                             12,685          6,930
    Loss on early extinguishment of debt                       5,276            -
    Amortization of deferred financing costs                     943            -
    Cumulative effect of Shoppers Food accounting
      change                                                 ( 1,729)           -
    Provision for closed facilities and restructuring           (885)           966
    Loss on disposal of fixed assets                             269            -
    Interest in excess of capital lease payment                  378            -
    Equity in affiliate                                          -           (5,124)
    Changes in assets and liabilities net of effects of
      consolidation of Shoppers Food Warehouse Corp.:
      Accounts receivable                                      7,475         (4,137)
      Income taxes refundable or prepaid                       1,413         (3,050)
      Merchandise inventories                                 (3,116)       (13,052)
      Other current assets                                    (1,403)        (4,133)
      Deferred income tax benefits                            (3,456)        (1,047)
      Other assets                                               530            116
      Accounts payable, trade                                (12,093)        16,493
      Income taxes payable                                    (2,844)         2,351
      Accrued salaries and employee benefits                   2,916          1,189
      Accrued taxes other than income taxes                   (1,180)           978
      Other current liabilities                               (3,581)          (672)
      Other liabilities                                         (380)           -
      Reserve for closed facilities                           (1,515)        (3,565)
      Minority interests                                      (3,801)          (881)
                                                           ---------      ---------
        Net cash used for operating activities             $  (6,890)     $  (7,403)
                                                           ---------      ---------

Cash Flows from Securities and Capital
  Investment Activities:
  Capital expenditures                                     $ (11,213)     $  (7,997)
  Proceeds from sale of Cabot-Morgan Real Estate
    joint venture                                                -            2,000
  Cash and cash equivalents of Shoppers Food
    Warehouse Corp. at February 1, 1997                       13,739            -
  Acquisition of 50% equity in Shoppers Food
    Warehouse Corp.                                         (210,000)           -
  Purchases of United States Treasury Bills                   (5,960)       (40,165)
  Disposition of United States Treasury Bills                    987          6,288
  Maturities of United States Treasury Bills                     -           28,523
  Purchases of marketable debt securities                    (18,506)           -
  Disposition of marketable debt securities                   90,558            417

                            (Continued on next page)

                     DART GROUP CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (dollars in thousands)
                                   (Unaudited)

                                                           Six Months
                                                          Ended July 31,
                                                      ----------------------
                                                         1997        1996
                                                      ---------   ----------
  Maturities of marketable debt securities                4,560       5,894
                                                      ---------   ---------
        Net cash used for securities and capital
          investment activities                       $(135,835)  $  (5,040)
                                                      ---------   ---------
Cash Flows from Financing Activities:
  Cash dividends                                       $   (117)   $   (116)
  Proceeds from Note Receivable - Ronald S. Haft            -        11,621
  Net borrowing under Crown Books' credit facility       16,487         -
  Payments for deferred financing and
      acquisition costs                                 (16,003)        -
  Proceeds from Increasing Rate Notes Due 2000          140,000         -
  Redemption of Increasing Rate Notes Due 2000         (140,000)        -
  Proceeds from issuance of Senior
      Notes dues 2004                                   200,000         -
  Funds restricted for settlements                      (50,218)        -
  Proceeds from stock options exercised                     195         717
  Principal payments under mortgage
    obligations                                            (162)       (148)
  Principal payments under capital
    lease obligations                                      (105)        (50)
                                                       --------    --------
      Net cash provided by financing activities        $150,077    $ 12,024
                                                       --------    --------


Net increase (decrease) in Cash and Equivalents        $  7,352    $   (419)
Cash and Equivalents at Beginning of Period              39,658      54,780
                                                       --------    --------
Cash and Equivalents at End of Period                  $ 47,010    $ 54,361
                                                       ========    ========


Supplemental Disclosures of Cash Flow Information:

Cash paid during the three months for:
  Interest                                             $ 10,255    $  3,282
  Income taxes                                            1,700         673




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

                                                   Pro Forma
                                      (in thousands, except per share data)
                                     Three Months Ended       Six Months Ended
                                       August 3, 1996          August 3, 1996
                                     ------------------    -------------------
         Revenue                             $ 375,890             $ 743,206
         Net income (loss)                        (393)               (1,839)
         Net income (loss) per share              (.88)                (1.02)


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

                                                  Unaudited
                                  -----------------------------------------
                                   Historical                    Pro Forma
                                    July 31,       Pro Forma      July 31,
ASSETS                                1997        Adjustments       1997
                                  ------------    -----------    ----------
Current Assets:
  Cash                             $  15,486      $  (1,319)(a)  $  14,167
    Short-term instruments            31,524                        31,524
  Restricted proceeds                 50,218        (50,218)(a)        -
  Marketable debt securities          29,046                        29,046
  Accounts receivable                 16,468                        16,468
  Income taxes refundable              4,445                         4,445
  Merchandise inventories            251,645                       251,645
  Deferred income tax benefit          7,765                         7,765
  Other current assets                 7,848                         7,848
                                   ---------      ---------      ---------
    Total Current Assets             414,445        (51,537)       362,908
                                   ---------      ---------      ---------

Property and Equipment, at cost:
  Furniture, fixtures and
    equipment                        173,131                       173,131
  Buildings and leasehold
    improvements                      33,588                        33,588
  Land                                 1,034         19,758 (b)     20,792
  Property under capital
    leases                            31,859        (24,472)(c)      7,387
                                   ---------      ---------      ---------
                                     239,612         (4,714)       234,898
Accumulated depreciation
  and amortization                   123,160         (9,659)(c)    113,501
                                   ---------      ---------      ---------
                                     116,452          4,945        121,397
                                   ---------      ---------      ---------

Goodwill                             148,755                       148,755
                                   ---------                     ---------
Deferred income tax benefit           18,036                        18,036
                                   ---------                     ---------
Other assets                          23,073                        23,073
                                   ---------      ---------      ---------
Total Assets                       $ 720,761      $ (46,592)     $ 674,169
                                   =========      =========      =========

                     DART GROUP CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             July 31, 1997 and 1996
                                   (Unaudited)

                                               Unaudited
                                ---------------------------------------
                                 Historical                  Pro Forma
                                  July 31,      Pro Forma     July 31,
LIABILITIES                         1997       Adjustments      1997
                                ------------   -----------   ----------
Current Liabilities:
  Current portion of
    mortgages payable             $     193    $     600 (d)  $     793
  Accounts payable, trade           132,679                     132,679
  Income taxes payable                2,429                       2,429
  Accrued salaries and
    employee benefits                26,568                      26,568
  Accrued taxes other than
    income taxes                     11,461                      11,461
  Current portion of reserve
    for closed facilities
    and restructuring                 6,800                       6,800
  Other accrued liabilities          69,893      (18,325)(d)     51,568
  Current portion of obligations
    under capital leases                209         (209)(c)        -
                                  ---------    ---------      ---------
    Total Current Liabilities       250,232      (17,934)       232,298
                                  ---------    ---------      ---------


Mortgages payable                       322       25,846         26,168
                                  ---------    ---------      ---------
Crown Books' credit facility         16,487                      16,487
                                  ---------                   ---------
Obligations under capital
  leases                             42,041      (30,492)(c)     11,549
                                  ---------    ---------      ---------
Reserve for closed facilities
  and restructuring                  25,117                      25,117
                                  ---------                   ---------
Deferred income taxes                 4,845                       4,845
                                  ---------                   ---------
Shoppers Food Senior Notes          200,000                     200,000
                                  ---------                   ---------
Other Liabilities                     2,068                       2,068
                                  ---------                   ---------

Commitments and Contingencies
Minority interests                   63,955          (82)(e)     63,873
                                  ---------    ---------      ---------

Stockholders' Equity
  Class A common stock                1,965                       1,965
  Class B common stock                  500                         500
  Paid-in capital                    79,033                      79,033
  Notes receivable-shareholder      (65,130)                    (65,130)
  Unrealized losses on
    short-term investments               30                          30
  Retained earnings                 101,333       (2,474)(f)     98,859
  Treasury Stock, Class A
    common stock                     (1,749)      (6,759)(g)     (8,508)
  Treasury Stock, Class B
    common                             (288)     (14,697)(h)    (14,985)
                                  ---------    ---------      ---------
    Total Stockholders' Equity      115,694      (23,930)        91,764
                                  ---------    ---------      ---------
Total Liabilities and
  Stockholders' Equity            $ 720,761    $ (46,592)     $ 674,169
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

The retail book market is highly competitive. The two largest book chains continue to open additional new stores each year in Crown Books' markets, thereby continuing to increase the overall level of competition. Management believes that the markets in which it operates will remain highly competitive in the foreseeable future and, as a result, Crown Books will be significantly challenged to improve operating results in fiscal 1998.

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

In connection with its expansion plan, Crown Books will need to increase its borrowing under its revolving credit facility subject to limitations contained in the loan agreement. To increase the limit from $25.0 million to $35.0 million, Crown Books is required to maintain a minimum tangible net worth of $73.0 million as of the fiscal year end preceding the election and for each fiscal year end thereafter, and to maintain a minimum tangible net worth of $70.0 million as of the election date and thereafter, in addition to other covenants. To increase the limit from $35.0 million to $50.0 million, Crown Books is required to maintain a minimum tangible net worth of $75.0 million as

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

of the fiscal year end preceding the election and for each fiscal year end thereafter, in addition to other covenants. As of February 1, 1997 and August 3, 1997, Crown Books' tangible net worth was $84.5 million and $77.6 million, respectively. There can be no assurance that Crown Books' tangible net worth will meet the requirements to increase its revolving credit facility availability above the current $25.0 million limit. There also can be no assurance that if the limit is increased above $25.0 million, that Crown Books' will maintain the required minimum tangible net worth and that it would be able to pay down the revolving credit facility as required. As of August 2, 1997, Crown Books' net deferred tax asset was $12.8 million. If Crown Books' performance does not significantly improve, Crown Books may conclude that it will need to reserve for the asset's recovery. If this event occurs, Crown Books' tangible net worth would likely decrease below $70 million and as a result, Crown Books' borrowing under the credit facility would be limited to $25 million. If Crown Books' borrowing is limited to $25 million and its performance does not sufficiently improve, the Crown Books intends to significantly reduce its expansion plans and take other actions to improve liquidity.

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

Funding of Possible Settlements

Dart and its principal subsidiaries have entered into an agreement to settle certain litigation and enter other related transactions with Robert M. Haft, Gloria G. Haft, Linda G. Haft and certain related parties. In addition, settlement discussions are continuing with each of Herbert H. Haft and Ronald S. Haft. The aggregate payments estimated to be paid by Dart and its subsidiaries in connection with these possible settlements, if all of them occur, would be approximately $92 million (including a loan of $10 million), part of which would be deferred. It is anticipated that Dart would pay substantially all of this amount, though a portion (yet to be determined) could be allocated to Trak Auto and Crown Books. Allocation of any actual settlement obligations among the companies would be in proportion to reflect relative benefits each company receives, as determined by their boards of directors after consultation with outside advisors.

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

Selling and administrative expenses were 21.9% and 22.3% as a percentage of sales for the 26 and 13 weeks ended August 2, 1997 compared to 20.4% for both the 26 and 13 weeks ended August 3, 1996. The increases for the 26 and 13 weeks

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

were due primarily to increased advertising costs (largely due to Trak Auto's entry into the Milwaukee market) and increased payroll costs, as a percentage of sales, due to the decrease in sales during the first quarter.

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

Cost of sales, store occupancy and warehousing as a percentage of sales were 83.5% and 84.6% for the 26 and 13 weeks ended August 2, 1997 compared to 82.0% and 82.1% for the same periods one year ago. The increases were due to increased store occupancy costs and decreased gross margins.

Selling and administrative expenses as a percentage of sales were 21.6% and 22.0% for the 26 and 13 weeks ended August 2, 1997 compared to 20.2% and 19.8% for the same periods one year ago. The increases were due primarily to

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

increased payroll costs and consulting fees for new management information systems.

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

Sales decreased by $0.2 million, from $419.7 million during the 26 weeks ended August 3, 1996 to $419.5 million during the 26 weeks ended August 2, 1997. Sales decreased by $1.1 million, from $210.6 million during the 13 weeks ended August 3, 1996 to $209.5 million during the 13 weeks ended August 2, 1997. Comparable store sales decreased 0.5% and 1.5% during the 26 weeks and 13 weeks ended August 2, 1997, respectively. The decreases were the result of extremely competitive market conditions which affect the geographical area in which the Company operates including the expansion of other supermarket chains into this market.

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

Selling and administrative expenses increased by $2.3 million (3.1%), from $74.4 million during the 26 weeks ended August 3, 1996 to $76.7 million during the 26 weeks ended August 2, 1997 and increased by $1.1 million (3.0%), from $38.0 million during the 13 weeks ended August 3, 1996 to $39.1 million during the 13 weeks ended August 2, 1997. Selling and administrative expenses, as a percentage of sales, increased from 17.7% and 18.0% during the 26 weeks and 13 weeks ended August 3, 1996 to 18.3% and 18.7% during the 26 weeks and 13 weeks ended August 2, 1997. The increases were primarily attributable to increased payroll costs associated with negotiated union rates and store remodeling, to expenses associated with a new store opened in July 1997 and a new store opened

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

in  August 1997.

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

Net income decreased by $8.8 million, from $12.4 million during the 26 weeks ended August 3, 1996 to $3.6 million during the 26 weeks ended August 2, 1997 and by $7.2 million, from $5.9 million during the 13 weeks ended August 3, 1996 to a net loss of $1.3 million during the 13 weeks ended August 2, 1997. These decreases were primarily attributable to increased interest expense associated with the Company's indebtedness and the extraordinary item discussed above offset by the cumulative change in accounting principle.

Total Beverage

Sales decreased $349,000 from $13,857,000 during the 26 weeks ended August 3, 1996 to $13,508,000 during the 26 weeks ended August 2, 1997 due to sales last

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

year ($721,000) at a store closed in April 1996. Sales increased $296,000 from $6,837,000 during the 13 weeks ended August 3, 1996 to $7,133,000 during the 13 weeks ended August 2, 1997. Comparable store sales increased 2.8% and 4.3% during the 26 and 13 weeks ended August 2, 1997, respectively.

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

                                                    DART GROUP CORPORATION

Date:  December 1, 1997                        By:  Ronald T. Rice
       ------------------                           ---------------------------
                                                    RONALD T. RICE
                                                    Assistant Vice President

Date:  December 1, 1997                             Mark A. Flint
       ------------------                           ---------------------------
                                                    MARK A. FLINT
                                                    Senior Vice President and
                                                      Chief Financial Officer