Form 10-K
period 1998-01-31
DART GROUP CORP
filed 1998-05-01
CIK 26938

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                                   (Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to _________

Commission file number 0-1946

                             DART GROUP CORPORATION
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                  53-0242973
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

 3300 75th Avenue, Landover, Maryland                  20785
--------------------------------------               ---------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code         (301) 226-1200

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $1.00 per share
                          ---------------------------
                                (Title of Class)

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

At April 30, 1998, the registrant had 1,208,250 shares of Common Stock outstanding. The aggregate market value of such shares held by non-affiliates of the registrant, based on the closing price of the Common Stock as reported on the Nasdaq National Market on April 30, 1998, was approximately $192,292,000.

                                Table of Contents

                                     PART I

                                                                                   Page
                                                                                   ----
Item 1.    Business.............................................................     3

Item 2.    Properties...........................................................    22

Item 3.    Legal Proceedings....................................................    25

Item 4.    Submission of Matters to a Vote of
             Security Holders...................................................    33

PART II

Item 5.    Market for the Registrant's Common Equity and
             Related Stockholder Matters........................................    34

Item 6.    Selected Financial Data..............................................    35

Item 7.    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations.........................................................    37

Item 7A.   Quantitative and Qualitative Disclosures About
             Market Risk........................................................    57

Item 8.    Financial Statements and Supplementary Data..........................    58

Item 9.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.............................   119

PART III

Item 10.   Directors and Executive Officers of the
             Registrant.........................................................   120

Item 11.   Executive Compensation...............................................   123

Item 12.   Security Ownership of Certain Beneficial Owners
             and Management.....................................................   132

Item 13.   Certain Relationships and Related Transactions.......................   134

PART IV

Item 14.   Exhibits, Financial Statement Schedules and
             Reports on Form 8-K................................................   135

                                     PART I

Forward-looking Statements

Statements in this report that are not historical in nature, including references to beliefs, anticipations or expectations, are forward-looking. Such statements are subject to a wide variety of risks and uncertainties that could cause actual results to differ materially from those projected, including without limitation the consummation of the Merger (as defined below), the ability of the Company (as defined below) to open new stores and close other stores, the sufficiency of recorded reserves for restructuring and store closings, the availability of capital to fund operations generally and particularly with respect to uncertainties regarding the operations and liquidity of Crown Books (as defined below), the ability of Crown Books to renegotiate existing credit arrangements or enter into new credit arrangements, the effect of national and regional economic conditions, the effect of increased competition in the markets in which the Company operates and other risks described from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the results of any revisions to these forward-looking statements, which revisions may be made to reflect any future events or circumstances, other than through its regular quarterly and annual financial statements, and through the accompanying discussion and analysis contained in the Company's Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

Item 1.   Business

GENERAL

Dart Group Corporation ("Dart") was incorporated in Delaware in 1960 and operates retail discount auto parts stores through Trak Auto Corporation ("Trak Auto"), retail discount book stores through Crown Books Corporation ("Crown Books"), retail discount grocery business through Shoppers Food Warehouse Corp. ("Shoppers") and retail discount beverage stores through Total Beverage Corporation ("Total Beverage"). Dart, Trak Auto, Crown Books, Shoppers, Total Beverage and Dart's other direct and indirect wholly-owned and majority-owned subsidiaries and majority-owned partnerships are referred to collectively as the "Company". Dart owns 67.1% of the outstanding common stock of Trak Auto, 52.3% of the outstanding common stock of Crown Books and 100% of the outstanding common stock of Shoppers and Total Beverage. Dart has owned at least 50% of the outstanding common stock of Shoppers since fiscal 1989. On February 6, 1997, Dart acquired the shares of Shoppers's outstanding common stock that it did not already own and Shoppers became a wholly-owned subsidiary of Dart. On April 13, 1998, Dart agreed to sell Total Beverage for a cash purchase price equal to Total Beverage's stockholders equity as of the closing (adjusted to remove certain intercompany obligations) plus an agreed upon premium approximately $8.2 million after elimination of intercompany debt (which amount is subject to adjustment). See the section of this Item 1 entitled "Total Beverage Corporation-Recent Developments". On January 31, 1998, there were 181 Trak Auto, 179 Crown Books, 37 Shoppers and five Total Beverage stores. The common stock, par value $1.00 per share, of Dart (the "Common Stock") is traded on the Nasdaq National Market under the symbol DART and the common stocks of Trak Auto and Crown Books are traded on the Nasdaq National Market under the symbols TRKA and CRWN, respectively. The common stock of Shoppers and Total Beverage is not publicly traded.

PLANNED MERGER

On April 9, 1998, Dart entered into an Agreement and Plan of Merger (the "Merger Agreement") with Richfood Holdings, Inc. ("Richfood Holdings") and a subsidiary of Richfood Holdings ("Acquisition Subsidiary") pursuant to which Dart has agreed to become a wholly owned subsidiary of Richfood Holdings. Pursuant to the terms of the Merger Agreement, Richfood Holdings has agreed to (1) make a cash tender offer (the "Offer") for (a) all of the issued and outstanding shares of Common Stock at a price of $160.00 per share and (b) all options to acquire shares of Common Stock at a price equal to the excess, if any, of $160.00 over the strike price of each such option (collectively, the "Merger Consideration") and (2) take all steps necessary to cause Acquisition Subsidiary to merge with and into Dart (the "Merger") in a transaction in which (a) Dart will become a wholly owned subsidiary of Richfood Holdings, (b) the remaining outstanding shares of Common Stock will be cancelled and become convertible into the right to receive $160.00 in cash, and (c) the remaining outstanding options to acquire Common Stock will become convertible into the right to receive in cash the excess, if any, of $160.00 over the strike price of such options.

The Offer is subject to a number of customary conditions. The Merger is subject to the tender in the Offer of a majority of shares of Common Stock on a fully diluted basis and to other customary conditions, including the receipt of regulatory approvals and the absence of material adverse effects on the business or financial conditions of Dart and its subsidiaries, taken as a whole, with certain limited exceptions. There can be no assurance that either the Offer or the Merger will be consummated.

TRAK AUTO CORPORATION

Operations

Trak Auto operates retail discount auto parts stores in the metropolitan areas of Washington, D.C., Richmond, Virginia, Chicago, Illinois and Milwaukee, Wisconsin, and in central Pennsylvania. During the year ended January 31, 1998, Trak Auto sold its operations in the Los Angeles, California market and closed its Pittsburgh, Pennsylvania operations.

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

Trak Auto characterizes its stores as "Classic Trak" stores,"Super Trak" stores and "Super Trak Warehouse" stores. Classic Trak stores are typically between 5,000 and 6,000 square feet and carry 10,000 different product item numbers or "SKU's."

Super Trak stores are typically between 6,000 and 11,000 square feet and carry approximately 5,000 more SKU's than Classic Trak stores, concentrated primarily in hard part categories. Additionally, Super Trak stores feature special order services that permit customers to access virtually any automotive part, including engines. The stores also offer extensive technical assistance through computerized parts look-up, instruction for repairs, free use of specialized tools, and factory trained parts personnel.

Super Trak Warehouse stores are typically between 11,000 and 24,000 square feet and carry approximately 30,000 SKU's. The added SKU's are composed of additional application parts.

Trak Auto's stores use modern fixtures and equipment and the interiors have been standardized, so that the interiors of new stores can be assembled quickly. The stores are open seven days a week. No store contributed more than 1.0% to Trak Auto's consolidated sales during the year ended January 31, 1998.

Trak Auto believes that Super Trak stores represent the strongest segment of its business. Since 1993, Trak Auto has successfully opened or converted 87 Super Trak stores excluding the Los Angeles and Pittsburgh markets. Trak Auto anticipates that all of its new stores will be Super Trak stores in existing and possibly new markets. As of January 31, 1998, Trak Auto had entered into lease agreements to open two new stores in Chicago, Illinois.

Trak Auto generally purchases merchandise directly from a large number of manufacturers and suppliers. Trak Auto's distribution system is computerized, utilizing an automated replenishment and perpetual inventory system to generate shipments of product from distribution centers in Landover, Maryland and Bridgeview, Illinois. The required items are generally assembled and packaged for delivery in the order in which they will be unpacked and displayed on the shelves at the retail stores, promoting store efficiency. Inventories are monitored both at the stores and in the distribution centers to determine purchase requirements. Trak Auto has a computerized point of sale ("POS") register system in every store. Trak Auto uses scanners to identify most merchandise at the register and uses a price look-up function to price the sale. Most merchandise is pre-labeled with bar codes provided by the manufacturers.

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

                                                    Number of Stores
                                                  at end of fiscal year
                                        ----------------------------------------
Metropolitan Area                       1994     1995     1996     1997     1998
-----------------                       ----     ----     ----     ----     ----
 Chicago, Illinois                        97       86       79       82       81
 Los Angeles, California                 116      104       96       93       --
 Pittsburgh, Pennsylvania                 --       --       14       16       --
 Central Pennsylvania                     --       --       --        2        7
 Richmond, Virginia                       15       11       10        9        9
 Milwaukee, Wisconsin                     --       --       --        7        8
 Washington, D.C                          86       81       77       77       76
                                         ---      ---      ---      ---      ---
          Total                          314      282      276      286      181

The following tables set forth the number of stores of each of Classic Trak, Super Trak, and Super Trak Warehouse that were opened, closed or remodeled during each of the last five fiscal years, as well as the total number of such stores as of the end of each such fiscal year.

Super Trak Stores                               1994   1995   1996   1997   1998
-----------------                               ----   ----   ----   ----   ----
 Opened during the year                           62     34     17     14      9
 Closed or converted to Super Trak Warehouse
   during the year                                 1      1     10      5     12
 Sold during the year                             --     --     --     --     32

Super Trak Warehouse Stores
---------------------------
 Opened during the year                           --      7     23     14      1
 Closed or converted to Super Trak during
   the year                                       --     --     --     --      5
 Sold during the year                             --     --     --     --     14

Classic Trak Stores
-------------------
 Opened during the year                            1     --     --     --     --
 Closed or converted to Super Trak or Super
   Trak Warehouse during the year                 65     72     36     13     16
 Sold during the year                             --     --     --     --     36

Total Open at End of Year
-------------------------
Super Trak Stores                                 73    106    113    122     87
Super Trak Warehouse Stores                       --      7     30     44     26
Classic Trak Stores                              241    169    133    120     68

Sales and Closings of Stores

On October 6, 1997, Trak Auto entered into a purchase agreement (the "Purchase Agreement") with CSK Auto, Inc. ("CSK") pursuant to which Trak Auto agreed to sell to CSK its interest in its California operations (including inventory, store fixtures and the assignment of store leases). Trak Auto and CSK closed the transaction on December 8, 1997 for an aggregate purchase price of approximately $32.8 million. Ninety percent (90%) of the aggregate purchase price, or $30.2 million, was paid in cash at the closing. The remaining ten percent (10%) was paid upon finalization of the inventory valuation. Trak Auto realized a pre-tax loss of $8.2 million (net of a reduction in the LIFO reserve of approximately $2.3 million) on the sale to cover losses associated with the sale of assets and exposure under remaining lease obligations. Trak Auto has recorded these estimated losses in the accompanying Consolidated Statements of Operations.

On January 31, 1998, Trak Auto closed 15 stores in the Pittsburgh, Pennsylvania market. The stores were closed as a result of disappointing operating results and Trak Auto recorded a loss of approximately $14.9 million in connection with the closing of the Pittsburgh area stores.

Trak Auto intends to continue its practice of reviewing the profitability trends and prospects of existing stores. Trak Auto may from time to time close, relocate or sell stores (or groups of stores) that are not satisfying certain performance objectives.

Store Closing Reserves

Trak Auto continually evaluates its store operations and the need to close, relocate, or expand stores or convert existing Classic Trak stores into Super Trak or Super Trak Warehouse stores. Trak Auto recognizes store closing costs when management decides to close a store. In prior years, Trak Auto has also recognized the anticipated costs for closing, relocating, expanding and converting existing stores to the Super Trak and Super Trak Warehouse concepts. The costs associated with store closings are primarily unrecoverable lease obligations (rent, real estate taxes and common area charges, net of estimated sublease income) and the book value of leasehold improvements as of the actual store closing date.

As of January 31, 1998, Trak Auto had a reserve of $12,838,000 for store closings. The reserve relates to 30 stores that have been closed. The activity in the closed store reserve during the last two years is as follows:

                                                      (dollars in thousands)
                                                         1998        1997
                                                       --------    --------
Reserves, beginning of year                            $  2,644    $  4,491
Net provision recorded/(charges)                         10,194      (1,847)
                                                       --------    --------
Reserves, end of year                                  $ 12,838    $  2,644
                                                       ========    ========

The increase in fiscal 1998 is primarily due to closing 15 stores in the Pittsburgh, Pennsylvania market as a result of the poor performance of the stores.

The total unrealizable store lease obligation of Trak Auto at January 31, 1998 is $12,838,000 and the amount of such unrealizable lease obligation allocable to related party leases is approximately $834,000. The closed store reserve as of January 31, 1998 is expected to be utilized as follows:

                                 (dollars in thousands)
                           Fiscal
                            Year                       Total
                          ---------                   -------
                          1999                        $ 2,086
                          2000                          1,434
                          2001                          1,271
                          2002                          1,107
                          2003                            969
                          2004-2005                     5,971
                                                      -------
                            Total                     $12,838
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

CROWN BOOKS CORPORATION

New Management

With the exception of the Vice President of Merchandising, all of Crown Books' corporate officers have been retained by Crown Books near or subsequent to January 31, 1998. The president joined Crown Books in mid-January. The Vice President of Operations and the new Chief Financial Officer joined Crown Books in February. The Chief Information Officer joined Crown Books in March.

Liquidity Issues

Crown Books has suffered substantial declines in financial performance and substantial deterioration of its business in recent years and is currently exploring alternatives for maintaining adequate liquidity. Negotiations are underway with Crown Books principal vendor to extend the payment schedule of accounts payable due to the vendor, but no agreement has been reached. There can be no assurance that this vendor or other vendors will continue to ship inventory to Crown Books or that there will not be further significant decline in Crown Books' business and financial condition.

Under the terms and conditions of its revolving credit facility, Crown Book is currently permitted to borrow up to a maximum of $25 million. As of April 28, 1998, Crown Books had borrowed $22.2 million under its credit facility and had $2.8 million in availability. Crown Books is negotiating with its lenders either to increase its borrowing capacity under its existing credit facility or to enter into a new credit facility with increased borrowing capacity. Management of Crown Books believes that it will either amend its existing facilities or enter a new credit facility in May 1998. There can be no assurance, however, that Crown Books will succeed in its attempt to increase its existing credit facility or obtain a new credit facility. If Crown Books is not successful in increasing its borrowing availability or otherwise improving its liquidity situation, there can be no assurance that Crown Books will have sufficient liquidity to operate its business and remain a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should Crown Books be unable to continue as a going concern.

Internal Controls

During the year ended January 31, 1998, under its prior management team, Crown Books implemented a new accounts payable/inventory system without the system being completely tested and interfaced with the store systems. As a result of implementation problems with the system, Crown Books has been unable to determine in an accurate and timely manner the purchases and amounts payable for each vendor throughout the year. Additionally, reconciliations of certain key general ledger accounts, including cash, accounts payable and inventory, were not performed on a timely basis during the year and the adjustment to reconcile the general ledger to the physical inventory at year-end was unusually high. Significant effort was required in connection with the year-end financial statement closing process to reconcile these accounts, determine the nature of any reconciling items and record adjustments to correct errors or omissions to these accounts.

Since February 1998, Crown Books, under its new management, has invested a substantial effort and made improvements in the controls and procedures relating to the above mentioned items. To date these improvements have not resolved the problems and efforts need to continue to enable Crown Books to produce accurate financial data in a timely and efficient manner. As a result of the foregoing issues, Crown Books' independent public accountants advised Crown Books that in their view, there is a material weakness in Crown Books' internal control structure. Management of Crown Books intends to continue its efforts to improve internal control and procedures.

Operations

Crown Books operates retail discount book stores. These stores offer popular hardback and paperback books, newspapers, magazines, books on tape, videos, reference materials and other items and accessories.

Crown Books responds to the demand for books at value prices and provides quality service to its customers. Crown Books sells hardbacks on The New York Times best seller list at 40% below the publishers' suggested retail prices, paperbacks on The New York Times best seller list at 25% below the publishers' suggested retail prices, other new books at 10% to 15% below the publishers' suggested retail prices. Crown Books sells publishers' over-stock, reprints and former best sellers at significant discounts from the publishers' original suggested retail prices. In addition, Crown Books allows customers at all stores to special order books not stocked in inventory.

Crown Books characterizes its stores as "Classic Crown Books" stores and "Super Crown Books" stores. Classic Crown Books stores range in size from approximately 2,000 to 6,000 square feet and carry from approximately 25,000 to 40,000 titles. Super Crown Books stores range in size from approximately 6,000 to 35,000 square feet, carry as many as 80,000 titles and also carry a wider selection of non-book products and accessories. The interior of Crown Books's stores is standardized, so that the stores can be assembled quickly. Most of the stores are open seven days a week.

The new prototype Super Crown Books store is targeted to occupy 15,000 square feet, although Crown Books recognizes that opportunities exist in smaller-size locations. The new prototype is based on an ongoing assessment of what contributes to Crown Books's customers' shopping experience. This includes a new floor layout with convenient adjacencies; upgraded fixtures, signage and lighting; and expanded non-book merchandise such as book accessories, CDs and computer software.

Crown Books believes that its superstore concept presents growth opportunities and intends to open new Super Crown Books stores. Crown Books immediate focus is on existing markets, but it may consider expansion into new markets. As of January 31, 1998, Crown Books had entered into lease agreements to open four new stores.

In the past, Crown Books purchased its merchandise from a large number of publishers and suppliers for direct shipment to the stores and to its three internal warehouses for distribution to the stores. In January 1998, Crown Books decided to outsource the majority of its warehouse operations through Ingram's warehouse system. Crown Books' buyers continue to work with the publishers and suppliers to select merchandise for the stores. Although this merchandise passes through the Ingram warehouses, it is tracked separately from Ingram's other inventory. Crown Books still collects promotional fees due from the publishers and suppliers. Crown Books also places orders through other warehouse sources and directly from publishers and suppliers so that Crown Books is not dependent on any single publisher or supplier.

Crown Book advertises extensively, primarily through newspapers, stressing its value pricing policy. Crown Books satisfies regional and local consumer preferences by tailoring the selections and quantities of books that it makes available in individual stores. Crown Books also arranges for special appearances and book autographing sessions with recognized authors to attract customers and to build and reinforce customer awareness of its stores.

All major merchandising decisions concerning pricing, advertising and promotional campaigns, as well as the initial ordering of inventory for each store, are managed centrally at Crown Books's headquarters in Landover, Maryland. Inventories are monitored both at stores and in the Crown Books' headquarters to determine purchase requirements. In general, unsold books and magazines can be returned to the publishers for credit.

All Super Crown Books stores and all Classic Crown Books stores have computerized point of sale and inventory management systems ("systems"). The systems enable store personnel to scan bar coded merchandise resulting in less time to process the sales transaction with more accurate pricing. The systems are designed to provide detailed inventory information on an item-by-item basis to store management.

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

The following table sets forth by metropolitan area the locations of Crown Books's stores for each of the last five fiscal years:

                                                    Number of Stores
                                                  at end of fiscal year
                                        ----------------------------------------
Metropolitan Area:                      1994     1995     1996     1997     1998
------------------                      ----     ----     ----     ----     ----
 Chicago, Illinois                        43       37       32       36       37
 Dallas, Texas                            --       --       --       --        3
 Houston, Texas                            6        6        6        8       11
 Los Angeles, California                  68       59       51       47       43
 Philadelphia, Pennsylvania               --       --       --       --        4
 San Diego, California                    17       12        9        5        8
 San Francisco, California                31       24       20       20       21
 Seattle, Washington                      15       11       11       12       13
 Washington, D.C                          60       47       43       40       39
                                         ---      ---      ---      ---      ---
   Total                                 240      196      172      168      179
                                         ===      ===      ===      ===      ===

The following tables set forth the number of stores of each of Classic Crown Books and Super Crown Books that were opened, closed or remodeled during each of the last five fiscal years, as well as the total number of such stores as of the end of each fiscal year.

                                            1994    1995    1996    1997    1998
                                            ----    ----    ----    ----    ----
Super Crown Books stores:
-------------------------
  (including new prototype)
   Opened during the year                     37      12      16      27      26
   Closed during the year                      4       3       2       2       4
Classic Crown Books stores:
---------------------------
   Opened during the year                      5       2      --      --      --
   Closed during the year                     45      55      38      29      11
Total Stores Open at end of year:
---------------------------------
   New prototype superstore                   --       9      25      54      79
   Prior Format Super Crown
     Books stores                             61      61      59      55      52
   Classic Crown Books stores                179     126      88      59      48

Crown Books intends to continue its practice of reviewing the profitability trends and prospects of existing stores and may close or relocate under-performing stores.



Restructuring Reserves

In fiscal years 1993 and 1994, Crown Books determined that a number of the smaller Classic Crown Books stores were not competitive in an industry moving to larger stores. Consequently, Crown Books recorded restructuring charges totaling $12,800,000 during these two years for the anticipated costs for closing certain of the smaller Classic Crown Books stores and relocating, expanding and converting certain of such stores to the Super Crown Books concept. These costs primarily represent unrecoverable lease obligations (net of estimated sublease income) and the book value of leasehold improvements at the estimated closing date. The activity in the restructuring reserves during the last three fiscal years was as follows:

                                                    (dollars in thousands)
                                               1998         1997         1996
                                             --------     --------     --------
Restructuring Reserve, beginning of year     $  1,507     $  7,025     $ 10,515
Less: Payments and charges                       (426)      (1,653)      (1,439)
      Reversal of reserves, net                   (88)      (3,865)      (2,051)
                                             --------     --------     --------
Restructuring Reserve, end of year           $    993     $  1,507     $  7,025
                                             ========     ========     ========

During the last three fiscal years, Crown Books reversed portions of the restructuring reserve as a result of (i) management decisions not to close certain stores that had been scheduled for closing, (ii) stores that were closed under negotiated lease settlements that were more favorable than expected, and
(iii) the postponement of certain store closings.

The remaining restructuring reserve relates to nine stores, of which four have been closed as of January 31, 1998, with lease obligations ranging from one to 84 months. The lease obligation allocable to related party leases is approximately $415,000. The restructuring reserve is expected to be utilized as follows:

                                (dollars in thousands)
                                 Lease           Leasehold
             Fiscal           Obligations      Improvements
              Year          (Cash Outflows)     & Fixtures         Total
            ---------       ---------------    ------------      ---------
            1999               $     223         $      --       $     223
            2000                     347                 4             351
            2001                     100                --             100
            2002                      61                --              61
            2003                      61                --              61
            2004-2005                197                --             197
                               ---------         ---------       ---------
            Total              $     989         $       4       $     993
                               =========         =========       =========

Since the recorded restructuring reserve represents an estimate based upon anticipated store closing dates and the book value of the leasehold improvements at the time a store is closed, the actual amounts of costs associated with store closings may be different from the reserve.

Store Closing Reserve

Crown Books continually evaluates its store operations and the need to close stores that do not perform satisfactorily. Crown Books recognizes store closing costs when management decides to close a store. The costs primarily represent unrecoverable lease obligations (net of estimated sublease income) and the book value of leasehold improvements at the estimated closing date. The activity in the closed store reserve during the last three fiscal years is as follows:

                                                  (dollars in thousands)
                                              1998        1997        1996
                                            --------    --------    --------
Closed Store Reserve, beginning of year     $  8,034    $ 10,850    $ 20,241
Less: Payments and charges                    (1,667)     (1,764)     (2,648)
      Reversal of reserves, net               (1,546)     (1,052)     (6,743)
                                            --------    --------    --------
Closed Store Reserve, end of year           $  4,821    $  8,034    $ 10,850
                                            ========    ========    ========

During the last three fiscal years, Crown Books reversed portions of the closed store reserve as a result of (i) management decisions not to close certain stores that had been scheduled for closing, (ii) stores that were closed under negotiated lease settlements that were more favorable than expected, and (iii) the postponement of certain store closings.

The remaining closed store reserve relates to 41 stores, of which 12 have been closed as of January 31, 1998, with lease obligations ranging from one to 71 months. The lease obligation allocable to related party leases is approximately $582,000. The closed store reserve is expected to be utilized as follows:

                               (dollars in thousands)
                                 Lease          Leasehold
            Fiscal            Obligations      Improvements
             Year           (Cash Outflows)     & Fixtures         Total
           ---------        ---------------    ------------       --------
           1999               $   1,193          $    405         $  1,598
           2000                   1,386               136            1,522
           2001                     890               101              991
           2002                     470                45              515
           2003                     109               --               109
           2004-2005                 86               --                86
                              ---------          --------         --------
           Total              $   4,134          $    687         $  4,821
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

SHOPPERS FOOD CORPORATION

Operations

Shoppers is a leading supermarket operator in Greater Washington, D.C. (as defined below), operating 37 stores that target the price-conscious segment of the market in densely populated suburban areas under the "Shoppers Food Warehouse" and "Shoppers Club" names. Shoppers operates warehouse-style, price impact supermarkets that are each positioned to offer the lowest overall prices in its market area by passing on to the consumer savings achieved through labor efficiencies and lower overhead associated with the warehouse format, while providing the product selection and quality associated with a conventional format. Shoppers' store equipment and facilities are generally in good condition. Shoppers stores are generally open 18 hours per day seven days a week (allowing for shelf restocking while the stores are closed) and offer a full range of fresh produce, fresh baked goods, fresh meats and seafood, frozen foods, traditional grocery items and certain non-food items such as health and beauty aids, cookware, greeting cards, magazines and seasonal items. Shoppers' stores also have service delicatessens with some stores offering hot and cold prepared food and self-service soup and salad bars.

Shoppers' stores offer products at prices that generally range from 15% to 20% below those of its primary supermarket competitors. Merchandise is presented on warehouse-style racks in full cartons, reducing labor-intensive unpacking and customers bag their own groceries. In-store operations are also designed to allow customers to perform certain labor-intensive services usually offered in conventional supermarkets. For example, Shoppers' stores generally do not provide service staff to support the bakery and floral departments or the meat and seafood refrigerated cases, although the stores provide service in these departments at the request of customers.

Shoppers' stores generally are constructed with high ceilings to accommodate warehouse racking with overhead pallet storage. Wide aisles accommodate forklifts and, compared to conventional supermarkets, a higher percentage of total store square footage is devoted to retail selling because the top of the warehouse-style grocery racks on the sales floor are used to store inventory, which reduces the need for large backroom storage and restocking trips.

Notwithstanding the "warehouse" name, physical features and low-price reputation, Shoppers' stores have more in common with conventional supermarket chains than with so-called "warehouse clubs." No membership fee is charged at Shoppers stores, which offer a selection of popular-sized national brands and private label products as well as high quality produce, meat and seafood. The product offerings are similar to those of conventional supermarkets with slightly more emphasis on larger package sizes and with less emphasis on extensive brand and size selection. All 37 of Shoppers' supermarkets have a delicatessen, a bakery and a floral department while 21 stores have a beer and wine department.

While similar in most respects to conventional supermarket operators, Shoppers distinguishes itself by providing low-price leadership while still emphasizing quality. Shoppers does this by offering an unusual combination of higher-end specialty departments with self-service and discount price features. In addition, unlike traditional supermarkets, Shoppers stores offer a greater selection of "club size" products, along with popular-sized brands. Through this approach, Shoppers has established a unique niche among supermarket operators in Greater Washington, D.C.

Shoppers' stores range in size from approximately 20,000 to 77,000 total square feet and average approximately 47,000 square feet. The Shoppers stores can be categorized by size as follows: (i) 10 stores smaller than 40,000 square feet;
(ii) 12 stores ranging from 40,000 to 50,000 square feet; and (iii) 15 stores larger than 50,000 square feet. The stores in the first category generally represent older stores located in densely populated areas in which little or no supermarket expansion could be expected due to the limited availability of real estate locations. Despite their age and size, as a group, these stores generally continue to perform well in terms of sales per square foot and profitability. The next size category represents stores which more closely resemble the store sizes operated by conventional supermarket competitors in the local area. Finally, the category representing the largest size stores includes the eight "Shoppers Club" supermarkets (averaging approximately 67,800 total square feet per store). These larger size supermarkets generally have more space devoted to specialty departments and offer more "club pack" size products.

Shoppers is the largest supermarket chain targeting the price-conscious segment in Greater Washington, D.C. The two primary competitors of Shoppers are Giant Food, Inc. ("Giant") and Safeway Inc. ("Safeway"), both of which operate in the higher-service, higher-price segment. Overall, Shoppers has the third largest market share in Greater Washington, D.C. On a combined basis, Shoppers, Giant and Safeway have 84% of the market share in this area. Shoppers' share of the Greater Washington, D.C. market has increased from 11.9% in 1992 to 13.6% in 1997; Shoppers believes that it exceeds the fourth largest competitor by almost four times. During the same period, Giant's market share decreased from 45.9% to 42.9% while Safeway's market share increased from 27.1% to 27.5%.

"Greater Washington, D.C." includes Washington, D.C.; Calvert, Charles, Frederick, Montgomery and Prince George's counties in Maryland; Arlington, Fairfax, Loudoun, Prince William and Stafford counties in Virginia; and the independent cities of Alexandria, Fairfax and Falls Church in Virginia. Shoppers does not, however, operate any stores in the city of Washington, D.C.

Store Expansion and Remodeling

Shoppers strategy is to open large new stores and upgrade existing stores. Shoppers opened three new stores since July 1997 and has signed a lease to open one new store (between 65,000 and 75,000 square feet) during the next fiscal year. Also during this period, Shoppers is considering expanding or remodeling at least two stores. Since 1992, Shoppers has opened 15 new stores (while closing four stores) and remodeled seven stores. Of its existing 37 stores, 27 are larger than 40,000 square feet, and all but one of these 27 stores were opened, remodeled or expanded during the last ten years. Shoppers believes that its existing supermarkets generally have well-established locations with favorable lease terms (including multiple options), are in good condition and require only routine maintenance.

The following chart sets forth certain information concerning Shoppers stores during the past five fiscal years:

                                                           Fiscal Year
                                                --------------------------------
                                                1994   1995   1996   1997   1998
                                                ----   ----   ----   ----   ----
Number of Stores at Beginning of Period           35     35     33     34     34
New Stores Opened                                  1      0      1      0      3
Stores Closed                                      1      2      0      0      0
                                                  --     --     --     --     --
Stores at End of Period                           35     33     34     34     37
Remodeled/Expanded                                 2      1      0      2      0

In fiscal 1998, Shoppers opened a 74,864 square foot store in Fredericksburg, Virginia, a 68,974 square foot store in Falls Church, Virginia and a 76,774 square foot store in Alexandria, Virginia. In the following two fiscal years, Shoppers expects to open stores in College Park, Maryland and Landover, Maryland.

Product Selection

Shoppers believes that in recent years consumers have shown an increasing preference for food stores that offer not only the wide variety of food and non-food items carried by conventional supermarkets, but also an expanded assortment of high-quality specialty food items and fresh produce. To respond to this trend, Shoppers offers a complete line of produce, fresh baked goods, freshly packaged meat and seafood products and floral assortments and provides service in these departments at the customer's request. This strategy provides consumers with a wider selection of better quality products and convenience foods, while shifting its sales mix toward higher gross margin products.

Shoppers' largest supermarkets now carry over 25,000 SKU's. Its merchandising program is designed to offer customers a wide selection of products at prices that generally range from 15% to 20% below those of its primary supermarket competitors. Shoppers accomplishes this by carrying slightly fewer items than its local supermarket competitors, primarily through pursuing less duplication of products in smaller sizes. This program also includes a critical assessment of existing store layouts, shelving, and product mix. Shoppers monitors SKUs to identify slow-moving products that may be replaced with new products.

Shoppers stores carry a variety of grocery and general merchandise under private label names, including "Richfood" and "Shoppers Food Warehouse," which currently account for approximately 7% of its sales. Private label products are of a quality generally comparable to that of national brands, at significantly lower prices, while Shoppers' gross margins on private label products are generally higher than on national brands.

Purchasing, Warehousing and Distribution

Shoppers purchases approximately one-half of its grocery inventory from Richfood of PA, Inc., formerly Super Rite Foods, Inc. ("Richfood"), a wholly-owned subsidiary of Richfood Holdings. For a description of the pending merger between Dart and a wholly owned subsidiary of Richfood Holdings, see the heading entitled "Planned Merger" in this Item 1. Because its stores receive most of their deliveries from Richfood almost daily, Shoppers maintains only minimal dry grocery warehouse storage space. Richfood's large volume purchasing results in significant cost savings to Shoppers. While Shoppers is under no obligation to purchase any particular quantity of products or minimum dollar amounts of inventory from Richfood, Shoppers has agreed to use Richfood as its "substantially exclusive supplier" for non-perishable dry-grocery, frozen and dairy products (other than milk) and for health and beauty aids.

Shoppers also purchases products and items sold in its supermarkets from a wide variety of sources other than Richfood. In particular, Shoppers purchases most of its perishable products from sources other than Richfood.

Shoppers currently leases and operates a produce warehouse and a grocery warehouse that are collectively approximately 60,000 square feet. Each store submits orders to the warehouses through a centralized processing system. Merchandise ordered from the warehouses is normally delivered to the stores the next day. Shoppers distributes produce and grocery products from its warehouses through a fleet of Shoppers-owned tractor and trailers. Shoppers estimates that all Shoppers stores are located within a 90-minute drive of the warehouses.

Advertising and Promotion

Shoppers uses a broad-based advertising program to emphasize its "Low Price" image. Over two million, 12 page four color circulars are printed and distributed in the Washington Post to subscribers and to nonsubscribers via the "Post-Plus" program which insures that the circulars are placed in every home in the market. The "Low price" image is reinforced with television and radio campaign supported by vendors and Shoppers funds.

The media broadcasts support the Bonus Saving Program in which manufactures' allowances are passed to customers, giving them lower priced products. Broadcasts also support Shoppers Discounted Program, whereby pre-priced items are discounted 10% to 40% for the customer. Extensive in-store point of purchase signs are located throughout the stores to communicate Shoppers low price image.

Shoppers is committed to offer customers low prices and quality products in a complete food shopping experience. During the fiscal year end January 31, 1998, Shoppers focused its energies and resources on re-emphasizing its long term image as a "Low Price" leader. This program was kicked off by reducing 10,000 prices throughout the stores.

TOTAL BEVERAGE CORPORATION

Recent Developments

On April 13, 1998, Dart agreed to sell Total Beverage for a cash purchase price equal to Total Beverage's stockholders equity as of the closing (adjusted to remove certain intercompany obligations) plus an agreed upon premium. The closing of the transaction is expected to occur in May 1998. The closing is subject to customary conditions and there can be no assurance that the closing will occur.

Operations

Total Beverage operates three retail discount beverage superstores in the Washington, D.C. metropolitan area and two stores in the Chicago, Illinois metropolitan area. The stores carry a wide range of foreign and domestic beers and wines as well as non-alcoholic beverages. Dart organized Total Beverage Corporation on January 26, 1993 and purchased the assets for the first store on February 27, 1993 from Shoppers. Since then, Total Beverage opened six new stores, two of which subsequently were closed due to disappointing sales volume.

The following table sets forth the number of stores open at the end of each fiscal year and the number of stores opened or closed during each fiscal year.

                                                    Number of Stores
                                                 at end of fiscal year
                                        ----------------------------------------
                                        1994     1995     1996     1997     1998
                                        ----     ----     ----     ----     ----
     Total open at end of year             3        2        4        3        5
     Opened during the year                3       --        2       --        2
     Closed during the year               --        1       --        1       --

CABOT-MORGAN REAL ESTATE COMPANY

Prior to May 1996, Cabot-Morgan Real Estate Company, a wholly-owned subsidiary of Dart ("CMREC"), owned the majority interest in five real estate joint ventures that owned four shopping centers and an office building in the Washington, D.C. metropolitan area. The minority partnership interests in these joint ventures were owned by partnerships in which the partners were members of the Haft family. As part of the RSH Settlement (defined below), Ronald S. Haft and entities controlled by him received 99% of the ordinary income and loss generated from these properties.

In May 1996, the five properties owned by the CMREC real estate joint ventures were sold pursuant to the terms of the RSH Settlement. As a result of the sale and pursuant to the terms of the RSH Settlement, Dart received $2.0 million of the proceeds for its retained interest in the joint ventures and Ronald S. Haft repaid an $11.6 million note to Dart plus accrued interest. Combined Properties, Inc., a Haft controlled entity, managed the shopping centers and office building for the joint ventures. Trak Auto, Crown Books, Shoppers and Total Beverage have stores in some of these shopping centers.

COMPETITION

The business in which Trak Auto is engaged is highly competitive. Trak Auto competes with local, regional and national retail sellers of automobile parts and accessories. To some extent, Trak Auto competes with garages, service stations, automobile dealers, supermarkets, and department, hardware and other stores. Some of the Trak Auto's competitors offer installation services, which are not offered by the Trak Auto. Many of its competitors have greater resources than Trak Auto and Trak Auto encounters strong price competition.

The business in which Crown Books is engaged is highly competitive. Crown Books competes with one or more of Borders Group, Inc., ("Borders"), Barnes & Noble, Inc., Books-a-Million, Waldenbooks and other chains and independent bookstores and major national book clubs in all Crown Books markets. During fiscal 1998, Internet competition grew significantly from Amazon.com, Inc. and Barnes & Noble. Borders and Bertelsmann have also announced plans for major sites on the Internet. In addition, Crown Books competes with drug stores, supermarkets, department stores, club stores, computer stores, airport vendors and others that make incidental sales of books and magazines. Some of Crown Books competitors offer larger selections and more amenities (e.g., coffee bars) than Crown Books, and some of its competitors have greater resources than Crown Books. Price competition occurs in all of the Crown Books markets.

The supermarket industry is highly competitive and characterized by narrow profit margins. Shoppers' competitors include national, regional and local supermarket chains, independent grocery stores, specialty food stores, warehouse club stores, drug stores and convenience stores. Supermarket chains generally compete on the basis of location, quality of products, service, price, product variety and store condition. Shoppers competes by providing its customers with exceptional value by offering quality produce and fresh foods, self-service specialty departments, and a selection of national brand groceries and private label goods, all at competitive prices. Shoppers monitors the prices offered by its competitors on a weekly basis and uses a computerized price management system to verify pricing positions. Shoppers' ability to remain competitive in its markets depends in part on its ability to remodel and update its stores in response to remodelings and a new store openings by its competitors, which in turn will require the continued availability of financing.

The number and type of competitors vary by location. Shoppers' two principal competitors are conventional supermarket chains, Giant and Safeway, which have market shares in Greater Washington, D.C. of 42.9% and 27.5%, respectively. Shoppers believes that Shoppers' market share of 13.6% exceeds the fourth largest competitor by almost four times. However, Shoppers believes that it will face increased competition in the future from other supermarket chains and intends to compete aggressively against existing and new competition.

The market for the products sold by Total Beverage is highly competitive. The stores compete with retail outlets, including supermarkets, convenience stores and other beverage stores. Competitors range from independent stores to regional and national chains many of which have greater resources than Total Beverage. The stores encounter strong competition with respect to price and selection.

SEASONALITY

Trak Auto's business is somewhat seasonal in nature, with the highest sales occurring in the second and third fiscal quarters (May through October). Sales for the combined second and third quarters in the fiscal years 1998 and 1997 were approximately 54% and 52%, respectively, of total annual sales. Extremely hot or cold weather tends to enhance sales by causing a higher incidence of parts failure, thus increasing sales of seasonal products. Rain or snow, however, tends to reduce sales by causing deferral of elective maintenance.

Crown Books' sales, net income and working capital for the quarter ended January 31 have historically been substantially higher than for any of the previous three quarters. Crown Books' inventory and accounts payable have historically been higher at the end of the third quarter than for any other quarter for the year. The fourth quarter results of operations have historically been sufficient to satisfy to a substantial degree the third quarter accounts payable requirements. However, this was not true in fiscal 1998. Due to disappointing operating performance throughout fiscal 1998, Crown Books made major reductions in inventory in the fourth quarter in an effort to increase working capital.

Management does not believe Dart's other partially or wholly-owned businesses are affected by seasonality to any material extent.

EMPLOYEES

On January 31, 1998, the Company employed approximately 4,600 full-time and 6,600 part-time persons. The Company considers its relationship with its employees to be good.

CHANGES IN MANAGEMENT

On September 7, 1994, the Board of Directors of Dart established an Executive Committee comprised of Dart's outside directors to conduct the affairs of Dart with respect to matters that were the subject of disputes between the then Chairman of the Board and Chief Executive Officer of Dart, Herbert H. Haft, and the then President and Chief Operating Officer of Dart, Ronald S. Haft. For a description of such disputes and their resolutions, see Item 3. - Legal Proceedings. On October 11, 1994, the Board of Directors of Trak Auto, Crown Books and Total Beverage each established an Executive Committee of their respective Boards of Directors comprised of the same outside directors, with authority parallel to that of Dart's Executive Committee. The disputes between Herbert H. Haft and Ronald S. Haft concerning issues involving Dart were extensive. Accordingly, the Executive Committee assumed day-to-day involvement in these disputed issues and other matters affecting Dart, in particular matters relating to litigation to which Dart was then a party. The Executive Committee remains active in the day-to-day affairs of the Company. Its continuing role is dependent on future developments.

In October 1995, Dart and Ronald S. Haft entered into a settlement of certain litigation and other related transactions (collectively, the "RSH Settlement"). For a more detailed discussion of the RSH Settlement, see Note 6 to Dart's Consolidated Financial Statements (Item 8 - Financial Statements and Supplementary Data). Among other things, the RSH Settlement transferred majority control of Dart's voting stock to one or more voting trustees under a Voting Trust Agreement (the "Voting Trust Agreement"), by and among Ronald S. Haft, Dart and Larry G. Schafran and Sidney B. Silverman, as initial Voting Trustees. On December 28, 1995, the initial Voting Trustees resigned and appointed Richard
B. Stone as successor Voting Trustee.

On September 24, 1997, Richard B. Stone, in his capacity as Voting Trustee, and Herbert H. Haft, in his capacity as the holder of the purported Proxy from Ronald S. Haft to vote 172,730 shares of Dart's Class B common stock, removed Larry G. Schafran from Dart's Board of Directors and appointed Richard B. Stone to Dart's Board of Directors. For a description of the Proxy, see Item 3 - Legal Proceedings - Herbert H. Haft Proxy Litigation. In addition, Richard B. Stone was named Chairman of the Executive Committee of Dart's Board of Directors, and Acting Chief Executive Officer of Dart and he replaced Larry G. Schafran as a director of Trak Auto, Crown Books, Shoppers and Total Beverage. Richard B. Stone also assumed the positions of Acting Chief Executive Officer of Trak Auto and Chairman of the Executive Committee of both Trak Auto and Crown Books.

On October 21, 1997, Howard M. Metzenbaum and Harry M. Linowes were elected to fill new positions on the Board of Directors of Dart, which was increased from five to seven members. On December 19, 1997, Richard B. Stone, in his capacity as Voting Trustee, and Herbert H. Haft, in his capacity as the holder of the purported Proxy, executed a unanimous written consent in lieu of an annual meeting of stockholders pursuant to which (i) Dart's bylaws were amended to provide for a board of directors composed of four directors and (ii) Richard B. Stone, Howard M. Metzenbaum, Harry M. Linowes and Herbert H. Haft were elected directors of Dart. Accordingly, Ronald S. Haft is no longer a director of Dart. At the same time, Douglas M. Bregman and Bonita A. Wilson jointly stepped down as directors and Executive Committee members of Dart and its subsidiaries.

In February 1998, pursuant to the Settlements (as defined in Item 3 - Legal Proceedings), Herbert H. Haft, among other things, (i) resigned from all of his positions with Dart and its subsidiary corporations, (ii) relinquished his claim to voting control of Dart and (iii) terminated his employment contract with Dart. In addition, all outstanding litigation and disputes between Dart and Herbert H. Haft were dismissed or resolved. For a description of the Settlements, see Item 3 - Legal Proceedings - Resolution of Haft Family and Related Litigation.

In February 1998, Richard B. Stone was appointed Chief Executive Officer of Dart and each of its subsidiaries instead of Acting Chief Executive Officer of Dart and each of its subsidiaries.

SEGMENT INFORMATION

See Note 16 to the Consolidated Financial Statements (Item 8 - Financial Statements and Supplementary Data).

Item 2.  Properties

Dart Group Corporation

Dart originally leased its headquarters building and distribution center of approximately 271,000 square feet in Landover, Maryland from a private partnership in which members of the Haft family owned all of the beneficial interests, and Dart sublet portions of the facility to each of Trak Auto and Crown Books. As a result of the Settlements, a Dart subsidiary now owns the office and distribution center. Dart continues to sublet approximately 210,000 square feet of the headquarters building and distribution center to Trak Auto and approximately 28,000 square feet to Crown Books. The subleases require rental and pro-rata payments for maintenance utilities, insurance and real estate taxes on the same terms as the original lease to Dart. The lease and subleases have a term of 30 years and six months, commencing in 1985 and provide for increasing rental payments over the term of the lease or subleases, as applicable.

In addition, Dart leased land near the headquarters building and distribution center from the aforementioned partnership. The lease was coterminous with the headquarters building and distribution center lease. As a result of the Settlements, Dart now owns the land. The land remains vacant and unused.

Trak Auto

All of Trak Auto's 181 stores are leased. As of January 31, 1998, the total minimum payments for Trak Auto's retail stores aggregated approximately $85,404,000 to lease expiration dates (excluding closed stores) and $98,032,000 to lease expiration dates (including closed stores). The lease expiration dates (without regard to renewal options) range from 1998 to 2014. Twenty-two of these leases are with entities in which members of the Haft family have all or substantially all the beneficial interest and two are subleased from Crown Books.

Trak Auto leases a 176,000 square foot distribution center located in Bridgeview, Illinois. The lease was with a private partnership in which Haft family members owned all of the partnership interests. As a result of the Settlements, a Dart subsidiary now owns the distribution center and Trak Auto leases the distribution center from Dart. The lease is for thirty years and six months, commenced in 1984, and provides for rental payments increasing approximately 15% every five years over the term of the lease. The current annual rent is $754,000. The lease also requires Trak Auto to pay for maintenance, utilities, insurance and real estate taxes on the distribution center.

Trak Auto also leases a 317,000 square foot distribution center located in Ontario, California from a private partnership in which Haft family members own all of the partnership interests. The lease is for 20 years and provides for increasing rental payments, based upon the Consumer Price Index for the Los Angeles area, over the term of the lease. The lease commenced in 1989. The current annual rental is $1,516,000. The lease also requires Trak Auto to pay for maintenance, utilities, insurance and real estate taxes on the distribution center.

As part of the RSH Settlement, Ronald S. Haft agreed to transfer the real estate and partnership interests controlled by him in the Ontario distribution center to Dart (or its subsidiaries). The transfer is subject to contingencies, including bankruptcy court approval and mortgagee approval. See Note 6 to Dart's Consolidated Financial Statements (Item 8 - Financial Statements and Supplemental Data).

Crown Books

All of Crown Books' 179 stores are leased. As of January 31, 1998, the total minimum payments for Crown Books' retail stores and equipment aggregated approximately $178,489,000 to the lease expiration dates (excluding closed stores) and approximately $180,111,000 to the lease expiration dates (including closed stores). The lease expiration dates (without regard to renewal options) range from 1998 to 2010. Ten of these leases are with entities in which members of the Haft family have all or substantially all the beneficial interest.

Crown Books leases 23,300 square feet of office and warehouse space in Addison, Illinois. The lease commenced in January 1993 and has a term of ten years with one five-year renewal option. The annual rent was $143,000 for the each of the first five years and increased to $156,000 for each of the second five years. The lease also obligates Crown Books to pay maintenance, utilities, insurance and real estate taxes.

Shoppers Food

Shoppers leases all 37 of its stores. As of January 31, 1998, the total minimum payments for Shoppers's retail stores under lease aggregated approximately $218,053,000 to the lease expiration dates. The lease expiration dates (without regard to renewal options) range from 1998 to 2017. At January 31, 1998, ten of these leases were with entities in which members of the Haft family own all or substantially all the beneficial interest.

Shoppers also has a lease agreement with a limited partnership, in which members of the Haft family own half of the beneficial interest and members of the Herman family (the former owners of the 50% interest in Shoppers acquired on February 6, 1997) own half of the beneficial interests, for approximately 86,000 square feet of space in an office building in Lanham, Maryland. The lease commenced January 1991, is for 20 years and the current annual rental is $1,317,000. Shoppers has sublet approximately 34,000 square feet of the office to unaffiliated third parties.




Total Beverage

Total Beverage's five stores are leased. As of January 31, 1998, the total minimum payments for Total Beverage's retail stores under lease aggregated approximately $13,832,000 to the lease expiration dates. The lease expiration dates (without regard to renewal options) range from 1998 to 2008. Two lease agreements are with partnerships in which members of the Haft family own all or substantially all the beneficial interest.

Pennsy Warehouse Facility

Prior to March 1995, Dart was paying Haft family owned partnerships rent on leases covering approximately 533,800 square feet in three warehouses located on Pennsy Drive, Landover, Maryland (the "Pennsy Warehouses"). By their terms, the leases, which expire in 2016, required annual rental payments of $855,000 with escalations based on increases in the Consumer Price Index. The lease terms also required the lessee to pay real estate taxes, insurance, utilities and maintenance expenses.

In February 1995, Dart filed a complaint in the Circuit Court for Prince George's County, Maryland, alleging breaches of fiduciary duty, waste and other irregularities by certain members of the Haft family and others in connection with the Pennsy Warehouse leases and, in particular, with the resumption of rental payments for these warehouses in 1991 following the bankruptcy of the prior tenant. The complaint sought rescission of the Pennsy Warehouse leases, restitution of rent paid since 1991 and other monetary damages. As a result, Dart began paying the landlord only that portion of its rent necessary to cover debt service. The balance of the rent called for in these leases was paid into escrow, pending resolution of this litigation. See Item 3. - Legal Proceedings and Notes 6, 7, and 8 to the Consolidated Financial Statements.

As part of the RSH Settlement in October 1995, Ronald S. Haft and Dart agreed to various transactions relating to the Pennsy Warehouses. The primary intent of these transactions was to transfer ownership of the Pennsy Warehouses to a Dart-controlled company. As a result of the RSH Settlement, since November 1995 Dart paid the debt service on the mortgages directly to the mortgagees on Warehouses II and III, the debt service on the mortgage on Warehouse I to the landlord and the difference between the rent and the debt service on all the Pennsy Warehouse leases to an escrow account. The amounts paid in each of the last three fiscal years was $855,000. The transactions were subject to challenges brought by Herbert H. Haft concerning the extent of Ronald S. Haft's ownership interest in certain of the properties. As a result of the Settlements (described in Item 3 - Legal Proceedings) Dart now owns the warehouses and the litigation was dismissed.

Trak Auto, Crown Books and Shoppers have arrangements with Dart to utilize space in Warehouses II and III at a variable rental (approximately $350,000 per year) dependent on square footage used. This arrangement continues on a month-to-month basis. Trak Auto, Crown Books and Shoppers pay their pro-rata share of utilities, real estate taxes, maintenance and insurance. Warehouse I is vacant.

Item 3.  Legal Proceedings

Lawsuits Against Trak Auto

In January 1998 Trak Auto was named as a defendant in two class action lawsuits (Richard Amezcua, Augustin Dominquez, and other members of the general public similarly situated v. Trak Auto Corporation, Superior Court of California. Action No. BC 183900) and (D'Artanyon Tett, Linda Wendt and individuals on behalf of themselves and all others similarly situated v. Trak Auto Corporation., Superior Court of the State of California. Action No. BC 186931) involving former California employees of the Company alleging improper wage and hour practices. The suit claims that former salaried employees should have been paid overtime. Management and outside legal counsel are in the process of evaluating these claims. Trak Auto is unable to express an opinion as to the merit, if any, or potential liability, if any, of these lawsuits as of the filing date of this report.

Resolution of Haft Family and Related Litigation

The litigation discussed below involving Dart, its affiliates and members of the Haft family settled prior to January 31, 1998. On February 5, 1998, Dart closed the settlement agreement with Herbert H. Haft (the "HHH Settlement") and a Second Supplemental Settlement Agreement with Ronald S. Haft ("Second Supplemental Agreement"). The RSH Settlement, the First Supplemental Agreement, the Second Supplemental Agreement, the RGL Settlement and the HHH Settlement are collectively referred to herein as the "Settlements". The RSH Settlement, the First Supplemental Agreement, the Second Supplemental Agreement and the RGL Settlement are described below. As part of the closing of the HHH Settlement, Herbert H. Haft (i) sold to Dart all of his shares of, and options to purchase, Dart Class A Common Stock, and sold his capital stock of Dart's subsidiaries Trak Auto and Crown Books,(ii) resigned from all of his positions with Dart and its subsidiary corporations, (iii) relinquished his claim to voting control of Dart, and (iv) terminated his employment agreement with Dart. In addition, all outstanding litigation and disputes between Dart and Herbert H. Haft were resolved. As consideration for the HHH Settlement, Dart paid Herbert H. Haft approximately $28 million at the closing. In connection with the closing of the Settlements, Dart also made a $10 million loan to a partnership owned by Ronald
S. Haft, the proceeds of which were used to repay a $10 million note to Herbert
H. Haft. As a result of the consummation of the Settlements, all litigation between Dart and members of the Haft family has been settled and dismissed, and the Company is no longer subject to the Standstill Order previously imposed by the Delaware Court of Chancery.

In October, 1995, Dart entered into a settlement agreement with Ronald S. Haft, to settle certain litigation to which Dart was a party ("RSH Settlement"). Pursuant to the RSH Settlement, Ronald S. Haft transferred 172,730 shares of Dart's Class B Common Stock, par value $1.00 (Dart's sole voting stock prior to February, 1998 when Dart discontinued its dual class common stock structure, "Class B Common Stock"), in exchange for 288,312 shares of Dart's Class A Common Stock, par value $1.00 (Dart's non-voting, publicly traded class of stock prior to February, 1998, "Class A Common Stock"). Ronald S. Haft also exercised an option to purchase 197,048 shares of Class B Common Stock, and paid the exercise price by paying cash and issuing a promissory notes to Dart for approximately $27.4 million. Dart also loaned Ronald S. Haft approximately, $37.9 million and he issued Dart a $37.7 million promissory note to Dart. Then, Ronald S. Haft placed the 288,312 shares of Class A Common Stock and the Class B Common Stock which he owned or in which he had an interest, into a voting trust. Dart also
(i) transferred approximately $11.6 million to Ronald S. Haft in exchange for an additional promissory note (which was repaid in May 1996), and (ii) entered into a variety of agreements with Ronald S. Haft regarding the sale of certain properties owned by Dart or affiliates of Dart at that time. As a part of the RSH Settlement, Ronald S. Haft resigned all positions he had with Dart and its subsidiaries and consented to the termination of all of his outstanding options with Dart and its affiliates.

On November 19, 1997, the real estate related transactions contemplated in the First Supplemental Agreement to the RSH Settlement were closed and include: completion of bankruptcy plans of reorganization for partnerships owning Dart's headquarters in Landover, Maryland and a distribution center leased to Trak Auto in Bridgeview, Illinois; payment by Dart of $7 million to reduce outstanding mortgage loans on these properties, which thereafter are wholly-owned by Dart and/or its affiliates; and Ronald S. Haft paid $2.2 million to Dart from escrowed funds previously earmarked for Ronald S. Haft.

Trak Auto advanced approximately $3.3 million to a wholly-owned subsidiary of Dart for the Bridgeview distribution center portion of the First Supplemental Agreement and the RGL Settlement. The $3.3 million advance is in the form of a promissory note and is expected to be repaid in May 1998.

The Second Supplemental Agreement to the RSH Settlement closed in February 1998 and Dart required that the shares held in Voting Trust for the benefit of Ronald
S. Haft be transferred to Dart. Dart purchased the shares in the Voting Trust from Ronald S. Haft by offsetting the $27.4 million and $37.7 million Notes Receivable from him and a cash payment of approximately $0.7 million. The Class A and Class B Common Stock from Voting Trust was placed in treasury and on February 17, 1998, the Class A Common Stock and Class B Common Stock were reclassified as Common Stock.

On September 26, 1997, Dart closed an agreement, dated August 16, 1997, to settle certain litigation and enter other related transactions (the "RGL Settlement") with Robert M. Haft, Gloria G. Haft, Linda G. Haft and certain related parties (collectively, "RGL").

Pursuant to the RGL Settlement Dart purchased from RGL 104,976 shares of Dart Class B Common Stock for $14.7 million and 77,244 shares of Dart Class A Common Stock for $6.8 million. In addition, Dart paid $9.3 million to RGL to terminate all options held or claimed by RGL to purchase shares of Dart Class A Common Stock and Dart paid $9.7 million to Robert M. Haft, Linda G. Haft and certain related parties to terminate putative options to purchase 15 shares of Dart/SFW Corp. Pursuant to the RGL Settlement, the Company dismissed all of its claims against each of RGL. Trak Auto and Crown Books also paid a total $250,000 to RGL to terminate a small number of options to purchase shares of common stock of Crown Books and Trak Auto. In addition, Dart acquired all of Robert M. Haft and Linda G. Haft's respective interest in partnerships owning Dart's headquarters building in Landover, Maryland and a warehouse leased by Trak Auto, in Bridgeview, Illinois for $4.4 million.

Derivative Litigation

In September 1993, Alan R. Kahn and the Tudor Trust (the "Kahn Derivative Plaintiffs"), shareholders of Dart, filed a lawsuit in the Delaware Court of Chancery for New Castle County naming as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, Bonita A. Wilson, Combined Properties, Inc. ("CPI"), Combined Properties Limited Partnership and Capital Resources Limited Partnership. The suit was brought derivatively and named as nominal defendants Dart, Trak Auto, Crown Books, Shoppers, Total Beverage and CMREC. The complaint, as amended on January 12, 1995, alleged waste, breach of fiduciary duty, violation of securities laws and entrenchment in connection with various lease agreements between the CPI defendants and Dart and its subsidiaries, the termination of Robert M. Haft, the compensation paid to Ronald S. Haft and Herbert H. Haft, the employment agreement entered into by Ronald S. Haft and Dart on August 1, 1993 (the "RSH Employment Agreement"), the sale of 172,730 shares of Class B Common Stock by Herbert H. Haft to Ronald S. Haft, and the compensation paid to the Executive Committee. Plaintiffs sought an accounting of unspecified damages incurred by Dart, voiding of the options sold to Ronald S. Haft, appointment of a temporary custodian to manage the affairs of Dart or to oversee its recapitalization or sale and costs and attorneys' fees.

In January 1994, a Special Litigation Committee consisting of two outside, independent directors of Dart, Crown Books and Trak Auto was appointed by the Board of Directors to assess, on behalf of Dart, whether to pursue, settle or abandon the claims asserted in this derivative lawsuit. (After the death of one member in December 1994, the Special Litigation Committee consisted of one director.) In September 1994, the Special Litigation Committee moved for dismissal of certain claims and for realignment of the parties to permit Dart to prosecute other claims in the derivative lawsuit. Thereafter, the Special Litigation Committee amended its motion and advised the court that it had instituted certain lawsuits concerning related party real estate transactions, (see the Pennsy Warehouse Litigation, described below), and was considering asserting additional claims, certain of which were subsequently asserted. See the Lawsuit Against Herbert H. Haft Concerning Haft-Owned Real Estate, described below. The Court did not act upon the amended motion.

In September 1994, Jolien Lou, a purported shareholder of Crown Books, filed a lawsuit in the Delaware Court of Chancery for New Castle County naming as defendants Herbert H. Haft, Glenn E. Hemmerle, Ronald S. Haft, Douglas M. Bregman, H. Ridgely Bullock, Larry G. Schafran and Bonita A. Wilson. The suit was brought derivatively and named Crown Books as nominal defendant. The complaint, as amended on February 24, 1995, alleged waste and breach of fiduciary duty in connection with the termination of Robert M. Haft from his position at Crown Books in 1993 and in connection with the management of Crown Books. The amended complaint also alleged legal malpractice against a lawyer advising Dart at that time. Plaintiff sought unspecified damages incurred by Crown Books, and costs and attorneys' fees. Ronald S. Haft and Glenn E. Hemmerle were dismissed without prejudice from this lawsuit. The amended complaint did not name as a defendant H. Ridgely Bullock, who died subsequent to the filing of the original complaint. Crown Books and other defendants filed a motion to dismiss this lawsuit.

As a result of the Settlements, all derivative litigation has been dismissed with prejudice (except for the legal practice claim which was dismissed without prejudice) and Dart paid approximately $3.5 million in attorney's fees to derivative plaintiffs' counsel (approximately $0.5 million of such fees are payable in December 1998).

Pennsy Warehouse Litigation

In fiscal 1995, the Executive Committee of Dart's Board of Directors undertook a legal review of leases on three warehouses (the "Pennsy Warehouse"). By their terms, the Pennsy Warehouse leases, which expire in 2016, required annual rental payments of $855,000, subject to escalation based on increases in the Consumer Price Index. The lease terms also required the lessee to pay real estate taxes, insurance, utilities, and maintenance expenses. At January 31, 1997, Dart had reserved approximately $18.5 million for the obligations represented by the Pennsy Warehouse leases.

As a result of this review, on February 10, 1995, Dart filed a complaint (the "Pennsy Warehouse Litigation") in the Circuit Court for Prince George's County, Maryland, alleged breaches of fiduciary duty, waste and other irregularities by certain members of the Haft family and others in connection with the Pennsy Warehouse leases and, in particular, with the resumption of rental payments for these warehouses in 1991 following the bankruptcy of the prior tenant, Dart Drug Stores, Inc. The complaint sought rescission of the Pennsy Warehouse leases, restitution of rent paid since 1991 and other monetary damages.

As part of the RSH Settlement, Ronald S. Haft and Dart agreed to various transactions relating to the Pennsy Warehouse leases. The primary intent of these transactions was to transfer ownership of Pennsy Warehouses II and III to a Dart-controlled company in which Ronald S. Haft retained an interest, to later transfer Ronald S. Haft's interest in that company to Dart and to reduce the excessive rents paid by Dart. As a result of the RSH Settlement, Dart has paid the debt service on the mortgages on Warehouses II and III since then. In addition, Dart paid the debt service on the mortgage on Warehouse I to the landlord and the difference between the rent and the debt service on the mortgages on Warehouse I, II and III to an escrow account since the RSH Settlement. The amounts paid in each of the last three fiscal years was $855,000 per year.

The Executive Committees of Dart, Crown Books and Trak Auto also undertook a legal review in fiscal 1995 of non-Pennsy Warehouse leasing arrangements and real estate related transactions between the Company and Haft-owned entities. On December 17, 1996, Dart, Crown Books and Trak Auto filed a lawsuit against Herbert H. Haft (then Chairman of each such company) claiming breach of fiduciary duty, fraud and waste in connection with certain of these lease transactions (other than the Pennsy Warehouse leases) with certain partnerships owned beneficially by members of the Haft family.

As a result of the Settlements, this litigation has been dismissed with prejudice.

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

On July 18, 1995, Ronald S. Haft filed a lawsuit against Herbert H. Haft and, nominally, Dart in the Delaware Court of Chancery for New Castle County for Herbert H. Haft's alleged breach of contract and breach of fiduciary duties to Ronald S. Haft and to Dart in connection with the Proxy (Ronald S. Haft v. Herbert H. Haft, et al., Civ. A. No. 14425). In this action, Ronald S. Haft sought a declaration that the Proxy was revocable or would be revocable under certain conditions, as well as costs and attorneys' fees. Ronald S. Haft also requested that the court require Dart to refuse to recognize the validity of the Proxy. On August 9, 1995, Herbert H. Haft filed an Answer and Counterclaim denying liability and requesting rescission of the Stock Sale Agreement because of Ronald S. Haft's alleged breach of contract and other grounds. On September 25, 1995, Dart filed its answer in this action. Both Ronald S. Haft and Herbert
H. Haft moved for summary judgment in this lawsuit. On November 14, 1995, the court denied Ronald S. Haft's motion for summary judgment; Herbert H. Haft's motion for summary judgment was not ruled upon.

As part of the RSH Settlement, Dart purchased from Ronald S. Haft the 172,730 shares of Class B Common Stock that were subject to the Proxy and placed the shares in treasury. See Note 6 to Dart's Consolidated Financial Statements (Item 8 - Financial Statements and Supplemental Data).

As a result of the Settlements, this litigation has been dismissed with prejudice.

Challenge to RSH Settlement by Herbert H. Haft

On November 6, 1995, Herbert H. Haft filed a lawsuit captioned Herbert H. Haft
v. Dart Group Corporation, et al., Del. Ch., Civ. A. No. 14685, in the Delaware Court of Chancery for New Castle County naming as defendants Dart, all of its directors (except Herbert H. Haft), Robert M. Haft, Gloria G. Haft and Linda G. Haft (collectively "RGL"), John L. Mason, Ellen V. Sigal and Michael Ryan. Herbert H. Haft sought a judgment (i) declaring the RSH Settlement unlawful, hence null and void; (ii) declaring either that 172,730 shares of Class B Common Stock belong to him were wrongfully sold by Ronald S. Haft to Dart, and that Herbert H. Haft is entitled to restitution of such shares or, alternatively, that his purportedly irrevocable proxy on the 172,730 shares continues to be valid; (iii) declaring that Herbert H. Haft retains voting control of Dart or, at a minimum, 34.55% of Dart's voting power; (iv) declaring that the Trust Shares may not be lawfully voted; and (v) declaring that defendants John L. Mason, Ellen V. Sigal and Michael Ryan are not duly elected directors of Dart.

On December 5, 1996, Herbert H. Haft filed a motion for partial summary judgment in which he asserted two arguments based upon Section 160(c) of the Delaware General Corporation Law. Section 160(c) provides that the shares of capital stock "belonging to" a corporation are not entitled to vote. Herbert H. Haft maintained that (i) notwithstanding Section 160(c), the 172,730 Class B shares that Dart purchased in the RSH Settlement on October 6, 1995 do not "belong to" Dart and are still subject to the Proxy, and (ii) Section 160(c) does not permit the Trust Shares to be voted because those shares "belong to" Dart, not Ronald
S. Haft. Dart opposed this motion for partial summary judgment and, on March 14, 1997, the Delaware Court of Chancery denied Herbert H. Haft's motion in its entirety.

As a result of the Settlements, all claims in this litigation against or on behalf of Dart have been dismissed with prejudice.

Standstill Order

In connection with the legal challenges to the RSH Settlement raised by RGL and by Herbert H. Haft, on December 6, 1995, the Delaware Court of Chancery entered the Standstill Order, which restricted certain actions by Dart. Without further order of the court, Dart could not (i) change its Certificate of Incorporation or Bylaws; (ii) change the composition of Dart's Board of Directors or any of its subsidiaries; (iii) change the Haft family officers of Dart or any of its subsidiaries; or (iv) issue any additional securities of Dart or any of its subsidiaries (except employee stock options issued in the ordinary course of business). In addition, without first giving Herbert H. Haft and the other parties to the Section 225 Action not less than seven days written notice, Dart could not take any extraordinary actions, including but not limited to actions that would result in (a) the liquidation of Dart or any of its subsidiaries, (b) the sale of any major subsidiary of Dart or (c) the disadvantage of any Class B stockholder of Dart through any debt transaction. For purposes of the Standstill Order, the phrase "extraordinary actions" meant any transaction, contract or agreement, the value of which exceeds $3.0 million.

As a result of the Delaware Court of Chancery approval of the Settlements in November 1997, Dart is no longer subject to the Standstill Order.

Lawsuit Against Herbert H. Haft Concerning Haft-Owned Real Estate

On December 17, 1996, Dart, Crown Books and Trak Auto filed a lawsuit captioned Dart Group Corporation, et al. v. Herbert H. Haft, Civ. A. No. 96-26474, in the Circuit Court for Prince George's County, Maryland, seeking damages from Herbert
H. Haft for breach of fiduciary duty, fraud and waste arising from a series of lease transactions (other than the Pennsy Warehouse leases) between Dart and certain partnerships owned beneficially by members of the Haft family. The complaint alleged that Herbert H. Haft exploited the dominance and control he enjoyed as an officer, director and controlling stockholder of Dart to enrich himself and other members of the Haft family unlawfully and unfairly at the expense of the public stockholders of Dart, Crown Books and Trak Auto. In particular, the complaint charged that Herbert H. Haft (i) caused Trak Auto to surrender favorable retail store leases and subleases in Haft-owned shopping centers in exchange for new leases less favorable to Trak Auto; (ii) required Crown Books to relinquish its favorable lease in a particular shopping center in suburban Washington, D.C. and to enter into a new lease with a Haft family partnership for a new location in the same shopping center at a rent rate equal to 450 percent of the prior lease; (iii) caused Dart, Crown Brooks and Trak Auto to enter into exorbitant long-term leases for warehouse and distribution facilities that were purchased and developed by Haft family partnerships for the purpose of leasing those facilities to these companies as captive tenants; (iv) induced Dart and Trak Auto to lease retroactively from a Haft family partnership a 2.66 acre wooded lot for which the companies had no use; and (v) caused Trak Auto to purchase certain used warehouse equipment from a Haft family partnership for more than 700 percent of the price contemplated by the original equipment lease.

As a result of the Settlements, this litigation has been dismissed with prejudice.

Lawsuit Against Herbert H. Haft in Washington, D.C.

On December 17, 1996, Dart, Crown Books and Trak Auto also filed a lawsuit captioned Dart Group Corporation, et al. v. Herbert H. Haft, Civ. A. No. 96-CV-2788, in the U.S. District Court for the District of Columbia naming Herbert H. Haft as defendant. In this action, Dart, Crown Books and Trak Auto advanced claims for breach of fiduciary duty, civil conspiracy and tortious interference with contracts. The companies alleged that Herbert H. Haft wrongfully imposed Robert M. Haft's excessively generous employment contracts upon Dart and Crown Books, later breached those contracts for personal reasons and then, due in large part to a personal conflict of interest, mishandled the defense to Robert M. Haft's wrongful termination lawsuit. Dart, Crown Books and Trak Auto sought to recover the approximately $38 million paid to Robert M. Haft in satisfaction of the judgment in his wrongful termination suit, approximately $5 million in attorneys' fees incurred by the companies in defense of that litigation, and punitive damages.

As a result of the Settlements, this litigation has been dismissed with prejudice.

Shareholder Litigation

On April 24, 1998, Jerry Krim ("Plaintiff") filed a putative class action in the Court of Chancery for the State of Delaware in and for the County of New Castle (the "Complaint"). The Complaint asserts a cause of action sounding in breach of fiduciary duty against the Company, each of the Company's directors (the "Director Defendants"), Richfood Holdings, Inc. and a subsidiary of Richfood Holdings ("Acquisition Subsidiary").

The Complaint alleges that the Director Defendants, in agreeing to the Merger of the Company with Acquisition Subsidiary, breached their fiduciary duties owed to the Company's stockholders to take all necessary steps to ensure that the stockholders will receive the maximum value realizable for their shares in any merger or acquisition of the Company. For example, Plaintiff alleges that the Director Defendants failed to adequately evaluate the Company's value as a potential merger or acquisition candidate and/or did not act to enhance the Company's value as such a candidate, and failed to implement "a bidding mechanism to foster a fair auction of Dart to the highest bidder". The

Complaint alleges that Richfood Holdings pressed the Company and the Director Defendants "into agreeing to deal exclusively with Richfood Holdings and thereby breach their fiduciary obligations," which allegedly makes Richfood Holdings and Acquisition Subsidiary liable to Plaintiff and the class. The Complaint also alleges that the Director Defendants engaged in all or part of the allegedly unlawful acts, plans, schemes or transactions complained of and thus aided and abetted the alleged breach of fiduciary duty. The Complaint seeks an injunction preventing Acquisition Subsidiary and Richfood Holdings from consummating the tender offer, an injunction preventing the Company, Richfood Holding and the Acquisition Subsidiary from consummating the Merger and unspecified monetary damages.

Other

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, liabilities, if any, will not have a material adverse effect, if established, upon the consolidated financial condition and results of operations of the Company.

The Company recorded legal expenses of approximately $2.7 million, $22.4 million and $7.2 million during the years ended January 31, 1998, 1997 and 1996, respectively. These amounts include amounts paid as well as estimated future expenses that likely will be necessary to resolve all litigation discussed above.

Item 4.   Submission of Matters to a Vote of Security Holders

     Inapplicable.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

Prior to February 15, 1998, Dart maintained two classes of common stock, designated Class A Common Stock and Class B Common Stock. Pursuant to the Amended and Restated Certificate of Incorporation of Dart dated as of February 16, 1998, distinctions among classes of Dart common stock were eliminated and each share of Class A Common Stock and each share of Class B Common Stock were reclassified as one share of Common Stock. The Common Stock is traded on the NASDAQ National Market under the symbol "DART." The Amended and Restated Certificate of Incorporation of Dart was adopted in connection with the closings of the HHH Settlement and the Second Supplemental Agreement. See Item 3. herein.

Prior to February 15, 1998, the Class A Common Stock was traded on the Nasdaq National Market under the symbol "DARTA". The following table sets forth the range of the high and low sale prices for the Class A Common Stock, as reported on the Nasdaq National Market, and the dividends declared for the fiscal quarters indicated. For current sale price information with respect to the Common Stock, Dart stockholders should consult publicly available sources.

                                                                Dividends
                                                                Declared
Quarter Ended                                 High      Low     Per Share
-------------                               -------   -------   ---------
April 30, 1996                               95 1/8    81 3/4    .03 1/3
July 31, 1996                                96 1/2    75        .03 1/3
October 31, 1996                             87 3/4    99 1/2    .03 1/3
January 31, 1997                            100        84        .03 1/3

April 30, 1997                              108        88 1/2    .03 1/3
July 31, 1997                               111        96 1/2    .03 1/3
October 31, 1997                            116 1/4    99 1/4    .03 1/3
January 31, 1998                            119 1/2   104        .03 1/3

There were approximately 280 record holders of the Class A Common Stock and approximately 270 record holders of the Common Stock as of February 14, 1998 and April 30, 1998, respectively.

No public trading market existed for the Class B Common Stock and Dart never paid dividends to the holders of Class B Common Stock.

Item 6.   Selected Financial Data

Income Statement Data:  (dollars in thousands, except per share data)

                                                            Fiscal Year
                            ---------------------------------------------------------------------------
                                1998            1997            1996            1995            1994
                            -----------     -----------     -----------     -----------     -----------
Revenues                    $ 1,518,127     $   668,089     $   678,136     $ 1,967,428     $ 1,376,543
Expenses                      1,588,874         696,491         690,819       1,047,149       1,369,574
Income (loss) before
  minority interests
  and income from
  unconsolidated
  subsidiary                    (69,224)        (28,186)        (18,832)        (78,022)           (225)
Income (loss) from
  unconsolidated
  subsidiary                         --          11,405          10,055              (5)             --
Minority interests (1)           29,019              88          (4,647)         (4,235)         (6,512)
Income (loss) before
  extraordinary item and
  cumulative effect of
  accounting change             (40,205)        (16,693)        (13,424)        (73,792)         (6,737)
Extraordinary item:
Early extinguishment of
  debt                           (3,126)             --              --              --              --
Cumulative effect of
  change in accounting
  principle (2)                   1,729              --              --              --              --
                            -----------     -----------     -----------     -----------     -----------
Net loss                    $   (41,602)    $   (16,693)    $   (13,424)    $   (73,792)    $    (6,737)
                            ===========     ===========     ===========     ===========     ===========

Per share data:
Income (loss) before
  extraordinary item and
  cumulative effect of
  accounting change         $    (19.81)    $     (8.04)    $     (7.21)    $    (41.97)    $     (3.85)
Extraordinary item:
Early extinguishment of
  debt                            (1.54)             --              --              --              --
Cumulative effect of
  change in accounting
  principle (2)                     .85              --              --              --              --
Net loss
  Basic                     $    (20.50)    $     (8.04)    $     (7.21)    $    (41.97)    $     (3.85)
  Dilutive (3)                   (20.50)          (8.73)          (7.88)         (42.11)          (4.10)

Cash dividends
  declared per share
  of Class A common
  stock                     $      0.13     $      0.13     $      0.13     $      0.13     $      0.13
                            ===========     ===========     ===========     ===========     ===========

Balance Sheet Data:                       (dollars in thousands)
                                               Fiscal Year
                         --------------------------------------------------------
                           1998        1997        1996        1995        1994
                         --------    --------    --------    --------    --------
Working capital          $ 73,534    $ 90,262    $119,101    $180,415    $281,242
Total assets (1)          605,835     450,172     470,565     706,489     802,898
Long-term obligations     239,244      58,067      67,641     170,417     151,818
Stockholders' equity       43,629     118,356     134,576     199,363     274,307

(1) As of January 31, 1998 Dart owned 67.1% of the common stock of Trak Auto and 52.3% of the common stock of Crown Books.

         The accounts of Shoppers are consolidated with Dart's through May 28, 1994. As a result of a reduction of Dart's ownership to 50% Dart's investment in Shoppers is reflected in the financial statements using the equity method of accounting for periods from May 28, 1994 until February 5, 1997. As a result of Dart's acquisition of the remaining 50% interest in Shoppers, on February 6, 1997, the accounts of Shoppers are consolidated thereafter.

         As a result of the RSH Settlement the accounts of the CMREC joint ventures are consolidated with Dart's through October 6, 1995, but not thereafter.

(2) The 1999 cumulative effect of a change in accounting principles was the result of Shoppers adopting Dart's straight-line method of depreciation.

(3) The dilutive loss per share includes the dilutive effect, if any, of subsidiary outstanding stock options.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL INFORMATION

Dart does not conduct operations except through its subsidiaries, Trak Auto, Crown Books, Shoppers and Total Beverage. Because Dart has no operations other than through its subsidiaries, the results of operations for Dart are reflected in the results of operations set forth below under headings relating to each subsidiary. As a holding company, Dart has served primarily to provide administrative support and strategic oversight and direction to its subsidiaries and their businesses.

Dart's publicly traded common stock, the Class A Common Stock, had no right to vote until February 15, 1998. Prior to the Settlements, Dart's voting stock, the Class B Common Stock, was beneficially owned by Haft family members.

SUBSEQUENT EVENTS

On April 9, 1998, Dart entered into the Merger Agreement with Richfood Holdings and Acquisition Subsidiary pursuant to which Dart has agreed to become a wholly owned subsidiary of Richfood Holdings. Pursuant to the terms of the Merger Agreement, Richfood Holdings will (1) make the Offer for all of the issued and outstanding shares of common stock of Dart at a price of $160.00 per share and
(2) take all steps necessary to cause Acquisition Subsidiary to merge with and into Dart in a transaction in which Dart will become a wholly owned subsidiary of Richfood Holdings.

The Merger is subject to the tender in the Offer of a majority of the shares of common stock of Dart on a fully diluted basis and to other customary conditions, including the receipt of regulatory approvals and the absence of material adverse effects on the business or financial conditions of Dart and its subsidiaries, taken as a whole with limited exceptions. There can be no assurance that either the Offer or the Merger will be consummated.

On April 13, 1998, Dart agreed to sell Total Beverage for a cash purchase price equal to Total Beverage's stockholders equity as of the closing (adjusted to remove certain intercompany obligations) plus an agreed upon premium. The closing of the transaction is expected to occur in May 1998. The closing is subject to customary conditions and there can be no assurance that the closing will occur.

OUTLOOK

Except for historical information, statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking. Actual results may differ materially due to a variety of factors, including without limitation the consummation of the Merger, the ability of the Company to open new stores and close other stores, the sufficiency of recorded reserves for restructuring and store closings, the availability of capital to fund operations generally, and particularly with respect to uncertainties regarding the operations and liquidity of Crown Books, the ability of Crown Books to renegotiate existing credit arrangements or enter into new credit arrangements, the effect of national and regional economic conditions, the effect of increased competition in the markets in which the Company operates and other risks described from time to time in the Company's

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

filings with the Securities and Exchange Commission. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

Trak Auto believes that its superstore concept represents the strongest segment of its business and anticipates that all of its new stores will be opened within this concept as Super Trak stores in existing and possibly new markets. In the past, these superstores have generated higher sales at locations converted from Classic Trak stores as well as higher gross margins as a result of a change in product mix (increased hard parts). Trak Auto believes that as superstores mature, operating expenses as a percentage of sales will decrease.

The automotive aftermarket is a highly competitive market place. As a result, the industry is consolidating with independent operators and small chains either going out of business or being acquired by larger competitors. Additionally, the do-it-yourself customer base is shrinking due to the increased complexity of automobiles, increased incidences of leasing, and the availability of well-maintained leased vehicles entering the used car market. Trak Auto's management believes that the markets in which it operates will remain highly competitive in the foreseeable future and, as a result, that Trak Auto will be challenged to improve operating results.

During the last three years, Crown Books' business strategy has been to pursue growth opportunities by opening new Super Crown Books stores. Realizing these opportunities is dependent upon the successful performance of the superstores and adequate liquidity. Adequate liquidity is dependent upon successfully improving store performance, improving inventory turnover and reducing expenses. In prior years, Super Crown Books stores have generated higher sales at converted locations. During the last five fiscal quarters, the new prototype superstores have performed below Crown Books' expectations. New management of Crown Books is making significant revisions to the design and layout of the new superstore prototype which Crown management believes will enhance its performance. After considering the actual results achieved by the superstores, together with liquidity constraints, Crown Books has significantly reduced its expansion plans. There are serious concerns with respect to Crown Books ability to maintain adequate liquidity. See - Liquidity and Capital Resources - General.

The retail book market is highly competitive. The two largest book chains continue to open additional new stores each year in Crown Books' markets, thereby continuing to increase the overall level of competition. Management of Crown Books believes that the markets in which it operates will remain highly competitive in the foreseeable future and, as a result, Crown Books will be significantly challenged to improve operating results.

Shoppers is the third leading supermarket operator in Greater Washington, D.C. Shoppers operates in a highly competitive marketplace and its ability to remain competitive depends in part on its ability to open new stores and remodel and update existing stores, which will require the continued availability of capital resources.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Trak Auto and Crown Books intend to continue their practice of reviewing the profitability trends and prospects of existing stores. These companies may from time to time close, relocate or sell stores (or groups of stores) that are not satisfying certain performance objectives.

As a result of this ongoing review, on October 6, 1997, Trak Auto sold its California operations. While the California operations represented approximately thirty percent (30%) of annual revenues the operating results have historically been weak and declining because of the highly competitive Los Angeles market. Trak Auto sold all inventory, store fixtures and assigned store leases, but has retained the obligation on the distribution center in Ontario, California. The transaction closed on December 8, 1997. Trak Auto recorded a pre-tax loss related to this transaction of $8.2 million (net of a reduction in the LIFO reserve of $2.3 million). In addition, on January 31, 1998 Trak Auto closed 15 stores in the Pittsburgh, Pennsylvania market due to continuing poor performance.

LIQUIDITY AND CAPITAL RESOURCES

General

Cash, short-term instruments and U.S. government and other marketable debt securities, are the Company's primary source of liquidity. Cash, including short-term instruments and U.S. government and other marketable debt securities increased by $46.1 million to $91.5 million at January 31, 1998 from $45.4 million at January 31, 1997. The increase was due to the consolidation of Shoppers cash and marketable debt securities. Approximately $38.0 million of the January 31, 1998 balance was paid out on February 5, 1998 pursuant to the HHH Settlement (see Item 3 - Legal Proceedings).

For the year ended January 31, 1998, the Company realized a pre-tax yield of approximately 5.3% on United States Treasury Bills and approximately 5.8% on the other marketable debt securities.

Operating activities used $20,279,000 of the Company's funds for the twelve months ended January 31, 1998 compared to $42,840,000 during the same period one year ago. The decrease in the use of funds was primarily due to the payment to Robert M. Haft last year. Shoppers' operations and the Crown Books inventory return provided cash to the Company that was offset primarily by payments for the RGL Settlement and liabilities from Trak Auto's California operations.

Investing activities used $95,279,000 of the Company's funds for the twelve months ended January 31, 1998, compared to providing $15,775,000 during the same period last year. The primary use of funds was for the Acquisition of the 50% equity interest in Shoppers (see Note 3 to the Consolidated Financial Statements). Capital expenditures were $23,618,000 (including Shoppers) during the twelve months ended January 31, 1998 compared to $17,112,000 (excluding Shoppers) during the twelve months ended January 31, 1997.

Financing activities provided $162,240,000 to the Company during the twelve months ended January 31, 1998 due to the proceeds from the Senior Notes at

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Shoppers and was partially offset by payments for deferred financing and acquisition costs at Shoppers and funds used for the RGL Settlement.

Historically, Dart and each of its subsidiaries generally funded their respective requirements for working capital and capital expenditures with net cash generated from operations and existing cash resources. However, the Company's cash, (including Shoppers balances at January 31, 1997) including marketable debt securities, decreased by approximately $62.6 million in fiscal 1998, $42.0 million in fiscal 1997 and $104.4 million in fiscal 1996. In fiscal 1997, Crown Books and Trak Auto entered into revolving credit facilities and Shoppers entered into a revolving credit facility in fiscal 1998.

Dart's working capital needs primarily consist of funding any operating losses of Total Beverage, payroll, legal fees and debt service. Dart expects to meet its working capital needs in fiscal 1999 from existing cash, short-term investments, possible dividends from Shoppers as permitted by covenants of the Senior Notes and proceeds from the sale of Total Beverage.

Trak Auto funds its requirements for working capital and capital expenditures with net cash generated from operations, existing cash resources and, if necessary, borrowings under its credit facility. Trak Auto's primary capital requirements relate to remodelings and new store openings (including inventory purchases and the costs of store fixtures and leasehold improvements). As of January 31, 1998, Trak Auto had entered into lease agreements to open two new Super Trak or Super Trak Warehouse stores. During fiscal 1998, Trak Auto loaned Dart $15.0 million for the Settlements. Trak Auto used a portion of the proceeds from the sale of its California operations for the loan.

In December 1996, Trak Auto entered into a revolving credit facility with a finance company to borrow up to $25.0 million. The credit facility has an original term of three years. Borrowings are limited to eligible inventory levels and are secured by Trak Auto's inventory, accounts receivable and proceeds from the sale of those assets. The credit facility contains certain restrictive covenants and a maximum leverage ratio covenant. The covenants include a limitation of $25.0 million on amounts paid (including a $20.0 million limitation on amounts guaranteed) to settle disputes with Haft family members. As of January 31, 1998 Trak Auto had not borrowed under the credit facility.

The primary capital requirements of Crown Books relate to new store openings, upgrading existing locations, and investments in management information systems. Crown Books believes that the net cash expenditures incurred in opening a new store generally approximate $1.0 million including inventory purchases, net of accounts payable, and the costs of store fixtures and leasehold improvements, net of landlord contributions. During fiscal 1999, Crown Books expects to open no more than five new Super Crown Books stores requiring cash expenditures of approximately $5.0 million. As of January 31, 1998, Crown Books entered into lease agreements for four of the new Super Crown Books stores in fiscal 1999. Crown Books expects to have cash expenditures of approximately $1.4 million related to stores that have been closed or will be closed, in fiscal 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Crown Books has suffered substantial declines in financial performance and substantial deterioration of its business in recent years and is currently exploring alternatives for maintaining adequate liquidity. Negotiations are under way with Crown Books' principal vendor to extend the payment schedule of accounts payable due to this vendor, or other vendors but no agreement has been reached. There can be no assurance that the vendor will continue to ship inventory to Crown Books or that there will not be further significant declines in Crown Books' business and financial condition.

Under the terms and conditions of its revolving credit facility, Crown Book is currently permitted to borrow up to a maximum of $25 million. As of April 28, 1998, Crown Books had borrowed $22.2 million under its credit facility and had $2.8 million in availability. Crown Books is negotiating with its lenders either to increase its borrowing capacity under its existing credit facility or to enter into a new credit facility with increased borrowing capacity. Management of Crown Books believes that it will either amend its existing facilities or enter a new credit facility in May 1998. There can be no assurance, however, that Crown Books will succeed in its attempt to increase its existing credit facility or obtain a new credit facility. If Crown Books is not successful in increasing its borrowing availability or otherwise improving its liquidity situation, there can be no assurance that Crown Books will have sufficient liquidity to operate its business and remain a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should Crown Books be unable to continue as a going concern.

As part of its effort to improve its inventory turns and improve liquidity, Crown Books undertook an inventory returns initiative among other steps. Under the inventory returns initiative, Crown Books returned approximately $25.0 million in inventory after December 1997, in addition to its normal seasonal returns. Crown Books' sales were severely impacted during this return, but the return resulted in Crown Books replacing older, slower-selling merchandise with newer, faster-selling merchandise.

Shoppers estimates that it will make capital expenditures of approximately $9.4 million in the 52 weeks ended January 31, 1999. Such expenditures relate to three new store openings as well as routine expenditures for equipment and maintenance. Management expects that these capital expenditures will be financed primarily through cash flow from operations and, if necessary, the revolving credit facility.

In February 1997, $137.2 million of the net proceeds from the sale of the Increasing Rate Notes and $72.8 million of Shoppers cash, cash equivalents and short-term investments were used to fund the Acquisition (see Note 3 to the Consolidated Financial Statements). In addition, Shoppers paid approximately $6.9 million in fees and expenses incurred by Dart in connection with the Acquisition.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In June 1997, Shoppers refinanced the Increasing Rate Notes with $200.0 million aggregate principal amount of its Senior Notes due 2004 (the "Senior Notes"). The net proceeds of the offering were approximately $193.5 million. Shoppers used approximately $143.5 million of the net proceeds to repay its Increasing Rate Notes due 2000 (including accrued and unpaid interest through the estimated date of redemption). The remaining net proceeds were paid to Dart for a settlement with Robert M., Gloria G. and Linda G. Haft on September 26, 1997 in the form of a $40.0 million dividend and a $10 million loan. In January 1998, Shoppers loaned Dart an additional $25.0 million for the HHH Settlement.

Shoppers' interest expense consists primarily of interest on the Senior Notes and capital lease obligations. Interest expense increased approximately $19.4 million from $1.6 million during the year ended February 1, 1997 to $21.1 million during the year ended January 31, 1998 due to the interest paid on the Increasing Rate Notes, which were issued on February 6, 1997 and redeemed on June 25, 1997 and interest accrued on the Senior Notes.

Shoppers believes that cash flows from its operations and, if necessary, borrowings under a $25.0 million revolving credit facility will be adequate to meet its anticipated requirements for working capital, debt service, capital expenditures over the next few years. However, there can be no assurances that Shoppers will generate sufficient cash flow from operations.

Management believes that the Settlement (discussed above) between the Company and Haft family members has had an adverse impact on the Company's results of operations, financial position and liquidity. Dart paid approximately $41.0 million to RGL during fiscal 1998 and paid Herbert H. Haft approximately $28.0 million on February 6, 1998. Dart also made a $10 million loan to a partnership owned by Herbert H. Haft and Ronald S. Haft, which loan is personally guaranteed by Ronald S. Haft and is secured by the partnership's interest in three shopping centers located in suburban Washington, D.C. and by a one-half indirect interest in an office building in Lanham, Maryland leased by Shoppers. During fiscal 1997, Dart and Crown Books paid approximately $21.0 million and $16.9 million (including interest of approximately $3.3 million), respectively, to Robert M. Haft for satisfaction of a judgement awarded to him in March 1995 (the "RMH Judgement"). During fiscal 1996, the RSH Settlement reduced cash by approximately $50 million and stockholders' equity by approximately $56 million. Also during fiscal 1998, 1997 and 1996, in connection with the RSH Settlement and litigation involving Haft family members, the Company paid approximately $7.0 million, $10.4 million and $12.4 million respectively, in legal fees. Management believes that the uncertainty relating to the control of Dart and the surrounding litigation has affected the Company's reputation among banks, vendors and landlords and made the Company's efforts to recruit and retain highly-qualified personnel more difficult.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

WORKING CAPITAL

At January 31, 1998

Working capital decreased $24,237,000 to $73,525,000 during the year ended January 31, 1998. The decrease was primarily due to funding operating losses for Dart, Crown Books and Total Beverage, capital expenditures and negative working capital at Shoppers which was not consolidated with the Company at January 31, 1997.

At January 31, 1997

Working capital decreased $28,839,000 to $90,262,000 during the year ending January 31, 1997. The decrease was primarily due to capital expenditures for new Trak Auto and Crown Books stores; Dart, Crown Books and Total Beverage operating losses and decreased operating results at Trak Auto. The decreases were partially offset by a $5.0 million cash dividend from Shoppers and the repayment of a $11.6 million note receivable from Ronald S. Haft.

RESULTS OF OPERATIONS

"Fiscal 1998" means the year ended January 31, 1998 for Dart and all subsidiaries. "Fiscal 1997" means the year ended January 31, 1997, with respect to Dart, and the year ended February 1, 1997, with respect to Trak Auto, Crown Books, Shoppers and Total Beverage. "Fiscal 1996" means the year ended January 31, 1996, with respect to Dart, and the year ended February 3, 1996, with respect to Trak Auto, Crown Books and Total Beverage. "Fiscal 1995" means the year ended January 31, 1995, with respect to Dart, and the year ended January 28, 1995, with respect to Trak Auto, Crown Books and Total Beverage.

Fiscal 1998 compared to Fiscal 1997

Trak Auto

During fiscal 1998, Trak Auto opened nine Super Trak stores and one Super Trak Warehouse store. Including the Pittsburgh, Pennsylvania store closings, Trak Auto closed or converted 16 Classic Trak stores, closed or converted 12 Super Trak stores and closed or converted five Super Trak warehouse stores. As a result of the sale of its California operations, the Company reduced the number of Classic Trak stores by 36, Super Trak stores by 32 and Super Trak Warehouses by 14. At January 31, 1998, Trak Auto had 181 stores, including 87 Super Trak stores and 26 Super Trak Warehouse stores.

Sales of $319,440,000 for fiscal 1998(52 weeks) decreased by $26,544,000 or 7.7%
compared to fiscal 1997 (52 weeks). The decrease was primarily due to the mild winter conditions in the Midwest and East coast markets during the first quarter as well as the sale of the operations and weak performance of the stores in the highly competitive Los Angeles market. Comparable sales (stores open more than one year) decreased 8.7% in fiscal 1998 compared to fiscal 1997. Sales for comparable Super Trak Warehouse stores decreased 6.2% in fiscal 1998. Sales for comparable Super Trak stores decreased 9.9% in

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

fiscal 1998. Sales for comparable Classic Trak stores decreased 8.3% in fiscal 1998. Sales for Super Trak and Super Trak Warehouse stores represented 69.8% of total sales during fiscal 1998 compared to 64.6% for fiscal 1997.

Interest and other income increased by $595,000 in fiscal 1998 when compared to fiscal 1997. The increase was primarily due to increased recoveries from audits of prior years vendor allowances and an increase in interest income.

Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 77.2% in fiscal 1998 compared to 75.9% in fiscal 1997. The increases were primarily due to higher store occupancy costs for larger stores with newer leases, and increased distribution costs due to broader geographical delivery areas and increased SKU's supplied to Super Trak Warehouse stores.

Selling and administrative expenses as a percentage of sales were 21.6% in fiscal 1998 compared to 20.8% in fiscal 1997. The increase was primarily due to increased payroll costs, as a percentage of sales, (actual payroll dollars in fiscal 1998 were less than fiscal 1997) and to the HHH Settlement (see Note 6 to the Consolidated Financial Statement).

The provision for loss on sale of California operations of $8,193,000 is an estimate of the loss associated with the sale of Trak Auto's California assets (see Note 11 to the Consolidated Financial Statements).

Depreciation and amortization expenses increased $986,000 in fiscal 1998 compared to fiscal 1997. The increase was due to the write-off of favorable lease rights in conjunction with closing the Pittsburgh stores and was partially offset by a reduction in depreciation as a result of fixed assets becoming fully depreciated and fixed assets sold or taken out of service.

Interest expense increased $48,000 in fiscal 1998 compared to fiscal 1997.

The Company recorded a closed store provision of $13.9 million in fiscal 1998 for the stores closed in the Pittsburgh market.

Trak Auto had a net loss of $17,673,000 in fiscal 1998 compared to net income of $1,084,000 in fiscal 1997. The net loss was primarily the result of the foregoing factors primarily the closed store reserve and the loss from the sale of the California operations.

The effective income tax rate was 37.4% in fiscal 1998 compared to 25.0% in fiscal 1997. The increase was primarily the result of a net operating loss generated and fully utilized while a permanent tax difference remained relatively unchanged.

Crown Books

During fiscal 1998, Crown Books opened 26 Super Crown Books stores while closing eleven Classic Crown Books stores and four Super Crown Books stores. At January 31, 1998, Crown Books had 179 stores, including 131 Super Crown Books stores.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Sales of $297,506,000 for fiscal 1998 (52 weeks) increased by $9,768,000 or 3.4% compared to fiscal 1997(52 weeks). The increase was primarily due to the 26 new Super Crown Books stores opened during the year. Comparable sales (sales for stores open for 13 months) decreased 5.9% for fiscal 1998. Sales for Super Crown Books stores represented 83.9% of total sales for fiscal 1998 compared to 78.4% of total sales for fiscal 1997. Super Crown Books sales of $249,655,000 for fiscal 1998 increased 11.7% over sales for fiscal 1997. Sales for comparable Super Crown Books stores, however, decreased 6.2% in fiscal 1998. Sales for comparable classic Crown Books stores decreased 4.4% during fiscal 1998.

Interest and other income decreased by $717,000 during fiscal 1998 when compared to fiscal 1997. The decrease was due to reduced interest income as a result of decreased funds available for short-term investments.

Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 87.6% for fiscal 1998 compared to 81.3% for fiscal 1997. The increase was primarily due to decreased gross margins as a result of increased promotional discounts, increased purchases from wholesalers, increased reserves for books returned to publishers and increased shrink. The increase was also due to higher occupancy costs for new larger stores and the effect of the decline in comparable store sales on occupancy costs, as a percentage of sales, in existing stores.

Selling and administrative expenses as a percentage of sales were 22.9% for fiscal 1998 compared to 18.9% for fiscal 1997. The increase was primarily due to increased payroll and advertising costs and the continuing consulting services for new management information systems, primarily the accounts payable and merchandising system.

Depreciation and amortization expense increased $102,000 for fiscal 1998 compared to fiscal 1997. The increase was primarily due to an increase in fixed assets as a result of new Super Crown Books stores and to the amortization of computer software.

Interest expense increased by $382,000 due to increased borrowings under the revolving credit facility.

During fiscal 1998 Crown Books recorded a tax benefit of approximately $15.0 million and increased its valuation allowance for deferred income tax assets $23.0 million. See Note 2 to the Consolidated Financial Statements.

Crown Books had a net loss of $48,650,000 in fiscal 1998 compared to a net loss of $860,000 in fiscal 1997 primarily as a result of the decline in comparable store sales and gross margins together with increasing store expenses, the continuing cost associated with implementation of new management information systems, the increased advertising costs and the increase in the tax valuation allowance.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Shoppers Food

Shoppers opened three new stores in fiscal 1998 for a store count of 37 at January 31, 1998.

Sales increased by $4.9 million, from $850.9 million during the 52 weeks ended February 1, 1997 to $855.8 million during the 52 weeks ended January 31, 1998. The sales increases were due to the three new stores opened since July 1997. Comparable store sales decreased 4.5% during the 52 weeks ended January 31, 1998. The decrease in comparable store sales was primarily due to the new stores drawing customers from existing stores and competitive market conditions.

Gross profit increased by $8.3 million (4.3%), from $190.9 million during the 52 weeks ended February 1, 1997 to $199.2 million during the 52 weeks ended January 31, 1998. Gross profit, as a percentage of sales, increased to 23.3% during the 52 weeks ended January 31, 1998 from 22.4% during the 52 weeks ended February 1, 1997. The increases were primarily due to a more proactive pricing strategy on selected items, a reduction in the number of items which are offered at special discounts on a weekly basis in stores, a higher allowance income achieved through increased vendor participation and a reduction in the charge to operations for LIFO, from $0.9 million during the 52 weeks ended February 1, 1997 to $0.4 million during the 52 weeks ended January 31, 1998.

Selling and administrative expenses increased by $6.1 million (3.9%), from $154.6 million during the 52 weeks ended February 1, 1997 to $160.7 million during the 52 weeks ended January 31, 1998. Selling and administrative expenses, as a percentage of sales, increased from 18.2% during the 52 weeks February 1, 1997 to 18.8% during the 52 weeks ended January 31, 1998. The increases were primarily attributable to increased payroll costs associated with negotiated union rates and to expenses associated with the new stores opened since July 1997.

Depreciation and amortization increased by $2.4 million from $8.7 million during the 52 weeks ended February 1, 1997 to $11.1 million during the 52 weeks ended January 31, 1998. The increases were primarily due to additional depreciation and amortization associated with goodwill and lease rights, as well as with fixed assets purchased for the new stores opened since July 1997 offset by a reduction of assets becoming fully depreciated in 1997. In connection with the Acquisition, Shoppers commenced using Dart's method of depreciating property and equipment on a straight-line basis. Prior to the Acquisition, Shoppers used accelerated methods. The cumulative effect of this change in accounting principle has been recorded in the financial statements for the 52 weeks ended January 31, 1998. Depreciation expense for the 52 weeks ended February 1, 1997 would have been $0.6 million more using the straight-line basis.

Operating income was $27.4 million for the 52 weeks ended January 31, 1998 compared to $27.6 million during the same period in the prior year. The decrease was primarily due to higher selling and administrative expenses and

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

increased depreciation and amortization and was partially offset by the increase in gross profit.

Interest income decreased $2.4 million during the 52 weeks ended January 31, 1998 compared to the 52 weeks ended February 1, 1997 due to a reduction of funds available for short-term investing as a result of the repayment of the bridge financing associated with Acquisition.

Interest expense increased approximately $19.4 million from $1.6 million during the 52 weeks ended February 1, 1997 to $21.1 million during the 52 weeks ended January 31, 1998 as a result of interest paid on the Increasing Rate Notes, interest accrued on the Senior Notes and the amortization of financing costs.

The effective income tax rate for the 52 weeks ended January 31, 1998 was 48.5% compared to 35.7% for the 52 weeks ended February 1, 1997. The increase was primarily attributable to nondeductible amortization of acquisition related goodwill.

On June 26, 1997 Shoppers sold $200 million aggregate principal amount of its 9.75% senior notes due 2004. On July 25, 1997 the proceeds were used to repay $143.3 million (including approximately $3.3 million of accrued and unpaid interest) of the existing Increasing Rate Notes and to pay $50.0 million into an escrow account used by Dart when it consummated a settlement with certain of its shareholders. As a result of this transaction, $5.3 million, representing an unamortized portion of the financing costs incurred to secure initial senior indebtedness, were expensed as an extraordinary item, net of taxes of approximately $2.2 million.

Net income decreased by $16.9 million, from $20.6 million during the 52 weeks ended February 1, 1997 to $3.7 million during the 52 weeks ended January 31, 1998. These decrease was primarily attributable to increased interest expense associated with Shopper's indebtedness and the extraordinary item discussed above offset by the cumulative effect of the change in accounting principle.

Total Beverage

During the year ended January 31, 1998, Total Beverage opened two new stores in the Chicago, Illinois metropolitan area. At January 31, 1998, Total Beverage had five stores.

Total Beverage sales were $32,818,000 during fiscal 1998 compared to $30,097,000 for fiscal 1997. The increase was due primarily to sales at the two new stores. Comparable store sales increased 1.7% in fiscal 1998 compared to fiscal 1997.

Cost of sales and store occupancy as a percentage of sales were 83.2% during fiscal 1998 compared to 81.2% for fiscal 1997. The increase was primarily due to the entry into the Chicago market where margins are lower and new competition in the Virginia market.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selling and administrative expenses as a percentage of sales were 21.0% during fiscal 1998 compared to 21.7% in fiscal 1997. The decrease was primarily due to strategic business plan costs in fiscal 1997 partially offset by costs incurred in opening the Chicago market.

Total Beverage recorded a net operating loss of $1,822,000 during fiscal 1998 (excluding reversal of a closed store reserve) compared to a net operating loss of $1,132,000 (excluding accrual and reversal of closed store reserves) during fiscal 1997. The net operating loss in fiscal 1998 was primarily due to start-up costs for the Chicago stores.

Dart Group and Other Corporate

Interest and other income decreased approximately $971,000 during fiscal l998 when compared to fiscal 1997. The decrease was primarily due to reduced funds available for short-term investment.

Administrative expenses decreased $6,067,000 during fiscal 1998 primarily due to certain legal expenses accrued in fiscal l997 and partially reversed in fiscal 1998. The decrease was offset by expenses associated with the Settlements and related transactions.

Interest expense decreased $133,000 during fiscal 1998 due to reduced interest as a result of payment on the RMH Judgment during fiscal 1997 and was partially offset by mortgage interest.

Dart reversed approximately $9.2 million for the Pennsy Warehouse closed facility reserve as a result of the Settlements.

Trak Auto and Crown Books file separate income tax returns. Shoppers and Total Beverage are included in Dart's income tax returns.

As a result of Dart's operating loss for fiscal 1998, a net tax operating loss carryforward of approximately $39.5 million was created. Dart's cumulative total net tax operating loss carryforward is approximately $105.6 million. The net operating loss carryforwards will expire in varying amounts through fiscal 2013. In addition, Dart has an Alternative Minimum Tax credit carryforward of approximately $1.0 million. Dart has a deferred tax valuation allowance of $48.6 million as of January 31, 1998. Management continues to evaluate the adequacy of this valuation allowance.

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

Sales of $345,984,000 for fiscal 1997 (52 weeks) increased by $3,742,000 or 1.1% compared to fiscal 1996 (53 weeks). The increase was primarily due to

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Trak Auto's entry into the Pittsburgh, Pennsylvania market in January 1996 and to increased sales in the Washington, D.C. and Chicago, Illinois markets during the first quarter of fiscal 1997 resulting from harsh winter conditions. The increases were partially offset by a decline in sales for the Los Angeles, California market where three stores were closed in fiscal 1997. The extra week of sales in fiscal 1996 was approximately $6,000,000. Comparable sales (stores open more than one year) decreased 1.7% in fiscal 1997 compared to the 52 weeks ended February 3, 1996. Sales for comparable Super Trak Warehouse stores increased 0.3% in fiscal 1997. Sales for comparable Super Trak stores decreased 1.6% in fiscal 1997. Sales for comparable Classic Trak stores decreased 2.3% in fiscal 1997. Sales for Super Trak and Super Trak Warehouse stores represented 64.6% of total sales during fiscal 1997 compared to 56.2% for fiscal 1996.

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

27 new Super Crown Books stores opened during the year and the maturity of Super Crown Books stores opened in fiscal 1996. Comparable sales (sales for stores open for 13 months) decreased 2.1% for fiscal 1997. However, comparable sales for the new prototype superstore increased 5.1% during fiscal 1997. Sales for Super Crown Books stores represented 78.4% of total sales for fiscal 1997 compared to 66.7% of total sales for fiscal 1996. Super Crown Books sales of $225,543,000 for fiscal 1997 increased 19.2% over sales for fiscal 1996. Sales for comparable Super Crown Books stores, however, decreased 1.9% in fiscal 1997. Sales for comparable classic Crown Books stores decreased 2.7% during fiscal 1997.

Interest and other income decreased by $1,929,000 during fiscal 1997 when compared to fiscal 1996. The decrease was due to reduced interest income as a result of decreased funds available for short-term investments.

Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 81.3% for fiscal 1997 compared to 81.8% for fiscal 1996. The decrease was primarily due to increased gross margins as a result of taking advantage of vendor discounts, an improvement in the sales mix and a change in the sales discount policy and were partially offset by increased store occupancy costs.

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

Crown Books has recorded a tax benefit of $578,000 in fiscal 1997 as compared to income tax expense $1,977,000 in fiscal 1996. In fiscal 1997, the effective tax rate was 40.2% compared to 34.8% in fiscal 1996 due primarily to state income tax benefits associated with Crown Books net operating losses.

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

Dart's investment in Shoppers is reflected in the accompanying financial statements using the equity method of accounting for periods subsequent to May 28, 1994.

Shoppers revenue for the year ended February 1, 1997 was $862,395,000. Operating income for the year ended February 1, 1997 includes approximately a $400,000 increase in accrued insurance, $850,000 increase in closed store reserve and $456,000 in salary increases. Depreciation and amortization expense was $8,720,000 for the year ended February 1, 1997.

Trak Auto, Crown Books and Shoppers filed separate income tax returns. CMREC and Total Beverage are included in Dart's income tax returns. However, effective with the income tax return for the twelve months ended January 31,

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

1998, Shoppers is included in Dart's income tax return. Dart's current net operating loss was not tax benefitted as a result of the complete utilization of all available carrybacks.

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

Crown Books had net income of $3,704,000 in fiscal 1996 compared to a net loss of $19,380,000 in fiscal 1995 as a result of the foregoing factors. Crown Books has recorded income tax expense of $1,977,000 in fiscal 1996 as compared to tax benefit of $7,951,000 for fiscal 1995. In fiscal 1996, the effective tax rate was 34.8% compared to 29.1% in fiscal 1995 due primarily to the $2,500,000 valuation recorded in the third quarter of fiscal 1995.

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

Dart Group and Other Corporate

Income from unconsolidated subsidiary was $10,055,000 in fiscal 1996 as a result of an increase in Dart's equity interest in Shoppers which has been reflected on Dart's financial statements using the equity method of accounting.

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

Trak Auto, Crown Books and Shoppers file separate income tax returns. CMREC, Total Beverage and Dart Financial are included in Dart's income tax returns.

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

INTERNAL CONTROLS

During the year ended January 31, 1998, under its prior management team, Crown Books implemented a new accounts payable/inventory system without the system being completely tested and interfaced with the store systems. As a result of implementation problems with the system, Crown Books has been unable to determine in an accurate and timely manner the purchases and amounts payable for each vendor throughout the year. Additionally, reconciliations of certain key general ledger accounts, including cash, accounts payable and inventory, were not performed on a timely basis during the year and the adjustments to reconcile the general ledger to the physical inventory at year-end was unusually high. Significant effort was required in connection with the year-end financial statement closing process to reconcile these accounts, determine the nature of any reconciling items and record adjustments to correct errors or omissions to these accounts.

Since February 1998, Crown Books, under its new management, has invested a substantial effort and made improvements in the controls and procedures relating to the above mentioned items. To date these improvements have not resolved the problems and efforts need to continue to enable Crown Books to produce accurate financial data in a timely and efficient manner. As a result of the foregoing issues, Crown Books' independent public accountants advised Crown Books that in their view, there is a material weakness in Crown Books' internal control structure. Management of Crown Books intends to continue its efforts to improve internal control and procedures.

YEAR 2000 COMPLIANCE

The Company is currently in the process of conducting a review of the impact of Year 2000 on its information systems, as well as reviewing its impact on relationships with key customers and vendors. Based on this preliminary review, Trak Auto, Crown Books and Shoppers store systems will need to be replaced as the original software vendors are not supporting the Year 2000 modifications. The Company intends to implement a new general ledger system and accounts payable system by the end of fiscal 1999. Dart has implemented a new payroll system that is Year 2000 compliant and currently plans to implement that system at Trak Auto and Crown Books. Although a plan to ensure minimal disruption to the Company's operations will be developed, there can be no certainty that there will be sufficient time to implement a comprehensive plan by the Year 2000. Currently, the aggregate costs associated with this program have not been estimated.

EFFECTS OF INFLATION

Inflation in the past three years has had no significant impact on the Company's business. Dart believes that Trak Auto, Crown Books, Shoppers and Total Beverage will recover most cost increases due to inflation by increasing selling prices.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

Item 8.   Financial Statements and Supplementary Data

Financial Statements                                                       Page
--------------------                                                       ----
         Report of Independent Public Accountants                             59

         Consolidated Balance Sheets                                       60-61

         Consolidated Statements of Operations                             62-63

         Consolidated Statements of Stockholders' Equity                   64-65

         Consolidated Statements of Cash Flows                             66-68

         Notes to Consolidated Financial Statements                       69-118

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO DART GROUP CORPORATION:

We have audited the accompanying consolidated balance sheets of Dart Group Corporation (a Delaware corporation) and subsidiaries as of January 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dart Group Corporation and subsidiaries as of January 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in fiscal 1997 the Company changed its method of accounting for cash equivalents and in fiscal 1998, the Company changed its accounting policy for purchased computer software costs. Additionally, as discussed in Note 1 Shoppers Food Warehouse Corp. changed its method of depreciating property and equipment.




                                             ARTHUR ANDERSEN LLP


Washington, D. C.
April 28, 1998

                     DART GROUP CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                January 31,
                                                           ---------------------
ASSETS                                                       1998         1997
                                                           --------     --------
Current Assets:
  Cash and equivalents                                     $ 13,214     $ 12,382
  Short-term instruments (includes $38.5 million
    held for Haft Settlements and related matters)           73,126       27,276
  Marketable debt securities                                  5,126        5,714
  Accounts receivable                                        22,899       14,699
  Income taxes refundable                                        --        3,802
  Merchandise inventories                                   181,840      218,619
  Prepaid income taxes                                        5,528           --
  Deferred income taxes                                      14,098        7,324
  Other current assets                                        9,155        6,445
                                                           --------     --------
    Total Current Assets                                    324,986      296,261
                                                           --------     --------

Property and Equipment, at cost:
  Furniture, fixtures and equipment                         162,339      104,541
  Leasehold improvements                                     27,457       29,873
  Land and buildings                                         16,420        1,034
  Property under capital leases                              18,864       24,472
                                                           --------     --------
                                                            225,080      159,920
Accumulated Depreciation and Amortization                   112,261       80,849
                                                           --------     --------
                                                            112,819       79,071
                                                           --------     --------
Share of Equity in Shoppers Food
  Warehouse Corporation                                          --       52,802
                                                           --------     --------
Goodwill, net of accumulated
   amortization of $4,330 and $382                          146,781        1,890
                                                           --------     --------
Deferred Income Taxes                                            --       14,375
                                                           --------     --------
Other Assets                                                 21,249        5,773
                                                           --------     --------
Total Assets                                               $605,835     $450,172
                                                           ========     ========




                See notes to consolidated financial statements.

                     DART GROUP CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                              January 31,
                                                        -----------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                       1998          1997
                                                        ---------     ---------
Current Liabilities:
  Current portion of mortgages payable                  $     680     $   1,106
  Accounts payable, trade                                 136,317       102,942
  Income taxes payable                                         --         3,322
  Accrued interest                                          2,654            --
  Accrued salaries and employee benefits                   20,871        18,766
  Accrued taxes other than income taxes                    12,462         9,738
  Current portion of reserve for closed
    facilities and restructuring                            4,441         5,701
  Accrue payments to Herbert H. Haft                       27,967            --
  Other accrued liabilities                                45,778        64,215
  Current portion of obligations under
    capital leases                                            282           209
                                                        ---------     ---------
    Total Current Liabilities                             251,452       205,999
                                                        ---------     ---------

Mortgages Payable                                          15,743           353
                                                        ---------     ---------
Obligations Under Capital Leases                           23,501        30,373
                                                        ---------     ---------
Reserve for Closed Facilities and Restructuring            25,370        27,341
                                                        ---------     ---------
Deferred income taxes                                       1,624            --
                                                        ---------     ---------
Shoppers Food Senior Notes due 2004                       200,000            --
                                                        ---------     ---------
Other Liabilities                                           5,789            --
                                                        ---------     ---------

Commitments and Contingencies (see Note 4)

Minority Interests                                         38,727        67,750
                                                        ---------     ---------

Stockholders' Equity:
  Class A Common Stock, non-voting, par
    value $1.00 per share; 3,000,000 shares
    authorized; 1,979,827 and 1,962,403 shares
    issued, respectively                                    1,980         1,962
  Class B Common Stock, voting, par value $1.00
    per share; 500,000 shares authorized
    and issued                                                500           500
  Paid-in capital                                          80,259        78,841
  Notes receivable - shareholder                          (65,130)      (65,130)
  Unrealized gains (losses) on short-term
    investments                                                 6           (22)
  Retained earnings                                        62,407       104,242
  Treasury stock, 810,149 and 202,340
    shares, respectively, of Class A
    common stock, at cost                                 (21,408)       (1,749)
  Treasury stock, 500,000 and 172,730
    shares, respectively, of Class B
    common stock, at cost                                 (14,985)         (288)
                                                        ---------     ---------
    Total Stockholders' Equity                             43,629       118,356
                                                        ---------     ---------

Total Liabilities and Stockholders' Equity              $ 605,835     $ 450,172
                                                        =========     =========

                See notes to consolidated financial statements.

                     DART GROUP CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)

                                                 Years Ended January 31,
                                       -------------------------------------------
                                           1998            1997            1996
                                       -----------     -----------     -----------
Sales                                  $ 1,505,532     $   663,818     $   655,161
Real estate revenue                             --              --          13,155
Interest and other income                   12,595           4,271           9,820
                                       -----------     -----------     -----------
                                         1,518,127         668,089         678,136
                                       -----------     -----------     -----------
Expenses:
  Cost of sales, store occupancy
    and warehousing                      1,190,799         520,746         509,136
  Selling and administrative               329,986         159,229         146,209
  Provision for loss on sale of
    Trak Auto California
    operations                               8,193              --              --
  Depreciation and amortization             26,242          14,040          15,453
  Interest                                  27,911           6,993          13,175
  Write-down of Cabot-Morgan
    Real Estate joint ventures                  --              --          14,562
  Write-off Crown Books impaired
    assets                                   4,275              --              --
  Restructuring (reversal) charge              (88)         (3,865)         (2,051)
  Closed facility (reversal)
    reserve                                  1,556            (652)         (5,665)
                                       -----------     -----------     -----------
                                         1,588,874         696,491         690,819
                                       -----------     -----------     -----------
Loss before income taxes, equity
  in affiliate, minority
  interests, extraordinary item
  and cumulative effect of
  accounting change                        (70,747)        (28,402)        (12,683)
Income tax (benefit)                        (1,523)           (216)          6,149
                                       -----------     -----------     -----------
Loss before equity in affiliate,
  minority interests, extraordinary
  item and cumulative effect of
  accounting change                        (69,224)        (28,186)        (18,832)
Equity in affiliate                             --          11,405          10,055
Minority interests in (income)
  loss of consolidated
  subsidiaries and partnerships             29,019              88          (4,647)
                                       -----------     -----------     -----------
Loss before extraordinary item
  and cumulative effect of
  accounting change                        (40,205)        (16,693)        (13,424)
Extraordinary item:
  Loss on early extinguishment
  of debt, net of income taxes
  of $2,150                                 (3,126)             --              --
Cumulative effect of Shoppers
  accounting change, net
  of income taxes of $1,344                  1,729              --              --
                                       -----------     -----------     -----------

Net Loss                               $   (41,602)    $   (16,693)    $   (13,424)
                                       ===========     ===========     ===========

                     DART GROUP CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)

                                                 Years Ended January 31,
                                          -------------------------------------
                                             1998          1997          1996
                                          ---------     ---------     ---------
Loss per share (Basic and Diluted):
Loss before extraordinary item            $  (19.81)    $   (8.73)    $   (7.88)
Extraordinary item:
  Loss on early extinguishment
  of debt, net                                (1.54)           --            --
Cumulative effect of Shoppers
  accounting change, net                        .85            --            --
                                          ---------     ---------     ---------


Basic loss per share                      $  (20.50)    $   (8.73)    $   (7.88)
Diluted loss per share                       (20.50)        (8.73)        (7.88)

Weighted Average shares
  outstanding
  Basic                                       2,030         2,076         1,862
  Diluted                                     2,030         2,076         1,862


              See notes to the consolidated financial statements.

                     DART GROUP CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)


                                                 Years Ended January 31,
                                          -------------------------------------
                                             1998          1997          1996
                                          ---------     ---------     ---------
Common Stock:
  Class A-
    Balance, beginning of period          $   1,962     $   1,949     $   1,661
      Stock options exercised                    18            13            --
      Shares issued                              --            --           288
                                          ---------     ---------     ---------
    Balance, end of period                $   1,980     $   1,962     $   1,949
                                          =========     =========     =========
  Class B-
    Balance, beginning of period          $     500     $     500     $     303
      Stock options exercised                    --            --           197
                                          ---------     ---------     ---------
    Balance, end of period                $     500     $     500     $     500
                                          =========     =========     =========

Paid-in Capital:
  Balance, beginning of period            $  78,841     $  77,879     $  65,384
    Stock options exercised                   1,418           951            18
    Purchase of (Class B)stock option            --            --           985
    RSH Settlement                               --            --        10,701
    Effect of subsidiary stock
      options exercised                          --            11           791
                                          ---------     ---------     ---------
  Balance, end of period                  $  80,259     $  78,841     $  77,879
                                          =========     =========     =========

Note Receivable-Shareholder:
  Balance, beginning of period            $ (65,130)    $ (65,130)    $      --
    RSH Settlement                               --            --       (65,130)
                                          ---------     ---------     ---------
  Balance, end of period                  $ (65,130)    $ (65,130)    $ (65,130)
                                          =========     =========     =========

Unrealized Investment gains (losses):     $       6     $     (22)    $     246
                                          =========     =========     =========

Treasury Stock:
  Class A-
    Balance, beginning of period          $  (1,749)    $  (1,749)    $  (1,749)
      Common stock reacquired               (19,659)           --            --
                                          ---------     ---------     ---------
    Balance, end of period                $ (21,408)    $  (1,749)    $  (1,749)
                                          =========     =========     =========
  Class B-
    Balance, beginning of period          $    (288)    $    (288)    $      --
      Common stock reacquired               (14,697)           --          (288)
                                          ---------     ---------     ---------
    Balance, end of period                $ (14,985)    $    (288)    $    (288)
                                          =========     =========     =========

Retained Earnings:
  Balance, beginning of period            $ 104,242     $ 121,169     $ 134,788
    Net loss                                (41,602)      (16,693)      (13,424)
    Dividends paid                             (233)         (234)         (195)
                                          ---------     ---------     ---------
  Balance, end of period                  $  62,407     $ 104,242     $ 121,169
                                          =========     =========     =========

                   DART GROUP CORPORATION AND SUBSIDIARIES

        (dollars and shares in thousands, except dividends per share)

                                                   Years Ended January 31,
                                             ----------------------------------
                                               1998          1997         1996
                                             -------       -------      -------
Dividends paid per share:
  Class A Common Stock                       $   .13       $   .13      $   .13
                                             =======       =======      =======

  Class B Common Stock                       $    --       $    --      $    --
                                             =======       =======      =======

Common Stock Outstanding:
  Class A-
    Balance, beginning of period               1,760         1,747        1,458
      Stock options exercised                     17            13            1
      Common stock reacquired                   (607)           --           --
      Shares issued                               --            --          288
                                             -------       -------      -------
    Balance, end of period                     1,170         1,760        1,747
                                             =======       =======      =======
  Class B-
    Balance, beginning of period                 327           327          303
      Stock options exercised                     --            --          197
      Common stock reacquired                   (327)           --         (173)
                                             -------       -------      -------
    Balance, end of period                        --           327          327
                                             =======       =======      =======



              See notes to the consolidated financial statements.

                     DART GROUP CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                     Years Ended January 31,
                                               ----------------------------------
                                                 1998         1997         1996
                                               --------     --------     --------
Cash Flows from Operating Activities:
  Net loss                                     $(41,602)    $(16,693)    $(13,424)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
    Depreciation and amortization                26,242       14,040       12,341
    Amortization of deferred financing cost       1,214           --           --
    Loss on early extinguishment of debt          5,276           --           --
    Write down Cabot-Morgan
      Real Estate joint ventures                     --           --       14,562
    Provision for compensation associated
      with HHH settlement                           787           --           --
    Valuation allowances for deferred tax
      assets                                     22,971           --           --
    Provision for impaired assets                 4,275           --           --
    Provision for loss on sale of Trak
      Auto California operations                  8,193           --           --
    Cumulation effect of accounting change       (1,729)          --           --
    Loss on disposal of fixed assets                935           --           --
    Interest in excess of capital lease
      payment                                       294           --           --
    Equity in affiliate                              --      (11,405)     (10,414)
    Provision for litigation                     (7,000)      17,000        2,169
    Provision for (reversal of) closing
      facilities and restructuring                2,568       (3,534)      (6,125)
  Change in assets and liabilities:
    Accounts receivable                           1,862       (5,734)       1,518
    Merchandise inventories                      34,650      (13,004)      (7,137)
    Prepaid and refundable
      income taxes                                  330       (3,802)          --
    Other current assets                         (2,710)      (4,246)        (579)
    Deferred income tax                         (18,575)       4,177        5,911
    Other assets                                  1,204       (2,609)         148
    Accounts payable, trade                      (8,445)      13,847      (16,938)
    Income taxes payable                         (4,713)       2,355       (6,181)
    Accrued salaries and employee
      benefits                                      997        1,457        2,516
    Accrued taxes other than
      income taxes                                 (179)       2,069       (1,806)
    Other accrued liabilities                   (13,769)       7,654       (5,937)
    Payment to Robert M. Haft                        --      (35,726)          --
    Reserve for closed facilities                (4,324)      (6,658)      (7,680)
    Minority interest                           (29,031)      (2,028)       6,338
                                               --------     --------     --------
      Net cash used for
        operating activities                   $(20,279)    $(42,840)    $(30,718)
                                               --------     --------     --------

                          (Continued on following page)

                     DART GROUP CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                    Years Ended January 31,
                                             -------------------------------------
                                                1998          1997          1996
                                             ---------     ---------     ---------
Cash Flows from Securities and Capital
  Investment Activities:
  Capital expenditures                       $ (23,618)    $ (17,112)    $ (16,688)
  Proceeds from sale of California assets       32,828            --            --
  Acquisition of partnership interest in
    real estate                                 (4,400)           --            --
  Purchase of Pittsburgh store assets               --            --        (5,767)
  Proceeds from Shoppers dividends                  --         5,000         5,000
  Cash and equivalents of Shoppers Food
    Warehouse Corp. at February 6, 1997         13,739            --            --
  Acquisition of 50% equity in Shoppers
    Food Warehouse Corp.                      (210,000)           --            --
  Distributions from Cabot-Morgan Real
    Estate joint ventures                           --            --         4,888
  Proceeds from sale of Cabot-Morgan
    joint ventures                                  --         2,000            --
  Decrease in cash and cash equivalents
    as a result of the deconsolidation
    of Cabot-Morgan Real Estate
    joint ventures and Shoppers Food
    Warehouse Corp., respectively                   --            --        (5,713)
  Acquisition of treasury stock by
    Trak Auto                                       --            --        (6,904)
  Sales of United States Treasury Bills            987        21,032        70,002
  Maturities of United States Treasury
    Bills                                        4,973        36,351        11,163
  Purchases of United States Treasury
    Bills                                       (5,960)      (40,152)      (98,866)
  Purchases of marketable debt securities      (37,170)       (1,500)       (3,199)
  Sales of marketable debt securities          115,559         3,612        56,951
  Maturities of marketable debt
    securities                                  17,783         6,544         6,420
                                             ---------     ---------     ---------
      Net cash provided by (used for)
        securities and capital
        investment activities                $ (95,279)    $  15,775     $  17,287
                                             ---------     ---------     ---------

Cash Flows from Financing Activities:
  Cash dividends                             $    (233)    $    (234)    $    (195)
  Proceeds from Note Receivable -
    Ronald S. Haft                                  --        11,621            --
  Loans to Ronald S. Haft                           --            --       (49,547)
  Stock options exercised                        1,436           964           215
  Proceeds from Increasing Rate Notes
    Due 2000                                   140,000            --            --
  Payments for deferred financing and
    acquisition costs                          (16,643)           --            --
  Redemption of Increasing Rate Notes
    Due 2000                                  (140,000)           --            --

                          (Continued on following page)

                     DART GROUP CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                             (dollars in thousands)

                                                              Years Ended January 31,
                                                      -------------------------------------
                                                         1998          1997          1996
                                                      ---------     ---------     ---------
Cash Flows from Financing Activities (continued)
  Proceeds from issuance of Senior
    Notes due 2004                                    $ 200,000     $      --     $      --
  Funds restricted for settlement                       (50,218)           --            --
  Release of restricted funds                            50,000            --            --
  Purchase of treasury stock                            (21,456)           --            --
  Proceeds from option to acquire
    common stock                                             --            --           985
  Principal payments under mortgage
    obligations                                            (357)         (307)         (269)
  Principal payments under capital
    lease obligations                                      (289)         (101)         (368)
                                                      ---------     ---------     ---------
      Net cash provided by(used for)
      financing activities                            $ 162,240     $  11,943     $ (49,179)
                                                      ---------     ---------     ---------

Net increase(decrease)in Cash and
  Equivalents                                         $  46,682     $ (15,122)    $ (62,610)
Cash and Equivalents at Beginning
  of Year (Note 1)                                       39,658        54,780       117,390
                                                      ---------     ---------     ---------
Cash and Equivalents at End of
  Year (Note 1)                                       $  86,340     $  39,658     $  54,780
                                                      =========     =========     =========

Supplemental Disclosures of Cash Flow Information:
Net Cash paid (refunded) during
  the year for:
    Interest                                          $  24,083     $   7,485     $   4,532
    Income taxes                                         (1,380)       (2,305)        6,468

Supplemental disclosure of noncash financing activities:

In fiscal 1996, as a result of a settlement of certain litigation with Ronald S. Haft, the Company exchanged 288,312 shares of Class A Common Stock for 172,730 shares of Class B Common Stock and the Company received a promissory note for $27,389,672 for the exercise of 197,048 options for shares of Class B Common Stock.

In fiscal 1998 as a result of the settlement with Herbert H. Haft, the Company accrued approximately $28.0 million. This amount includes $12.9 million for the purchase of 122,747 shares of Class A Common Stock.

Supplemental disclosure of noncash activities:
Write-off book value of fixed assets
  to restructuring and closed store
  reserves                                            $1,549    $  552    $1,207


                See notes to consolidated financial statements.

                     DART GROUP CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements reflect the accounts of Dart Group Corporation ("Dart") and its direct and indirect, wholly-owned and majority-owned subsidiaries and majority-owned partnerships, including Trak Auto Corporation ("Trak Auto"), Crown Books Corporation ("Crown Books"), Shoppers Food Warehouse Corp. ("Shoppers"), Total Beverage Corporation ("Total Beverage") and Cabot-Morgan Real Estate Company ("CMREC"). Dart, Trak Auto, Crown Books, Shoppers, Total Beverage, CMREC and Dart's other direct and indirect wholly-owned and majority-owned subsidiaries and majority-owned partnerships are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated.

The accounts of Shoppers are not consolidated with Dart's financial statements for periods from May 28, 1994 until February 6, 1997 as a result of a reduction of Dart's ownership to 50% on May 28, 1994 (see Note 3). Dart's investment in Shoppers is reflected in the financial statements using the equity method of accounting for periods from May 28, 1994 until February 6, 1997. On February 6, 1997, Dart acquired the 50% interest in Shoppers that it did not own for $210.0 million (the "Acquisition") (see Note 3). For periods after February 6, 1997, the accounts of Shoppers are consolidated with Dart's financial statements.

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

Risk Factors

In the past, Dart and each of its subsidiaries generally funded their respective requirements for working capital and capital expenditures with net cash generated from operations and existing cash resources. However, the Company's cash and investments decreased by approximately $62.6 million in fiscal 1998, $
42.0 million in fiscal 1997 and $104.4 million in fiscal 1996; primarily as a result of payments of $37.9 million to Robert M. Haft for satisfaction of a judgment awarded to him (the "RMH Judgment") (See Note 8), loans of $49.5 million made to Ronald S. Haft in connection with the RSH Settlement, expenditures by Crown Books for store closings and the opening of new superstores, Trak Auto's expansion into the Pittsburgh market and the

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


store operating losses of Crown Books and Total Beverage and extraordinary legal and other fees. Subsequent to January 31, 1998, Dart paid Herbert H. Haft approximately $28.0 million and loaned Ronald S. Haft $10.0 million for settlements of litigation and related transactions (the "HHH Settlement").

Dart owns 52.3% of Crown Books Corporation. Crown Books has experienced recurring losses and decreases in comparable store sales over the past several years. Additionally, as of January 31, 1998, Crown Books has current liabilities of approximately $85 million and current assets excluding merchandise inventories of $24 million dollars and has $25 million available under its revolving credit facility. As of January 31, 1998 $22.2 million was borrowed under this facility. As a result of the recurring losses and the limited borrowing capacity currently available, Crown Books is experiencing liquidity problems that raise substantial doubt about its ability to continue as a going concern.

Crown Books new management team is negotiating with the lenders to restructure the revolving credit facility to allow Crown Books to borrow up to $50.0 million subject to certain restrictions with respect to inventory to loan ratios. The lenders expect to issue a letter of commitment, subject to the findings of the remainder of their due diligence, for the $50.0 million credit facility in early May 1998 with an anticipated closure and funding shortly thereafter. Additionally, management has developed a plan to stabilize store sales and reduce operating costs and intends to negotiate extended payment terms with its vendors. While management believes all these actions will enable Crown Books to meet its obligations when they become due, there can be no assurance that Crown Books will be successful in obtaining the additional financing, extending vendor terms and implementing its operating plan in a manner that ensures the Company will have sufficient liquidity to operate its business and remain a going concern. If the negotiations with the lenders and the vendors are not successful and alternative financing sources are not available, the Company will consider reorganization protection alternatives under bankruptcy laws. The Company currently has no plans to liquidate.

If Crown Books does not continue, Dart will need to assess the realizability of its investment in Crown Books and its responsibility for any obligations of Crown Books. As of January 31, 1998, Dart's investment in Crown Books is approximately $18.7 million and has a loan to Crown Books of $418,000. Dart has also guaranteed certain leases in the aggregate amount of $6 million, which they would be responsible for if Crown Books were to become insolvent. Crown Books also pays Dart rent for the corporate headquarters building and reimburses Dart for certain administrative functions which are currently shared by the Companies.

Additionally, there is a $7.5 million payment due from Dart to Trak Auto on February 3, 1999 (see Note3).

Fiscal Year

Dart's fiscal year ends on January 31 each year. Trak Auto, Crown Books, Shoppers and Total Beverage are reported to the Saturday closest to January 31. Trak Auto's, Crown Books', Shoppers' and Total Beverage's fiscal year ended February 3, 1996 included 53 weeks and all other fiscal years presented included 52 weeks.

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


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

Short-Term Instruments and Marketable Debt Securities

At January 31, 1998 and 1997, the Company's short-term instruments include United States Treasury Bills and United States Agency Securities, with a maturity of three months or less, and money market funds. Marketable debt securities include United States Treasury Bills with a maturity greater than three months, United States Treasury Notes corporate notes, and United States Agency Securities.

Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Securities available-for-sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At January 31, 1998, the market value of short-term instruments and marketable debt securities was $6,000 greater than cost (adjusted for income taxes). At January 31, 1998, the Company had no investments that qualified as trading or held-to-maturity.

The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on the specific identification method. The following table presents the estimated fair value of marketable debt securities available for sale by contractual maturity at January 31, 1998:

                                                      (dollars in thousands)
                    Due in one year or less                  $ 3,950
                    Due in one to three years                  1,176
                                                             -------
                                                             $ 5,126

Expected maturities may differ from contractual maturities because the issuers of securities may have the right to prepay obligations without prepayment penalties.

Included in short-term instruments and marketable debt securities were $25,686,000 and $21,094,000 held by majority-owned subsidiaries at January 31, 1998 and January 31, 1997, respectively.

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


Fair Value of Financial Instruments

The fair values of current financial assets and liabilities are approximately the reported carrying amounts. The carrying amounts of the Company's mortgages payable are based on outstanding principal, and the fair values of these mortgages were estimated based on borrowing rates currently available for bank loans with similar terms.

The fair value for Shoppers fixed rate Senior Notes is based on quoted market prices. The fair value of Shopper's Senior Notes on January 31, 1998 was approximately $201.5 million.

Merchandise Inventories and Cost of Sales

Trak Auto and Shoppers inventories are priced at the lower of last-in, first-out ("LIFO") cost or market. Crown Books' and Total Beverage's inventories are priced at the lower of first-in, first-out, ("FIFO") cost or market. At January 31, 1998, 1997 and 1996, Trak Auto's inventories would have been greater by $3,846,000, $6,733,000 and $6,579,000, respectively, and at January 31, 1998 and
1997 Shoppers' inventories would have been greater by $4,743,000 and $4,375,000, respectively, if they had been valued on the lower of FIFO cost or market basis. Trak Auto had a reduction in the LIFO reserve of approximately $2.3 million as a result of the sale of its California operations (see Note 11). This amount has been recorded in the Statement of Operations as a reduction in the loss on the sale of Trak Auto's California operations.

Property and Equipment and Depreciation

Property and equipment are recorded at cost. The Company depreciates furniture, fixtures and equipment generally over a ten-year period using the straight-line method. Effective February 1, 1997, the Company changed its accounting policy from expensing purchased computer software costs in the year of acquisition to capitalizing and depreciating these costs over its estimated useful life but not more than five years. This change was made as management has determined that these costs benefit future periods. During fiscal 1998, the Company recorded amortization of purchased computer software of approximately $608,000. The effect of capitalizing purchased computer software was to decrease the Company's loss by approximately $1.8 million ($.89 per share) net of income tax benefits. Computer equipment is depreciated over a five-year period using the straight-line method. All stores and some equipment are leased. Improvements to leased premises are amortized generally over a ten-year period, or the term of the lease, whichever is shorter. Assets (primarily buildings) financed through asset-based financing arrangements are depreciated over the lives of the leases. Accumulated amortization for assets under capital lease was $5,263,000 and $9,159,000 as of January 31, 1998 and 1997, respectively.

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value should be assessed. Impairment is measured by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. Crown Books has determined that as of January 31, 1998, there was an impairment in the carrying value of certain long-lived assets and recorded approximately a $4.3 million reserve for those assets.

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

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


Industry Segments

The Company operates specialty retail, grocery and beverage stores.

Dividends

The holders of Class A Common Stock are entitled to receive, when and as declared by the Board of Directors, noncumulative preferential dividends of up to thirty cents per share. If Class A dividends reach thirty cents per share, in any fiscal year, holders of Class B Common Stock are entitled to receive dividends not exceeding thirty cents per share. Any dividends cumulatively in excess of thirty cents per share would be shared as if they constituted a single class of stock. During the years ended January 31, 1998, 1997 and 1996, Dart paid dividends to the holders of Class A Common Stock at thirteen cents per share and has not paid dividends to holders of Class B Common Stock.

Earnings Per Share

The computation of diluted earnings per share is based on the weighted average number of Dart's Class A Common Stock, $1.00 par value per share ("Class A Common Stock") and Class B Common Stock, $1.00 par value per share ("Class B Common Stock") and common stock equivalents (certain stock options) outstanding during the year. Common stock equivalents were anti-dilutive for all periods presented. The Company adopted SFAS No. 128, Earnings Per Share, in the fourth quarter of fiscal 1998 and have restated all previously presented earnings per share. Dilutive stock options represent the only difference between basic and diluted earnings per share.

In reporting earnings per share, Dart's interest in the earnings of its majority-owned subsidiaries has been adjusted for the dilutive effect, if any, of these subsidiaries' outstanding stock options in fiscal 1997 and fiscal 1996. Weighted average shares and share equivalents for the three years ended January 31, 1998, 1997 and 1996 were 2,030,000, 2,076,000 and 1,862,000, respectively.

Reclassifications

Certain reclassifications have been made to prior year statements to conform to the current year presentation.

NOTE 2 - INCOME TAXES

Because of its percentage ownership, Dart does not report the results of operations of Crown Books or Trak Auto in its Federal or state tax returns. Effective for the year ended January 31, 1998, Shoppers will be reported in Dart's Federal income tax return. The Company's tax provision therefore, represents the combined tax provisions of Dart, Crown Books, Trak Auto, Total Beverage and Shoppers.

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


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

The provision (benefit) for income taxes on income before minority interests, equity in affiliate and extraordinary items consists of the following:

                                                (dollars in thousands)
                                                     Fiscal Years
                                       ----------------------------------------
                                         1998            1997            1996
                                       --------        --------        --------
Current:
    Federal                            $(18,410)       $ (2,747)       $   (241)
    State                                  (492)           (967)              3
                                       --------        --------        --------
                                        (18,902)         (3,714)           (238)
Deferred:
    Federal                             (17,404)            154             795
    State                                (3,344)            795           1,367
    Valuation allowance                  38,127           2,549           4,225
                                       --------        --------        --------
                                       $ (1,523)       $   (216)       $  6,149
                                       ========        ========        ========

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


The combined effective tax rate on income before income taxes, equity in affiliate and minority interest, extraordinary item and cumulative effect of accounting change is reconciled to the Federal statutory rate as follows:

                                                         (dollars in thousands)
                                                              Fiscal Years
                                                  ------------------------------------
                                                    1998          1997          1996
                                                  --------      --------      --------
Federal statutory rate                                  34%           34%           34%
  Income taxes at Federal statutory rate          $(24,054)     $ (9,657)     $ (4,312)

  Increase (decrease) in taxes resulting from:
    Federal and state net operating
      loss carryforward not benefitted             (17,384)        4,740         5,886
    State income taxes, net of
      Federal income tax benefit                    (2,106)          (72)          685
    Minority interest of CMREC taxed
      as minority partner                               --            --          (168)
    Exclusion of Shoppers dividend                      --           340        (1,360)
    Interest on note receivable-
      shareholder                                    1,963         1,818           581
    CMREC interest in Total Beverage
      closed store reserve                              --            --           824
    Amortization of Goodwill                         1,308            70            59
    Increased in valuation allowance                38,127         2,549         4,225
    Tax exempt municipal bond interest
      income                                           (24)          (50)         (255)
    Treasury stock acquisition costs                   489            --            --
    Utilization of former
      Trak West net operating loss                    (174)         (208)         (225)
    Other                                              332           254           209
                                                  --------      --------      --------

    Income tax provision (benefit)                $ (1,523)     $   (216)     $  6,149
                                                  ========      ========      ========

Effective tax rate                                     2.2%           .8%         48.5%
                                                  ========      ========      ========

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


As a result of the Acquisition certain differences between financial reporting and tax basis of assets have arisen. These purchase accounting adjustments are not reflected in the current year deferred provision for income taxes.

The effect of each type of temporary difference and carryforward is as follows:

                                                         (dollars in thousands)
                                                            As of January 31,
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------
Deferred Tax Assets:
  Reserves for other liabilities                         $  2,402      $    173
  Capitalized leases treated as operating
    leases for tax purposes                                 3,474         2,860
  Depreciation                                              3,518         4,182
  Uniform capitalization of inventory
    costs                                                   2,051         3,057
  Reserve for store closings and restructuring             11,401        11,478
  Accrued rent                                              2,313         1,434
  Deferred income                                             930            65
  Accrued salaries                                            176           678
  Net operating loss carryforwards                         55,721        26,816
  Tax credit carryforwards                                  1,310         2,168
  Basis adjustment as a result of purchase
    accounting for Trak West                                  164           164
  Accrued vacation                                            927           537
  Accrued self-insurance reserves                           6,730         2,644
  Accrued legal reserves                                       --         3,922
  Reserve for stock options                                    --         5,678
  Deferred compensation                                       206            --
  Bad debt reserves                                           457            --
  Asset disposal reserve                                      983            --
  Capital loss carryforward                                 2,841         5,239
  Other                                                       761           755
                                                         --------      --------
  Deferred Tax Assets                                      96,365        71,850
  Valuation allowance                                     (74,101)      (35,974)
                                                         --------      --------
    Net Deferred Tax Assets                                22,264        35,876
                                                         --------      --------

Deferred Tax Liabilities:

  Basis difference in Shoppers investment                      --        13,846
  Favorable lease rights                                    4,329            --
  Asset acquisition basis adjustment                        5,192            --
  Book basis of assets acquired as a result
    of involuntary conversion                                 269           331
                                                         --------      --------
  Deferred Tax Liabilities                                  9,790        14,177
                                                         --------      --------
    Net Deferred Tax Asset                               $ 12,474      $ 21,699
                                                         ========      ========

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


A summary of the Company's valuation allowance as of January 31, 1998 and 1997 by Company is provided below:

                                                       (dollars in thousands)
                                                            Fiscal Years
                                                    ----------------------------
                                                      1998                 1997
                                                    -------              -------
Crown Books                                         $25,471              $ 2,500
Trak Auto                                                --                   --
Shoppers                                                 --                   --
Dart                                                 48,630               33,474
                                                    -------              -------
                                                    $74,101              $35,974
                                                    =======              =======

During the year ended January 31, 1998, Dart recorded an increase in its valuation allowance of approximately $15.2 million as a result of continuing net operating losses and the reversal of certain deferred tax liabilities.

As a result of Dart's operating loss for the year ended January 31, 1998, a tax net operating loss carryforward of approximately $39.5 million was created. Dart's cumulative total tax net operating loss carryforward is approximately $105.6 million. The net operating loss carryforwards will expire in varying amounts through fiscal 2013. In addition, Dart has an Alternative Minimum Tax credit carryforward of approximately $1.0 million.

Dart will continue to evaluate on a periodic basis its need for a valuation allowance.

During fiscal 1998, Crown Books concluded that it was more likely than not that it would not realize deferred income tax benefits of approximately $23.0 million as a result of ongoing net operating losses. Accordingly, Crown Books increased its valuation allowance for deferred tax assets from $2.5 million to $25.5 million. Crown Books will continue to evaluate the need for the valuation allowance for deferred tax assets. Crown Books has a cumulative net operating loss carryforward of approximately $41.7 million which expires in varying amounts through 2013.

Under the provisions of the Tax Reform Act of 1986, the utilization of the Company's net operating loss carryforwards may be limited, if substantial changes in stock ownership takes place.

Shoppers Food Warehouse Tax Sharing Agreement

In February 1997, Dart and Shoppers entered into a tax sharing agreement whereby the federal and certain state and local income tax returns of Shoppers will be consolidated in the income tax returns to be filed by Dart. This tax sharing arrangement will allow Dart to utilize its net operating loss carryforwards and Shoppers tax liabilities will be paid to Dart as if Shoppers filed a separate return.

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


NOTE 3 - TRANSACTIONS WITH AFFILIATES

Shoppers Food Warehouse Corp.

In fiscal 1989, Dart acquired in excess of 50% of the common stock of Shoppers, which operates the Shoppers Warehouse discount grocery chain in the Washington, D.C. metropolitan area. In June 1994, one of the other shareholders of Shoppers exercised his right to reacquire one share of Shoppers Class B common stock, thereby reducing Dart's ownership to exactly 50%. As a result, Dart's investment in Shoppers is reflected in the financial statements using the equity method of accounting for fiscal 1997 and fiscal 1996. Under the equity method, the Dart's investment is shown in the balance sheet as a single line under Share of Equity in Shoppers Food Warehouse. The unamortized difference between the original purchase price of Shoppers and the net assets acquired of $11,260,000 is also included in this item and is amortized over ten years from the acquisition date. Similarly, the sales and expenses of Shoppers, have been aggregated in fiscal 1997 and fiscal 1996 and reflected in the caption Equity in Affiliate on the Consolidated Statements of Operations.

Summary Income Data for Deconsolidated Subsidiary

The following information reflects the results of Shoppers for the years ended January 31, 1997 and 1996:

                                                        (dollars in thousands)
                                                         1997             1996
                                                       --------         --------
                    Revenue                            $862,395         $841,701
                    Gross Profit                        156,404          143,481
                    Net Income                           21,251           14,652

The amounts included in net income above do not reflect the amortization of the difference between Dart's original purchase price and the equity in net assets or certain tax contingencies recorded by the Company. The following is a reconciliation of the net income as reported by Shoppers with the equity in affiliate as reported on the Company's Consolidated Statements of Operations:

                                                        (dollars in thousands)
                                                         1997            1996
                                                       --------        --------
Shoppers Net Income                                    $ 21,251        $ 14,652
                                                       --------        --------

50% of Shoppers Net income                             $ 10,626        $  7,326
Amortization of Excess Purchase Price
  over Net Assets Acquired                               (1,126)         (1,126)
Reversal of certain tax contingencies                     1,905           3,700
Other                                                        --             155
                                                       --------        --------
                                                       $ 11,405        $ 10,055
                                                       ========        ========

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


The following information presents summarized balance sheet information of Shoppers as of January 31, 1997 and 1996.

                                                          (dollars in thousands)
                                                                       (unaudited)
                                                           1997           1996
                                                         --------       --------
                    Current Assets                       $150,259       $139,734
                    Total Assets                          179,008        163,452
                    Current Liabilities                    57,479         55,490
                    Total Liabilities                      74,520         70,216
                    Stockholders' Equity                  104,488         93,236

On February 6, 1997, Dart acquired the other 50% interest in Shoppers for $210 million. As a result, the accounts of Shoppers are consolidated with the Company effective February 6, 1997. Dart financed the Acquisition through the application of $137.2 million in net proceeds raised from an offering of Increasing Rate Senior Notes due 2000 (the "Increasing Rate Notes") of SFW Acquisition Corp., a newly created wholly-owned subsidiary of Dart, and $72.8 million of bridge financing. Immediately after the Acquisition, SFW Acquisition Corp. merged into Shoppers (with Shoppers becoming obligor on the Increasing Rate Notes) and Shoppers repaid the bridge financing from its existing cash and the liquidation of certain short-term investments.

The operating results of Shoppers from February 1, 1997 to February 6, 1997 were not material. The unaudited pro forma information, for Dart consolidated, presented below reflects the Acquisition as if it had occurred on February 1, 1996. The pro forma results reflect amortization of intangibles and deferred financing costs, interest on the acquisition related debt as well as depreciation adjustments for Shoppers new basis of assets as of the Acquisition. These results are not necessarily indicative of future operating results or of what would have occurred had the acquisition been consummated at that time.

                                                        Pro Forma
                                           (in thousands, except per share data)
                                                    Twelve Months Ended
                                                     January 31, 1997
                                                     ----------------
       Revenue                                         $ 1,526,377
       Net loss                                             (9,233)
       Net loss per share                                    (4.45)

The Acquisition was recorded using the purchase method of accounting. The purchase price has been allocated to the assets and liabilities of Shoppers and the remaining excess purchase price over the net assets acquired of $148,858 million represents goodwill which will be amortized over 40 years. In connection with the Acquisition, Shoppers adopted Dart's method of depreciating property and equipment on a straight-line basis. Prior to the Acquisition, Shoppers used accelerated depreciation methods. The related cumulative effect of the accounting change has been reflected in the accompanying Consolidated Statements of Operations. If the change were applied retroactively it would not be material to any periods presented.

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


In June 1997, Shoppers refinanced the Increasing Rate Notes with $200.0 million aggregate principal amount 9 3/4% Senior Notes due June 15, 2004 (the "Senior Notes"). The net proceeds from the Senior Notes was $193.5 million (after fees and expenses of approximately $6.5 million) of which $143.5 million was used to repay the Increasing Rate Notes (including interest) and $50.0 million (the "Restricted Proceeds") was paid to Dart in the form of a $40.0 million dividend and a $10.0 million loan for a Haft family settlement (see Note 6 for a discussion of the RGL Settlement). Interest on the Senior Notes accrued from the date of issuance and is payable semi-annually in arrears on each June 15 and contain December 15, commencing December 15, 1997. The Senior Notes are effectively subordinated in right of payment to all secured indebtedness of Shoppers and contain certain restrictive covenants including, limitation on restricted payments, limitation on indebtedness, limitation on investments, loans and advances, limitation on liens, limitation on transactions with affiliates, restriction on mergers, consolidations and transfers of assets, limitation on lines of business, limitations on asset sales and limitation on issuance and sale of capital stock of subsidiaries. In addition, Shoppers is restricted, as to the amount, of declaring or paying any dividends or making distributions of Shoppers's capital stock accounts.

On September 26, 1997, Shoppers loaned Dart $10.0 million from the Restricted Proceeds that Dart used for the RGL Settlement. The loan is in the form of a promissory note that bears interest at 9 3/4% per annum compounded annually. Interest and principal are payable on June 15, 2004, however Dart could make interest payments prior to that time.

On January 28, 1998, Shoppers loaned Dart $25.0 million that Dart used for the HHH Settlement. The loan is in the form of a promissory note that bears interest at 9 3/4% per annum compounded annually. Interest and principal are payable on June 15, 2004, however Dart could make interest payments prior to that time.

Trak Auto Corporation Loan

On April 28, 1998, Dart and Trak Auto amended a loan agreement whereby Dart borrowed $15.0 million from Trak Auto on January 28, 1998. The loan is secured by the common stock of Trak Auto, bears interest at a rate equal to the prime rate as set forth in the Wall Street Journal plus one and one-half percent (1.5%) and is payable in two installments (one-half on February 3, 1999 and one-half on July 31, 1999).

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

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


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

Following is a schedule by fiscal year of future minimum payments under capital leases, license agreements and non-cancelable operating leases having initial or remaining terms in excess of one year at January 31, 1998. The schedule below includes the operating leases of Dart and its consolidated subsidiaries. The imputed interest rate on the capital leases is 9.9% in the aggregate.

                             (dollars in thousands)
Fiscal                                         Capital Leases          Operating
 Year                                             Buildings              Leases
------                                         --------------          --------
 1999                                             $  2,872             $  65,597
 2000                                                2,939                59,656
 2001                                                3,112                56,071
 2002                                                3,155                50,399
 2003                                                3,315                45,701
 2004-2017                                          27,904               233,984
                                                  --------             ---------
                                                    43,297             $ 511,408
                                                                       =========
Less-Imputed interest                               19,514
                                                  --------
Present value of net minimum
   lease payments                                   23,783
   Less-Current maturities                             282
                                                  --------
   Long-term capital lease
   obligations                                    $ 23,501
                                                  ========

The table above includes $14,250,000 for store operating leases where the stores have been closed and the lease obligations have been accrued in the restructuring or store closing reserves. Minimum operating lease obligations have not been reduced by total future minimum sublease rental of $1,345,000 receivable in the future under ten leases. There are no sublease arrangements for the capital leases.

Rent expense for operating leases and license arrangements are as follows:

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


                                                 (dollars in thousands)
                                                 Year Ended January 31,
                                         ---------------------------------------
                                           1998            1997            1996
                                         -------         -------         -------
Minimum rentals                          $66,074         $46,965         $42,250
Contingent rentals                         5,657             381             506
                                         -------         -------         -------
                                         $71,731         $47,346         $42,756
                                         =======         =======         =======

Capital Lease Arrangements With Related Parties

Dart originally leased a 271,000 square foot headquarters building and distribution center in Landover, Maryland from a private partnership in which Haft family members owned all of the partnership interests. The lease was for 30 years and six months, commenced in 1985 and provided for increasing rental payments over the term of the lease. The original lease required payments for maintenance, utilities, insurance and taxes. The distribution center was constructed by the partnership at a cost of approximately $8,300,000.

Dart has sublet approximately 238,000 square feet to Trak Auto and Crown Books at a per square foot charge which is equal to Dart's per square foot cost under the original master lease. The subleases with Trak Auto and Crown Books require pro-rata payments for maintenance, utilities, insurance and taxes and have the same terms as the original lease. Dart had a lease agreement with the aforementioned partnership for land near the headquarters building and distribution center. The lease was coterminous with the headquarters building and distribution center lease and rental was approximately $32,000 in fiscal 1998. Trak Auto and Crown Books each paid a pro-rata share in proportion to their use of the headquarters building and distribution center.

As part of the RSH Settlement, Ronald S. Haft agreed to transfer the real estate and partnership interests controlled by him in the headquarters and distribution center and land to Dart (or its subsidiaries) and to reduce the rent. These transfers and rent reductions were subject to contingencies, including bankruptcy court approval, mortgagee approval, challenges brought by Herbert H. Haft concerning the extent of Ronald S. Haft's ownership interest in the property and claims asserted by Robert M. Haft and Linda G. Haft regarding the extent to which Ronald S. Haft controlled the aforementioned partnerships. As a result of the various Haft family settlements (see Note 6), Dart now owns the distribution center and office facility and land and the subleases with Trak Auto and Crown Books remain in effect for the distribution center and office facility, but not the land which remains unused.

Dart's majority-owned subsidiary, Trak Auto leased a 176,000 square foot distribution center in Bridgeview, Illinois from a private partnership in which Haft family members owned all of the partnership interests. As a result of the various Haft family settlements, a Dart subsidiary now owns the Bridgeview distribution center and Trak Auto leases it from Dart. The lease is for 30 years and six months, commenced in 1984 and provides for rental payments increasing approximately 15% every five years over the term of the lease. The current annual rent is $754,000. The lease requires payment of

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


maintenance, utilities, insurance and taxes. The partnership originally purchased the distribution center on March 12, 1984 for approximately $3,100,000.

Trak Auto has an agreement to lease a distribution center in Ontario, California from a private partnership in which Haft family members own all of the partnership interests. The lease is for 20 years and commenced in 1989. The lease also provides for increasing rental payments, based upon the Consumer Price Index for the Los Angeles area, over the term of the lease. The current annual rental is $1,516,000. The lease requires payment of maintenance, utilities, insurance and taxes. The partnership purchased the distribution center for approximately $10,800,000. As part of the RSH Settlement , Ronald S. Haft agreed to transfer the real estate and partnership interests controlled by him to Dart (or Dart's subsidiaries). These transfers were subject to contingencies including, bankruptcy court approval, mortgagee approval and challenges and claims by other members of the Haft family concerning Ronald S. Haft's ownership interests in the real estate or control of the partnership. As a result of the various Haft family settlements (see Note 6), Haft family challenges and claims no longer exist but the contingencies of bankruptcy court approval and mortgagee approval remain.

Shoppers, has a lease agreement for a 86,000 square foot office building in Lanham, Maryland from a private partnership in which Haft family members own one-half of the partnership interests and members of the Herman family (the former owners of the 50% interest in Shoppers acquired on February 6, 1997) own one-half of the partnership interests. The lease is for 20 years and commenced in 1990. The lease provides for yearly increasing rental payments, based upon the Consumer Price Index for the Washington, D.C. Metropolitan Statistical Area; however, the increases shall not be more than 6% or less than 3%. The current annual rental is $1,317,000. The lease requires payment of maintenance, utilities, insurance and taxes. The partnership purchased the office building for approximately $8,663,000 in July 1990. There are currently three unaffiliated subtenants in the office building. These subtenants are leasing approximately 30,000 square feet for a current annual rent of $600,000.

The capital lease arrangements described above are all included in the lease commitment table.

Store Operating Lease Payments to Former Related Parties

During the fiscal years ended January 31, 1998, 1997 and 1996, respectively, Trak Auto made rental payments of approximately $2,741,000, $2,882,000 and $2,914,000 and Crown Books made rental payments of approximately $1,716,000, $1,691,000, and $2,136,000 to partnerships in which members of the Haft family own all or substantially all of the beneficial interests for both open and closed stores. Shoppers made rental payments of approximately $5,911,000, $5,384,000 and $5,958,000 (during Shoppers fiscal years ended June 29, 1996, July 1, 1995 and July 2, 1994, respectively) to partnerships in which members

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


of the Haft family own all or substantially all of the beneficial interests. Total Beverage made rental payments of approximately $1,027,000, $1,149,000 and $984,000 in fiscal 1998, 1997 and 1996, respectively.

Year 2000 Compliance

Trak Auto is currently in the process of conducting a review of the impact of Year 2000 on its information systems, as well as reviewing its impact on relationships with key customers and vendors. Based on the results to date of this review, much of the Company's store hardware, and software used to run the hardware and provide information will have to be replaced in order to be Year 2000 compliant. Additionally, the Company's warehouse distribution and merchandising system is not Year 2000 compliant and could potentially begin to affect operations as early as the coming fiscal year. Trak Auto is considering a plan to ensure minimal disruption to the Company, however, there can be no guarantee that the plan will be adopted in its current form or that there will be sufficient time to implement the plan by the Year 2000. The aggregate costs associated with the plan are currently estimated at $5.7 million for the store related hardware and software plus unidentified internal and contracted labor costs to modify and enhance store, warehouse distribution and merchandising systems.

NOTE 5 - INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

                  (see Note 4)

Haft Family Employment Agreements and Other Compensation Arrangements

In April 1974, Dart entered into an employment agreement with Herbert H. Haft, then the Chairman and Chief Executive Officer of Dart. The agreement, as amended, was renewable each year for a successive ten-year term. The agreement, as amended, provided for a base salary of $544,500 for the year ended January 31, 1986 and for increases in base salary each year thereafter by the greater of
(i) $12,000 plus ten percent of the base salary for the preceding fiscal year or
(ii) the increase in the cost of living. The agreement, as amended, further provided for an annual bonus equal to 1 1/2% of Dart's consolidated pretax profit not reduced as a result of transactions which are not ordinary and a supplemental bonus based on certain performance criteria for the three-year period ended January 31, 1988 and each three-year period thereafter. The supplemental bonus equals the greatest of (i) 3% of the increase in the aggregate market value of the Class A Common Stock on the last day of the three-year period over such market value on the first day of such period; (ii) 3% of any excess in Dart's consolidated stockholders' equity on the last day of the three-year period over such stockholders' equity on the first day of such period; (iii) 3% of the aggregate consolidated net income during the three-year period; and (iv) his base salary and annual bonus for the last year of the three-year period. Pursuant to the agreement, Herbert H. Haft may elect to receive all or part of his compensation in the form of an option for shares of the Class A Common Stock or defer receipt of all or part of such compensation. The agreement, as amended, also provided that Dart must lend to Herbert H. Haft the funds necessary to purchase a $3,000,000 life insurance policy on his life and/or the life of his former wife, Gloria Haft. Dart has elected not to charge interest on the loan. In 1993, a shareholder derivative action was filed challenging certain aspects of this employment agreement. In 1995, the Special Litigation Committee concluded that it is in the best interests of Dart that claims challenging Herbert H. Haft's employment agreement be dismissed except to the extent that the validity of the "evergreen" provision (successive ten-year terms) of the agreement is challenged. Herbert H. Haft consented to the termination of the agreement pursuant to HHH Settlement (see Note 6).

In fiscal 1989 Dart/SFW Corp. ("Dart/SFW") was formed with the apparent intent that Dart/SFW would hold Dart's 50% interest in Shoppers and that Dart would hold 80 of Dart/SFW's 100 authorized shares of capital stock. However, Dart/SFW's organizational documents are incomplete. There is no record that a transfer of Dart's 50% interest in Shoppers to Dart/SFW occurred. In fiscal 1990, Dart and Dart/SFW signed agreements with Herbert H. Haft and Robert M. Haft that purportedly granted to each of them an option to purchase

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


up to ten shares of the common stock of Dart/SFW, or 10 percent of such stock on a fully diluted basis, for $192,688 per share. Under the agreements, each such option is exercisable in whole or in part during the period beginning on August 30, 1995 and ending on August 30, 2004; provided that such options become immediately exercisable in the event of a Major Business Change (as defined in the option agreements) and for a period of ten years thereafter. At any time within three years after receipt of the Dart/SFW shares pursuant to the exercise of an option, Herbert H. Haft or Robert M. Haft, as the case may be, may require Dart to purchase all or part of such shares at their then fair market value, as determined by an independent appraiser selected by Dart's Board of Directors. Pursuant to agreements dated January 11, 1990, Herbert H. Haft assigned and transferred his option to acquire ten shares of Dart/SFW equally to his two children, Ronald S. Haft and Linda G. Haft, and Robert M. Haft assigned and transferred options to acquire six shares of Dart/SFW equally to Trusts established for the benefit of his two children, Michael A. Haft and Nicholas G. Haft. As part of the RSH Settlement, Ronald S. Haft consented to the termination of his Dart/SFW options and as part of the RGL Settlement (see Note 6) Linda and Robert Haft options were repurchased for $9.7 million.

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

On February 22, 1995, the court ruled that this resolution entitled Robert M. Haft to purchase for $149,000 ten percent of Dart's interest in the entity that acquired the assets of Total Beverage's Chantilly, Virginia store. As part of the RGL Settlement (see Note 6) Robert M. Haft consented to the termination of his option. In June 1995, Herbert H. Haft advised the Board of Directors of his claim that the 1987 Resolution entitles him to a call on a 10% interest in Total Beverage Corporation. Dart has agreed to pay Herbert H. Haft $385,000 for his option upon the closing of the sale of Total Beverage.

Crown Books Incentive Stock Agreement

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

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


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

When Robert M. Haft's employment with Crown Books terminated in June 1993, Crown Books maintained that he had voluntarily terminated his employment, and therefore Crown Books had a right to repurchase these shares. In August 1993, Robert M. Haft filed a lawsuit against Dart, Crown Books and Trak Auto that, among other claims, contested the right of Crown Books to repurchase the shares, and alleged that Crown Books had terminated Robert M. Haft without cause. The jury and the court in this litigation found in favor of Robert M. Haft on these claims. On March 23, 1995 the court entered final judgement that Robert M. Haft was entitled to damages in the amount of $2,146,250, plus interest, for Robert
M. Haft's claims with respect to the ISA.

As a result of this litigation Crown Books expensed the remaining unamortized deferred compensation totaling $1,424,000 (before income taxes) associated with the ISA in the year ending January 31, 1996. In August 1996, Crown Books paid Robert M. Haft approximately $2,146,000 (plus interest) for the 100,000 shares. Crown books recorded the purchase of the shares as treasury stock.

Other Management Employment Agreements

On February 12, 1998, Dart entered into an employment agreement with Richard B. Stone, Chairman and Chief Executive Officer. The agreement is for a three year term and is renewable for one additional year after expiration of the stated term. The agreement provides for a base salary of $550,000 per year and additional compensation comprised of three components: (i) the immediate grant of 30,000 nonqualified options to purchase Dart Class A Common Stock (ii) the immediate grant of 6,000 shares of Dart Class A Common Stock, vesting of such shares is dependent upon the sale of Trak Auto, Crown Books, Total Beverage and Shoppers and (iii) variable cash bonuses based on the total sale of the Company at dates specified in the agreement. The base salary will be reviewed at least annually and may be increased but not decreased. All options and shares vest after 4 1/2 years and the term of the options is five years.

The Company has entered into employment agreements with several key employees. The agreements are for a one-year or two-year terms and are automatically extended one to two years unless the individual is terminated with cause. The agreements provide for annual increases following review and performance appraisal by the Compensation Committee of the Board of Directors. Total commitments under these agreements are approximately $6.1 million.

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


Executive Committee and Special Litigation Committee

In January 1994, the Board of Directors of Dart established a Special Litigation Committee to assess, on behalf of Dart, whether to pursue, settle or abandon, claims raised in the derivative lawsuits filed against Dart. See Note 8 for a discussion of the derivative lawsuits.

The Board of Directors of Dart established an Executive Committee of the Board of Directors on September 7, 1994. The Executive Committee has the authority to conduct the affairs of Dart with respect to matters that are the subject of disputes between the Chairman of the Board and Chief Executive Officer, Herbert
H. Haft, and the then President and Chief Operating Officer of Dart, Ronald S. Haft. On October 11, 1994, the Boards of Directors of Trak Auto, Crown Books and Total Beverage each established an Executive Committee of their respective Boards of Directors with authority parallel to that of Dart's Executive Committee. The Executive Committee members were Douglas M. Bregman, Larry G. Schafran and Bonita Wilson, with Mr. Schafran as the Chairman of the Executive Committee until the fourth quarter of fiscal 1998. The current members of the Executive Committee are Richard B. Stone, Howard M. Metzenbaum and Harry M. Linowes. Any and all actions of the Executive Committee are required to be approved without a dissenting vote. The Executive Committee remains active in the day-to-day affairs of the Company. Its continuing role is dependent on future developments.

Members of the Executive Committee are compensated at a rate of $275 per hour plus reimbursement of expenses. Members of the Special Litigation Committee of the Board of Directors were compensated at a rate of $250 per hour plus reimbursement of expenses. During the years ended January 31, 1998, January 31, 1997 and January 31, 1996, the compensation paid by Dart and its subsidiaries to members of the respective Executive Committees for their services on those committees totaled $1,137,000, $1,299,000 and $1,263,000, respectively. There were no fees paid to members of the Special Litigation Committee in fiscal 1998, 1997 or 1996.

NOTE 6 - SETTLEMENTS WITH THE HAFT FAMILY

Settlement with Ronald S. Haft

In October 1995, Dart and Ronald S. Haft entered into the RSH Settlement. The RSH Settlement transactions were subject to legal challenges (see Note 8). The RSH Settlement transactions were intended to have the effect, by their terms, of transferring majority control of Dart's voting stock to one or more voting trustees (the "Voting Trustees") under a Voting Trust Agreement (the "Voting Trust Agreement"), by and among Ronald S. Haft, Dart and Larry G. Schafran and Sidney B. Silverman as initial Voting Trustees. On December 28, 1995, the initial Voting Trustees resigned and appointed Richard B. Stone as successor Voting Trustee.

Dart recorded the following RSH Settlement transactions in fiscal 1996:

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


Dart recorded the purchase of an option for 197,048 shares of Class B Common Stock by Ronald S. Haft. The option had not previously been recognized by Dart. In addition, the option to purchase such shares, pursuant to Ronald S. Haft's employment agreement, was amended to increase the exercise price from $89.65 to $140.00 per share. These 197,048 shares of Class B Common Stock were issued to Ronald S. Haft pursuant to his exercise of the option in exchange for $197,048 in cash and a secured promissory note from Ronald S. Haft in the principal amount $27,389,672 (the "$27.4 Million Note"). The $27.4 Million Note was due June 30, 2000, subject to earlier prepayment in the event of a disposition of the shares of stock held by the Voting Trustees. The note was cancelled by Dart on February 17, 1998. Interest on the $27.4 Million Note accrued at 8%. Immediately after issuance of the 197,048 shares of Class B Common Stock to Ronald S. Haft, he assigned to the Voting Trustees such shares as well as 25,246 shares of Class B Common Stock that he owned previously.

Ronald S. Haft transferred to Dart 172,730 shares of Class B Common Stock in exchange for 288,312 shares of Class A Common Stock. The 288,312 shares of Class A Common Stock were placed into the Voting Trust established under the Voting Trust Agreement and the 172,730 shares of Class B Common Stock became treasury shares, which were not entitled to vote. Prior to the RSH Settlement, Herbert H. Haft exercised voting rights with respect to such Class B shares. In addition, Ronald S. Haft assigned to the Voting Trust 86,173 shares of Dart Class A Common Stock (subject to competing claims as to 58,029 of those shares) and agreed to assign to the Voting Trust an additional 33,333 shares of Dart Class A Common Stock which was pledged as security for a bank debt of Ronald S. Haft.

Dart transferred $37,925,710 in cash to Ronald S. Haft and received from him a $37,740,162 secured promissory note (the "$37.7 Million Note"), which was due June 30, 2000, subject to earlier prepayment in the event of a disposition of the shares of stock held by the Voting Trustees. The note was cancelled by Dart on February 17, 1998. Interest accrued at 8% and was due at maturity.

A Buy/Sell/Offering Agreement between Dart and Ronald S. Haft governed the ultimate disposition of the shares held by the Voting Trustee. That agreement gave Ronald S. Haft the right to "put" to Dart the stock held by the Voting Trustee at any time between January 1, 1997 and December 31, 1999, subject to certain conditions. Dart had an option to "call" the shares held by the Voting Trustee, if they had not previously been disposed of as described above, at any time during the first seven months of the year 2000. Dart exercised its "call" on February 17, 1998. The price of the shares purchased by Dart upon the closing of the "call" was offset against the principal and interest due on these two promissory notes.

All of the 222,294 Class B shares in the Voting Trust, as well as the related voting trust certificates issued to Ronald S. Haft under the Voting Trust Agreement, were pledged to Dart and CMREC as security for certain loans made

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


to Ronald S. Haft and other obligations of Ronald S. Haft arising under the RSH Settlement.

The $27.4 Million Note and the $37.7 Million Note were recourse subject to certain limitations and are recorded as Notes Receivable - Shareholder on the Company's balance sheet and are included as a component of Stockholders' Equity.

Dart transferred an additional $11,621,276 in cash to Ronald S. Haft in escrow, and such funds were tendered to Herbert H. Haft as prepayment of a Ronald S. Haft promissory note to Herbert H. Haft, which promissory note was originally given as partial payment for the 172,730 shares of Class B Common Stock discussed above. In exchange for a loan of $11,621,276 from Dart, Ronald S. Haft gave Dart a secured promissory note of $11,621,276 (the "$11.6 Million Note"), due June 30, 2000, subject to earlier prepayment upon the sale of the CMREC properties (discussed below). The $11.6 Million Note accrued interest at an annual rate of 6.61%, payable December 31 of each year beginning December 31, 1995.

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

During fiscal 1997, the five CMREC properties were sold pursuant to the terms of the RSH Settlement. As a result of the sale, Dart received $2.0 million of the proceeds for its retained interest in the joint ventures and Ronald S. Haft repaid the $11.6 Million Note to Dart plus accrued interest. In addition, approximately $32.6 million of CMREC's share of the net proceeds from the sale of the properties are held in escrow and are payable to Ronald S. Haft if certain transactions contemplated by the RSH Settlement are effected.

Pursuant to the RSH Settlement, Ronald S. Haft and Dart agreed to various transactions relating to certain warehouse and office facility properties that Dart and/or Trak Auto lease from Haft-owned entities (collectively, the "Warehouse Transactions"). The properties include Dart's headquarters in Landover, Maryland, Trak Auto's distribution centers in Ontario, California and Bridgeview, Illinois (the "Distribution Centers") and some of Dart's former warehouse and office facility in Landover, Maryland (the "Pennsy Warehouses"). The primary intent of the Warehouse Transactions was to

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


transfer interests controlled by Ronald S. Haft in some or all of the properties to entities controlled by Dart, and amend the leases to reduce or, in the case of the Pennsy Warehouses, eliminate the rents being paid by Dart or Trak Auto. The Warehouse Transactions are subject to contingencies, including bankruptcy court and mortgagee approval to the extent any is necessary, to challenges brought by Herbert H. Haft concerning the extent of Ronald S. Haft's ownership interest in certain of the properties and with respect to the properties in Landover, Maryland and Bridgeview, Illinois, claims asserted by Robert M. Haft and Linda G. Haft regarding the extent to which Ronald S. Haft controls the partnerships owning such properties. As of January 31, 1997, Dart had only recorded its interest in two of the three Pennsy Warehouses. These interests were recorded at an amount equal to the mortgages on these warehouses. Dart reduced the reserve for the Pennsy Warehouses (see Note 7) by approximately $14.0 million, recorded as additional Paid-in-Capital. Dart and/or Trak Auto continued to fund the rental payments on the remaining properties pending resolution of the surrounding these transfers.

As part of the RSH Settlement, Ronald S. Haft resigned all of his positions as a director and officer of Dart and all of its subsidiaries, and consented to the termination of his employment agreement. The Standstill Order (described below) contemplates that Ronald S. Haft continue as a director of Dart while the Standstill Order is in effect. (Herbert H. Haft contends that Ronald S. Haft is no longer a director.) Dart recorded compensation expense of $2.0 million for the present value of the remainder of the contract and reversed all prior accruals under the employment contract resulting in additional Paid-in-Capital of approximately $2.5 million.

Ronald S. Haft consented to termination of all of his outstanding stock options from Dart and its subsidiaries, including options for five shares of Dart/SFW Corp. As a result, in fiscal 1996 Dart reduced its accrual by approximately $2.8 million for its expense associated with the Dart/SFW Corp. options, resulting in additional Paid-in-Capital. The total unpaid accrued balances of $5.3 million related to both the termination of Ronald S. Hafts' employment contract and Dart/SFW Corp. options were recorded as additions to Paid-in-Capital as they were considered reductions in the costs of the RSH Settlement.

As a result of the RSH Settlement, Dart also reduced its accrual for legal expenses by approximately $2.0 million for litigation involving the Pennsy Warehouses. However, Dart accrued or paid an additional $3.5 million for legal and/or consulting services associated with the RSH Settlement.

The RSH Settlement was the subject of legal challenges raised by Robert M. Haft, Gloria Haft and Linda Haft and, separately, by Herbert H. Haft. In connection with such legal challenges, the court entered a Standstill Order, which restricted certain actions of Dart until further order of the court.
See Note 8.

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


Settlement with Robert, Gloria and Linda Haft

On September 26, 1997, Dart and it subsidiaries closed the transactions contemplated in an agreement, dated August 16, 1997, to settle certain litigation and enter other related transactions (the "RGL Settlement") with Robert M. Haft, Gloria G. Haft, Linda G. Haft and certain related parties (collectively, "RGL").

Pursuant to the RGL Settlement, Dart purchased from RGL 104,976 shares of Dart Class B Common Stock for $14.7 million and 77,244 shares of Dart Class A Common Stock for $6.8 million. In addition, Dart paid $9.3 million to RGL to terminate all options held or claimed by RGL to purchase shares of Dart Class A Common Stock and Dart paid $9.7 million to Robert M. Haft, Linda G. Haft and certain related parties to terminate putative options to purchase 15 shares of Dart/SFW Corp. Pursuant to the RGL Settlement, the Company dismissed all of its claims against each of RGL. The Company also paid a total of $250,000 to RGL to terminate a small number of options to purchase shares of common stock of Crown Books and Trak Auto.

In addition, Dart acquired all of Robert M. Haft and Linda G. Haft's respective interest in partnerships owning Dart's headquarters building in Landover, Maryland and a distribution center leased by Trak Auto, in Bridgeview, Illinois for $4.4 million. Trak Auto advanced Dart approximately $1.3 million towards the Bridegview portion of the payment.

The closing of the RGL Settlement, resulted in the termination of the pending claim by RGL to control of Dart and the settlement of all litigation between them and Dart and its subsidiaries.

Settlements with Herbert H. Haft and Ronald S. Haft

On October 16, 1997, Dart announced settlements (the "Settlements") with Herbert
H. Haft and Ronald S. Haft pursuant to the HHH Settlement, a First Supplemental Settlement Agreement with Ronald S. Haft (the "First Supplemental Agreement") and a Second Supplemental Settlement Agreement with Ronald S. Haft (the "Second Supplemental Agreement"). The Settlements were subsequently approved by the Delaware Court of Chancery on November 24, 1997.

The HHH Settlement closed on February 5, 1998 and included the following transactions: the purchase by Dart from Herbert H. Haft of all his shares of, and options to purchase, Dart Class A Common Stock; that Herbert H. Haft resigned from all of his positions with Dart and its subsidiary corporations; that Herbert H. Haft relinquished his claim to voting control of Dart; and that Herbert H. Haft terminated his employment contract with Dart. In addition, all outstanding litigation and disputes between Dart and Herbert H. Haft are resolved. Consummation of the Settlements also means that the Company is no longer subject to the Standstill Order (see Note 8). As consideration for the Settlements, Dart paid Herbert H. Haft approximately $28 million upon closing. An accrual for the HHH Settlement of approximately

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


$28.0 million has been reflected in Dart's January 31, 1998 Consolidated Financial Statements. Subsequent to January 31, 1998 and in connection with the closing of the Settlements, Dart also made a $10 million loan to a partnership owned by Herbert H. Haft and Ronald S. Haft. The loan is personally guaranteed by Ronald S. Haft and is secured by the partnership's interest in three shopping centers located in suburban Washington, D.C. and by a one-half indirect interest in an office building in Lanham, Maryland leased by Shoppers. Dart paid substantially all of this amount with a loan of $25 million from Shoppers and a loan of $15 million from Trak Auto. In addition, certain derivative litigation (see Note 8) was dismissed and Dart paid approximately $3.5 million to derivative plaintiffs' counsel in January 1998 (approximately $0.5 million is payable in December 1998). Prior to January 31, 1998, Trak Auto and Crown Books paid Dart approximately $1.4 million and $0.8 million, respectively, for the HHH Settlement.

The transactions in the First Supplemental Agreement include: completion of bankruptcy plans of reorganization for partnerships owning Dart's headquarters in Landover, Maryland and a distribution center leased to Trak Auto in Bridgeview, Illinois; payment by Dart of $7 million to reduce outstanding mortgage loans on these properties, which thereafter are wholly-owned by Dart and/or its affiliates; and payment by Ronald S. Haft of $2.2 million to Dart from escrowed funds previously earmarked for Ronald S. Haft.

On November 19, 1997, the real estate related transactions contemplated in the First Supplemental Agreement were closed. Trak Auto advanced an additional $2.0 million to a wholly-owned Dart subsidiary for the Bridgeview distribution center. The $2.0 million and the $1.3 million (discussed above) is in the form of a promissory note and is expected to be repaid in May 1998.

The Second Supplemental Agreement closed in February 1998. Under the Second Supplemental Agreement, Dart required that the shares held in Voting Trust for the benefit of Ronald S. Haft to be transferred to Dart. Dart purchased the shares in the Voting Trust from Ronald S. Haft by offsetting the $27.4 million and $37.4 million Notes Receivable from him and a cash payment of approximately $0.7 million. The Class A and Class B common stock from the Voting Trust was placed in treasury and on February 17, 1998, Dart's Class A Common Stock and Class B Common Stock were reclassified as Common Stock.

NOTE 7 - PENNSY WAREHOUSES

The Pennsy Warehouse leases cover a 533,800 square foot facility in Landover, Maryland consisting of office space and three warehouses once occupied and used by the Dart Drug chain, a former subsidiary of Dart. Dart resumed paying rent on the Pennsy Warehouses in 1991 following bankruptcy of the prior tenant, however, the warehouses and office space are not required by Dart for its operations. These warehouses were owned by partnerships in which members of the Haft family owned all the general and limited partnership interests. The office space and warehouses were built by Haft partnerships between 1965 and 1974.

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


The Pennsy Warehouse leases expire September 30, 2016 and provide for increasing rental payments based on the Consumer Price Index. The leases are "triple net" leases, in that, in addition to rental payments, Dart is responsible for all expenses, including but not limited to real estate taxes, all utilities, insurance and maintenance. These estimated outflows would substantially impair the future cash flows of Dart and at the end of the lease term Dart retains no residual value in either the land or buildings. In 1994, Dart's Executive Committee undertook a legal review of the Pennsy Warehouse leases from their inception. As a result of this legal review, on February 10, 1995, Dart filed a complaint for rescission of the Pennsy Warehouse leases and for the return of rent paid since the reassumption of the Pennsy Warehouse leases (see Note 8).

During fiscal 1995, Dart revised its expectations of future sublease income and increased the reserve for the obligations represented by these leases by $22.7 million to $32.3 million. As part of the RSH Settlement (see Note 6), Ronald S. Haft agreed to transfer the real estate and the partnership interests controlled by him in the Pennsy Warehouses to Dart. The transfer of the partnership interest reduced Dart's obligation under the leases. Accordingly, in fiscal 1996 Dart reversed $14.0 million of the reserve with respect to Warehouses II and
III. The transfer contemplated in the RSH Settlement was subject to contingencies, including bankruptcy court and mortgagee approval, and to challenges brought by Herbert H. Haft concerning the extent of Ronald S. Haft's ownership interest in certain of the properties. As a result of the Settlements, a wholly-owned subsidiary of Dart now owns all the Pennsy Warehouses, all contingencies have been settled and Dart reversed an additional $9.2 million of the reserve primarily attributable to the reduction of the rental payments. The remaining reserve of $10.0 million is for repairing the entire facility to rentable or salable use. In addition, Dart has recorded the land and building (approximately $4.8 million based on independent appraisals) and mortgage for all the Pennsy Warehouses.

The following summarizes the activity in the reserve:

                                                  (dollars in thousands)
                                           1998           1997           1996
                                         --------       --------       --------
Reserve, beginning of year               $ 18,568       $ 18,467       $ 31,892
Add: Interest accrued                       1,100            981          1,655
Less: Payments made                          (466)          (880)        (1,080)
      Reversal of reserve                  (9,202)            --        (14,000)
                                         --------       --------       --------
Reserve, end of year                     $ 10,000       $ 18,568       $ 18,467
                                         ========       ========       ========

Trak Auto, Crown Books and Shoppers have an arrangement to utilize space in Warehouses II and III at a variable rental (approximately $350,000 per year) dependent on square footage used. This arrangement continues on a month-to-month basis. The arrangement requires Trak Auto, Crown Books and Shoppers each to pay for its share of common area maintenance, real estate taxes and insurance premiums.

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


In November 1994, Dart's Executive Committee received a report indicating the presence of friable asbestos in Warehouses I and II as well as the existence of asbestos located in certain intact floor tiles in Warehouse III. However, tests demonstrated that the level of airborne asbestos did not exceed the legal limits. Dart determined that the presence of asbestos-containing materials in the floor tiles did not render Warehouse III unsafe because the materials were intact and the asbestos was non-friable. No friable asbestos was located in the portion of Warehouse III used by Trak Auto, Crown Books and Shoppers. Removal of all asbestos from Warehouse II and III was completed in March 1996 and thereafter Trak Auto, Crown Books and Shoppers started to use space in Warehouse
II. Warehouse I remains secured and unused.

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

Resolution of Haft Family and Related Litigation

The litigation discussed below involving Dart, its affiliates and members of the Haft family was settled prior to January 31, 1998. On February 5, 1998, Dart closed the settlement agreement with Herbert H. Haft (the "HHH Settlement") and a Second Supplemental Settlement Agreement with Ronald S. Haft ("Second Supplemental Agreement") (collectively, the "Settlements"). As part of the closing of the HHH Settlement, Herbert H. Haft (i) sold to Dart all of his shares of, and options to purchase, Dart Class A Common Stock, and his capital stock of Dart's subsidiaries Trak Auto Corporation ("Trak Auto") and Crown Books Corporation ("Crown Books"),(ii) resigned from all of his positions with Dart and its subsidiary corporations, (iii) relinquished his claim to voting control of Dart, and (iv) terminated his employment agreement with Dart. In addition, all outstanding litigation and disputes between Dart and Herbert H. Haft were resolved. As consideration for the HHH Settlement, Dart paid Herbert H. Haft approximately $28.0 million at the closing. An accrual for the HHH Settlement of approximately $28.0 million has been reflected in the January 31, 1998, Consolidated Financial Statements. Subsequent to January 31, 1998, in connection with the closing of the Settlements, Dart also made a $10 million loan to a partnership owned by Ronald S. Haft, the proceeds of which were used to repay a $10 million note to Herbert H. Haft. Consummation of the Settlements also means that all litigation (discussed below) between Dart and members of the Haft family has been settled and dismissed, and the Company is no longer subject to the

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996



Standstill Order (discussed below) previously imposed by the Delaware Court of Chancery.

Derivative Litigation

In September 1993, Alan R. Kahn and the Tudor Trust (the "Kahn Derivative Plaintiffs"), shareholders of Dart, filed a lawsuit in the Delaware Court of Chancery for New Castle County naming as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, Bonita A. Wilson, Combined Properties, Inc. ("CPI"), Combined Properties Limited Partnership and Capital Resources Limited Partnership. The suit was brought derivatively and named as nominal defendants Dart, Trak Auto, Crown Books, and Dart subsidiaries Shoppers, Total Beverage and CMREC. The complaint, as amended on January 12, 1995, alleged waste, breach of fiduciary duty, violation of securities laws and entrenchment in connection with various lease agreements between the CPI defendants and Dart and its subsidiaries, the termination of Robert M. Haft, the compensation paid to Ronald
S. Haft and Herbert H. Haft, the employment agreement entered into by Ronald S. Haft and Dart on August 1, 1993 (the "RSH Employment Agreement"), the sale of 172,730 shares of Class B Common Stock by Herbert H. Haft to Ronald S. Haft, and the compensation paid to the Executive Committee. Plaintiffs sought an accounting of unspecified damages incurred by Dart, voiding of the options sold to Ronald S. Haft, appointment of a temporary custodian to manage the affairs of Dart or to oversee its recapitalization or sale and costs and attorneys' fees.

In January 1994, a Special Litigation Committee consisting of two outside, independent directors of Dart, Crown Books and Trak Auto was appointed by the Board of Directors to assess, on behalf of Dart, whether to pursue, settle or abandon the claims asserted in this derivative lawsuit. (After the death of one member in December 1994, the Special Litigation Committee has consisted of one director.) In September 1994, the Special Litigation Committee moved for dismissal of certain claims and for realignment of the parties to permit Dart to prosecute other claims in the derivative lawsuit. Thereafter, the Special Litigation Committee amended its motion and advised the court that it had instituted certain lawsuits concerning related party real estate transactions, (see the Pennsy Warehouse Litigation, described below), and was considering asserting additional claims, certain of which were subsequently asserted. See the Lawsuit Against Herbert H. Haft Concerning Haft-Owned Real Estate, described below. The Court did not act upon the amended motion.

In September 1994, Jolien Lou, a purported shareholder of Crown Books, filed a lawsuit in the Delaware Court of Chancery for New Castle County naming as defendants Herbert H. Haft, Glenn E. Hemmerle, Ronald S. Haft, Douglas M. Bregman, H. Ridgely Bullock, Larry G. Schafran and Bonita A. Wilson. The suit was brought derivatively and named Crown Books as nominal defendant. The complaint, as amended on February 24, 1995, alleged waste and breach of fiduciary duty in connection with the termination of Robert M. Haft from his position at Crown Books in 1993 and in connection with the management of Crown Books. The amended complaint also alleged legal malpractice against a lawyer

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996



advising Dart at that time. Plaintiff sought unspecified damages incurred by Crown Books, and costs and attorneys' fees. Ronald S. Haft and Glenn E. Hemmerle were dismissed without prejudice from this lawsuit. The amended complaint did not name as a defendant H. Ridgely Bullock, who died subsequent to the filing of the original complaint. Crown Books and other defendants filed a motion to dismiss this lawsuit.

As a result of the Settlements, the derivative lawsuits have been dismissed with prejudice (except for the legal malpractice which was dismissed without prejudice) and Dart paid approximately $3.5 million in attorney's fees to derivative plaintiffs' counsel (approximately $0.5 remains payable in December
1998).

Pennsy Warehouse Litigation

In fiscal 1995, the Executive Committee of Dart's Board of Directors undertook a legal review of leases on three warehouses (the "Pennsy Warehouse"). By their terms, the Pennsy Warehouse leases, which expire in 2016, required annual rental payments of $855,000, subject to escalation based on increases in the Consumer Price Index. The lease terms also required the lessee to pay real estate taxes, insurance, utilities, and maintenance expenses. At January 31, 1997, Dart had reserved approximately $18.6 million for the obligations represented by the Pennsy Warehouse leases.

As a result of this review, on February 10, 1995, Dart filed a complaint (the "Pennsy Warehouse Litigation") in the Circuit Court for Prince George's County, Maryland, alleging breaches of fiduciary duty, waste and other irregularities by certain members of the Haft family and others in connection with the Pennsy Warehouse leases and, in particular, with the resumption of rental payments for these warehouses in 1991 following the bankruptcy of the prior tenant, Dart Drug Stores, Inc. The complaint sought rescission of the Pennsy Warehouse leases, restitution of rent paid since 1991 and other monetary damages.

As part of the RSH Settlement, Ronald S. Haft and Dart agreed to various transactions relating to the Pennsy Warehouse leases. The primary intent of these transactions was to transfer ownership of Pennsy Warehouses II and III to a Dart-controlled company in which Ronald S. Haft retained an interest, to later transfer Ronald S. Haft's interest in that company to Dart and to reduce the excessive rents paid by Dart. As a result of the RSH Settlement, Dart has paid the debt service on the mortgages on Warehouses II and III since then. In addition, Dart paid the debt service on the mortgage on Warehouse I to the landlord and the difference between the rent and the debt service on the mortgages on Warehouse I, II and III to an escrow account since the RSH Settlement. The total amount paid in each of the last three fiscal years was $855,000.

The Executive Committees of Dart, Crown Books and Trak Auto also undertook a legal review in fiscal 1995 of non-Pennsy Warehouse leasing arrangements and

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996



real estate related transactions between the Company and Haft-owned entities. On December 17, 1996, Dart, Crown Books and Trak Auto filed a lawsuit against Herbert H. Haft (then Chairman of each such company) claiming breach of fiduciary duty, fraud and waste in connection with certain of these lease transactions (other than the Pennsy Warehouse leases) with certain partnerships owned beneficially by members of the Haft family.

As a result of the Settlements, this litigation has been dismissed with prejudice.

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

On July 18, 1995, Ronald S. Haft filed a lawsuit against Herbert H. Haft and, nominally, Dart in the Delaware Court of Chancery for New Castle County for Herbert H. Haft's alleged breach of contract and breach of fiduciary duties to Ronald S. Haft and to Dart in connection with the Proxy (Ronald S. Haft v. Herbert H. Haft, et al., Civ. A. No. 14425). In this action, Ronald S. Haft sought a declaration that the Proxy was revocable or would be revocable under certain conditions, as well as costs and attorneys' fees. Ronald S. Haft also requested that the court require Dart to refuse to recognize the validity of the Proxy. On August 9, 1995, Herbert H. Haft filed an Answer and Counterclaim denying liability and requesting rescission of the Stock Sale Agreement because of Ronald S. Haft's alleged breach of contract and other grounds. On September 25, 1995, Dart filed its answer in this action. Both Ronald S. Haft and Herbert
H. Haft moved for summary judgment in this lawsuit. On November 14, 1995, the court denied Ronald S. Haft's motion for summary judgment; Herbert H. Haft's motion for summary judgment was not acted upon.

As part of the RSH Settlement, Dart purchased from Ronald S. Haft the 172,730 shares of Class B Common Stock that were subject to the Proxy and placed the shares in treasury. See Note 6 to Dart's Consolidated Financial Statements (Item 8 - Financial Statements and Supplemental Data).

As a result of the Settlements, this litigation has been dismissed with prejudice.

Challenge to RSH Settlement by Herbert H. Haft

On November 6, 1995, Herbert H. Haft filed a lawsuit captioned Herbert H. Haft
v. Dart Group Corporation, et al., Del. Ch., Civ. A. No. 14685, in the

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996



Delaware Court of Chancery for New Castle County naming as defendants Dart, all of its directors except Herbert H. Haft, RGL, John L. Mason, Ellen V. Sigal and Michael Ryan. Herbert H. Haft sought a judgment (i) declaring the RSH Settlement unlawful, hence null and void; (ii) declaring either that 172,730 shares of Class B Common Stock belonging to him were wrongfully sold by Ronald S. Haft to Dart, and that Herbert H. Haft is entitled to restitution of such shares or, alternatively, that his purportedly irrevocable proxy on the 172,730 shares continues to be valid; (iii) declaring that Herbert H. Haft retains voting control of Dart or, at a minimum, 34.55% of Dart's voting power; (iv) declaring that the Trust Shares may not be lawfully voted; and (v) declaring that defendants John L. Mason, Ellen V. Sigal and Michael Ryan are not duly elected directors of Dart.

On December 5, 1996, Herbert H. Haft filed a motion for partial summary judgment in which he asserted two arguments based upon Section 160(c) of the Delaware General Corporation Law. Section 160(c) provides that the shares of capital stock "belonging to" a corporation are not entitled to vote. Herbert H. Haft maintained that (i) notwithstanding Section 160(c), the 172,730 Class B shares that Dart purchased in the RSH Settlement on October 6, 1995 do not "belong to" Dart and are still subject to the Proxy, and (ii) Section 160(c) does not permit the Trust Shares to be voted because those shares "belong to" Dart, not Ronald
S. Haft. Dart opposed this motion for partial summary judgment and, on March 14, 1997, the Delaware Court of Chancery denied Herbert H. Haft's motion in its entirety.

As a result of the Settlements, all claims in this litigation against or on behalf of Dart have been dismissed with prejudice.

Standstill Order

In connection with the legal challenges to the RSH Settlement raised by RGL and by Herbert H. Haft, on December 6, 1995, the Delaware Court of Chancery entered the Standstill Order, which restricted certain actions by Dart. Without further order of the court, Dart could not (i) change its Certificate of Incorporation or Bylaws; (ii) change the composition of Dart's Board of Directors or any of its subsidiaries; (iii) change the Haft family officers of Dart or any of its subsidiaries; or (iv) issue any additional securities of Dart or any of its subsidiaries (except employee stock options issued in the ordinary course of business). In addition, without first giving Herbert H. Haft and the other parties to the Section 225 Action not less than seven days written notice, Dart could not take any extraordinary actions, including but not limited to actions that would result in (a) the liquidation of Dart or any of its subsidiaries, (b) the sale of any major subsidiary of Dart or (c) the disadvantage of any Class B stockholder of Dart through any debt transaction. For purposes of the Standstill Order, the phrase "extraordinary actions" meant any transaction, contract or agreement, the value of which exceeds $3.0 million.

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996



As a result of the Settlements and subsequent approval by the Delaware Court of Chancery, Dart is no longer subject to the Standstill Order.

Lawsuit Against Herbert H. Haft Concerning Haft-Owned Real Estate

On December 17, 1996, Dart, Crown Books and Trak Auto filed a lawsuit captioned Dart Group Corporation, et al. v. Herbert H. Haft, Civ. A. No. 96-26474, in the Circuit Court for Prince George's County, Maryland, seeking damages from Herbert
H. Haft for breach of fiduciary duty, fraud and waste arising from a series of lease transactions (other than the Pennsy Warehouse leases) between Dart and certain partnerships owned beneficially by members of the Haft family. The complaint alleged that Herbert H. Haft exploited the dominance and control he enjoyed as an officer, director and controlling stockholder of Dart to enrich himself and other members of the Haft family unlawfully and unfairly at the expense of the public stockholders of Dart, Crown Books and Trak Auto. In particular, the complaint charged that Herbert H. Haft (i) caused Trak Auto to surrender favorable retail store leases and subleases in Haft-owned shopping centers in exchange for new leases less favorable to Trak Auto; (ii) required Crown Books to relinquish its favorable lease in a particular shopping center in suburban Washington, D.C. and to enter into a new lease with a Haft family partnership for a new location in the same shopping center at a rent rate equal to 450 percent of the prior lease; (iii) caused Dart, Crown Brooks and Trak Auto to enter into exorbitant long-term leases for warehouse and distribution facilities that were purchased and developed by Haft family partnerships for the purpose of leasing those facilities to these companies as captive tenants; (iv) induced Dart and Trak Auto to lease retroactively from a Haft family partnership a 2.66 acre wooded lot for which the companies had no use; and (v) caused Trak Auto to purchase certain used warehouse equipment from a Haft family partnership for more than 700 percent of the price contemplated by the original equipment lease.

As a result of the Settlements, this litigation has been dismissed with prejudice.

Lawsuit Against Herbert H. Haft in Washington, D.C.

On December 17, 1996, Dart, Crown Books and Trak Auto also filed a lawsuit captioned Dart Group Corporation, et al. v. Herbert H. Haft, Civ. A. No. 96-CV-2788, in the U.S. District Court for the District of Columbia naming Herbert H. Haft as defendant. In this action, Dart, Crown Books and Trak Auto advanced claims for breach of fiduciary duty, civil conspiracy and tortious interference with contracts. The companies alleged that Herbert H. Haft wrongfully imposed Robert M. Haft's excessively generous employment contracts upon Dart and Crown Books, later breached those contracts for personal reasons and then, due in large part to a personal conflict of interest, mishandled the defense to Robert M. Haft's wrongful termination lawsuit. Dart, Crown Books and Trak Auto sought to recover the approximately $38 million paid to Robert
M. Haft in satisfaction of the judgment in his wrongful termination suit,

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996



approximately $5 million in attorneys' fees incurred by the companies in defense of that litigation, and punitive damages.

As a result of the Settlements, this litigation has been dismissed with prejudice.

Shareholder Litigation

On April 24, 1998, Jerry Krim ("Plaintiff") filed a putative class action in the Court of Chancery for the State of Delaware in and for the County of New Castle (the "Complaint"). The Complaint asserts a cause of action sounding in breach of fiduciary duty against the Company, each of the Company's directors (the "Director Defendants"), Richfood Holdings, Inc. ("Richfood Holdings") and a subsidiary of Richfood Holdings ("Acquisition Subsidiary").

The Complaint alleges that the Director Defendants, in agreeing to the Merger (see Note 17 for a description of the Merger) of the Company with Acquisition Subsidiary, breached their fiduciary duties owed to the Company's stockholders to take all necessary steps to ensure that the stockholders will receive the maximum value realizable for their shares in any merger or acquisition of the Company. For example, Plaintiff alleges that the Director Defendants failed to adequately evaluate the Company's value as a potential merger or acquisition candidate and/or did not act to enhance the Company's value as such a candidate, and failed to implement "a bidding mechanism to foster a fair auction of Dart to the highest bidder". The Complaint alleges that Richfood Holdings pressed the Company and the Director Defendants "into agreeing to deal exclusively with Richfood Holdings and thereby breach their fiduciary obligations," which allegedly makes Richfood Holdings and Acquisition Subsidiary liable to Plaintiff and the class. The Complaint also alleges that the Director Defendants engaged in all or part of the allegedly unlawful acts, plans, schemes or transactions complained of and thus aided and abetted the alleged breach of fiduciary duty. The Complaint seeks an injunction preventing Acquisition Subsidiary and Richfood Holdings from consummating the tender offer, an injunction preventing the Company, Richfood Holding and the Acquisition Subsidiary from consummating the Merger and unspecified monetary damages.

Other

In January 1998 Trak Auto was named as a defendant in two class action lawsuits (Richard Amezcua, Augustin Dominquez, and other members of the general public similarly situated v. Trak Auto Corporation, Superior Court of California. Action No. BC183900) and (D'Artanyon Tett, Linda Wendt and individuals on behalf of themselves and all others similarly situated v. Trak Auto Corporation., Superior Court of the State of California. Action No. BC 186931) involving former California employees of the Company alleging improper wage and hour practices. The suit claims that former salaried employees should have been paid overtime. Management and outside legal counsel are in the process of evaluating these claims. Trak Auto is unable to express an

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996



opinion as to the merit, if any, or potential liability, if any, of these lawsuits as of the filing date of this report.

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, liabilities, if any, will not have a material adverse effect, if established, upon the consolidated financial condition and results of operations of the Company.

The Company recorded legal expenses of approximately $2.7 million, $22.4 million and $7.2 million during the years ended January 31, 1998, 1997 and 1996, respectively. These amounts include estimated future expenses that likely will be necessary to resolve all litigation discussed above.

NOTE 9 - CREDIT FACILITIES

Crown Books

On September 12, 1996, Crown Books entered into a revolving credit facility with a finance company to borrow up to $50.0 million. While Crown Books's tangible net worth is less than $70.0 million, Crown Books is limited to borrowing a maximum of $25.0 million under the current terms of the revolving credit facility. As of January 31, 1998 Crown Books's tangible net worth was $35.8 million. Outstanding borrowings during fiscal 1998 and fiscal 1997 were paid-off as of January 1, 1998 and 1997, respectively. The maximum borrowings outstanding at any one time during the 52 weeks ended January 31, 1998 were $22,148,000. The average borrowings and weighted average interest rate for the 52 weeks ended January 31, 1998 were $10,061,000 and 8.5%. Crown Books intends to use proceeds from draw-downs under the credit facility for working capital and other corporate purposes. The credit facility has an original term of three years. Borrowings under the credit facility include revolving loans and letters of credit which bear interest at a rate equal to the prime rate (as defined in the credit agreement) and LIBOR loans which bear interest at LIBOR plus 2.25%. Interest on prime rate borrowings is payable monthly. Interest and principal on LIBOR loans is payable between one and six months from the borrowing date. LIBOR loans are subject to a prepayment penalty and may be continued for subsequent one to six month periods. LIBOR loans may be converted to prime rate loans and vice versa. The agreement includes a facility fee of .25% per annum on the unused principal balance, as defined. No single advance may be outstanding for more than 36 months.

Borrowings under the credit facility are secured by Crown Books's inventory, accounts receivable and proceeds from the sale of such assets of Crown Books. The credit facility also contains certain restrictive covenants, including a limitation on the incurrence of additional indebtedness and places a $13.1 million limitation on payments to settle disputes with Haft family members. There are additional covenants related to tangible net worth. Loans under the credit facility are subject to limitations based upon eligible inventory levels, as defined in the agreement. Crown Books may terminate the credit facility upon 60-days prior written notice to the lender and the lender may

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996



terminate it as of September 12, 1999 or on any anniversary date thereafter upon 60-days prior written notice to Crown Books. Crown Books had $25.0 million available for borrowing at January 31, 1998.

Crown Books may need to increase its borrowing under its revolving credit facility, though its ability to do so is subject to conditions contained in the loan agreement that it does not meet. To increase the limit from $25.0 million to $35.0 million, Crown Books is required to maintain a minimum tangible net worth of $73.0 million as of the fiscal year end preceding the election and for each fiscal year end thereafter, and to maintain a minimum tangible net worth of $70.0 million as of the election date and thereafter, in addition to other covenants. To increase the limit from $35.0 million to $50.0 million, Crown Books is required to maintain a minimum tangible net worth of $75.0 million as of the fiscal year end preceding the election and for each fiscal year end thereafter, in addition to other covenants. Crown Books is negotiating with its lenders either to increase its borrowing capacity under its existing credit facility or to enter into a new credit facility with increase borrowing capacity. Management of Crown Books believes that it will either amend its existing facilities or enter a new credit facility in May 1998. There can be no assurance, however, that Crown Books will succeed in its attempt to obtain a new credit facility.

Trak Auto

In December 1996, Trak Auto entered into a revolving credit facility (the "Facility") with a finance company to borrow up to $25.0 million. Trak Auto intends to use proceeds from drawdowns under the Facility for working capital and other corporate purposes. The Facility has an original term of three years. Borrowings under the Facility bear interest at rates ranging from prime rate minus 0.50% to prime rate plus 0.25%, for prime rate loans, and LIBOR plus 1.5% to LIBOR plus 2.25%, for LIBOR loans. Interest rates are based upon Trak Auto's ratio of debt to tangible net worth. Borrowings are limited to eligible inventory levels, as defined, and are secured by Trak Auto's inventory, accounts receivable, and proceeds from the sale of such assets. The Facility contains certain restrictive covenants including limitations on additional indebtedness, advances to affiliates and payments (limited to $25.0 million) or guarantees (limited to $20.0 million of the $25.0 million) to settle disputes with Haft family members and includes an interest rate that fluctuates with Trak Auto's ratio of funded debt to equity.

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

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996



it as of December 18, 1999 or on any anniversary date thereafter upon 60-days prior written notice to Trak Auto.

In addition, Trak Auto has a $750,000 commercial letter of credit facility for use in importing merchandise.

At January 31, 1998, there had been no borrowing under the Facility and no borrowings under the letters of credit facility.

Shoppers Food

Senior Notes

In June 1997, Shoppers refinanced its Increasing Rate Notes with $200.0 million aggregate principal amount of 9 3/4% Senior Notes due 2004 (the "Senior Notes")(see Note 3). The net proceeds from the Senior Notes was $193.5 million (after fees and expenses of approximately $6.5 million) of which $143.5 million was used to repay the Increasing Rate Notes (including interest) and $50.0 million (the "Restricted Proceeds") was paid to Dart in the form of a $40 million dividend and a $10 million loan (see Note 6) for settlements with certain Dart shareholders (Haft family members). Interest on the Senior Notes accrued from the date of issuance and is payable semi-annually in arrears on each June 15 and December 15, commencing December 15, 1997. The Senior Notes are effectively subordinated in right of payment to all secured indebtedness of the Company and certain restrictive covenants including, limitation on restricted payments, limitation on indebtedness, limitation on investments, loans and advances, limitation on liens, limitation on transactions with affiliates, restriction on mergers, consolidations and transfers of assets, limitation on lines of business, limitations on asset sales and limitation on issuance and sale of capital stock of subsidiaries. In addition, the Company is restricted, as to the amount, of declaring or paying any dividends or making distributions of the Company's capital stock accounts.

The Senior Notes are fully and unconditionally guaranteed by SFW Holding Corp. ("Holdings"), the immediate parent of Shoppers. Holdings holds 100% of the common stock of Shoppers and is wholly-owned subsidiary of Dart. The guarantee is secured by a first priority security interest in the capital stock of Shoppers owned by Holdings.

Revolving Credit Facility

On December 22, 1997, Shoppers entered into a revolving loan and security agreement (the "Credit Facility") to borrow up to $25 million. Shoppers intends to use proceeds from drawdowns from the Credit Facility for working capital and other corporate purposes. The Credit Facility has an original term of five years and may be renewed for up to two additional one year periods. Borrowings under the Credit Facility shall bear interest at rates ranging from prime rate minus 0.25% to prime rate plus 0.25%, for prime rate

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996



loans, or LIBOR plus 1.5% to LIBOR plus 2.0%, for LIBOR loans. Shoppers may elect prime rate loans or LIBOR loans. Interest rates are based upon Shoppers's net income determined in accordance with Generally Accepted Accounting Principles; plus, income taxes, interest expense (net of interest income), amortization and depreciation expenses, LIFO expense, other non-cash charges (excluding accruals for cash expenses made in the ordinary course of business) and losses from sales or other dispositions of assets; less, gains from sales or other dispositions and extraordinary or non-recurring gains, but not net of extraordinary or non-recurring cash losses ("EBITDA"). Borrowings are limited to eligible accounts, as defined, less any letters of credit outstanding and are secured by Shoppers's inventory and certain accounts receivable. Interest on prime rate loans is payable monthly and interest on LIBOR loans is payable between one and three months. The Credit Facility includes a fee on the unused principal balance of 0.375% per annum until January 31, 1999 and a variable rate from .25% to .50% based on EBITDA. Letters of Credit issued under the Credit Facility cannot exceed $10.0 million and Shoppers must pay a fee of 1.75 percent to 1.25 percent, based on the level of EBITDA, of the daily outstanding balance of the letters of credit. The Credit Facility has certain restrictive covenants including the maintenance of specified EBITDA levels. As of January 31, 1998, Shoppers had not borrowed under the Credit Facility.

As of January 31, 1998, February 1, 1997, June 29, 1996, and July 1, 1995. Shoppers had outstanding letters of credit of approximately $6,597,000, $6,724,000, $6,424,000, and $6,135,000; respectively. One of there letters of credit expired March 1, 1998, three others are expected to expire on May 1, 1998 and the remaining letter of credit expires on June 4, 1998. One has been replaced with a surety bond and the others will be secured by replacement letters of credit.

NOTE 10 - RESTRUCTURING AND STORE CLOSING CHARGES

Trak Auto

Trak Auto continually evaluates its store operations and the need to close, relocate, or expand stores or convert existing Classic Trak stores into Super Trak or Super Trak Warehouse stores. Trak Auto recognizes store closing costs when management decides to close a store. In prior years, Trak Auto has also recognized the anticipated costs for closing, relocating, expanding and converting existing stores to the Super Trak and Super Trak Warehouse concepts. The costs associated with store closings are primarily unrecoverable lease obligations (rent, real estate taxes and common area charges, net of estimated sublease income) and the book value of leasehold improvements as of the actual store closing date.

As of January 31, 1998, Trak Auto had a reserve of $12,838,000 for store closings. The reserve relates to 30 stores that have been closed. The activity in the closed store reserve during the last two years is as follows:

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996



                                                         (dollars in thousands)
                                                          1998            1997
                                                        -------         -------
Reserves, beginning of year                             $ 2,644         $ 4,491
Net provision recorded/(charges)                         10,194          (1,847)
                                                        -------         -------
Reserves, end of year                                   $12,838         $ 2,644
                                                        =======         =======

The increase in fiscal 1998 is primarily due to closing 15 stores in the Pittsburgh, Pennsylvania market as a result of the poor performance of the stores.

The total unrealizable store lease obligation of Trak Auto as of January 31, 1998 is $12,838,000 and the amount of such unrealizable lease obligation allocable to related party leases is approximately $834,000. The closed store reserve as of January 31, 1998 is expected to be utilized as follows:

                                 (dollars in thousands)
                            Fiscal
                             Year                     Total
                             ----                     -----
                           1999                      $ 2,086
                           2000                        1,434
                           2001                        1,271
                           2002                        1,107
                           2003                          969
                           2004-2005                   5,971
                                                     -------
                             Total                   $12,838
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

Crown Books

Restructuring Reserves

In fiscal years 1993 and 1994, Crown Books determined that a number of the smaller Classic Crown Books stores were not competitive in an industry moving to larger stores. Consequently, Crown Books recorded restructuring charges totaling $12,800,000 during these two years for the anticipated costs for closing certain of the smaller Classic Crown Books stores, relocating, expanding and converting certain of such stores to the Super Crown Books concept. These costs primarily represent unrecoverable lease obligations (net of estimated sublease income) and the book value of leasehold improvements at the estimated closing date. The activity in the restructuring reserves during the last three fiscal years was as follows:

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996




                                                    (dollars in thousands)
                                               1998         1997         1996
                                             --------     --------     --------
Restructuring Reserve, beginning of year     $  1,507     $  7,025     $ 10,515
Less: Payments and charges                       (426)      (1,653)      (1,439)
      Reversal of reserves, net                   (88)      (3,865)      (2,051)
                                             --------     --------     --------
Restructuring Reserve, end of year           $    993     $  1,507     $  7,025
                                             ========     ========     ========

During the last three fiscal years, Crown Books reversed portions of the restructuring reserve as a result of (i) management decisions not to close certain stores that had been scheduled for closing, (ii) stores that were closed under negotiated lease settlements that were more favorable than expected, and
(iii) the postponement of certain store closings.

The remaining restructuring reserve relates to nine stores, of which four have been closed as of January 31, 1998, with lease obligations ranging from one to 84 months. The lease obligation allocable to related party leases is approximately $485,000. The restructuring reserve is expected to be utilized as follows:

                              (dollars in thousands)
                                       Lease              Leasehold
             Fiscal                 Obligations          Improvements
              Year                (Cash Outflows)         & Fixtures       Total
              ----                ---------------         ----------       -----
            1999                       $223                  $ --          $223
            2000                        347                     4           351
            2001                        100                    --           100
            2002                         61                    --            61
            2003                         61                    --            61
            2004-2005                   197                    --           197
                                       ----                  ----          ----
            Total                      $989                  $  4          $993
                                       ====                  ====          ====

Since the recorded restructuring reserve represents an estimate based upon anticipated store closing dates and the book value of the leasehold improvements at the time a store is closed, the actual amounts of costs associated with store closings may be different from the reserve.

Store Closing Reserve

Crown Books continually evaluates its store operations and the need to close stores that do not perform satisfactorily. Crown Books recognizes store closing costs when management decides to close a store. The costs primarily represent unrecoverable lease obligations (net of estimated sublease income) and the book value of leasehold improvements at the estimated closing date. The activity in the closed store reserve during the last three fiscal years is as follows:

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996



                                                   (dollars in thousands)
                                               1998         1997         1996
                                             --------     --------     --------
Closed Store Reserve, beginning of year      $  8,034     $ 10,850     $ 20,241
Less: Payments and charges                     (1,667)      (1,764)      (2,648)
      Reversal of reserves, net                (1,546)      (1,052)      (6,743)
                                             --------     --------     --------
Closed Store Reserve, end of year            $  4,821     $  8,034     $ 10,850
                                             ========     ========     ========

During each of the last three fiscal years, Crown Books reversed portions of the closed store reserve as a result of (i) management decisions not to close certain stores that had been scheduled for closing, (ii) stores that were closed under negotiated lease settlements that were more favorable than expected, and
(iii) the postponement of certain store closings.

The remaining closed store reserve relates to 41 stores, of which 12 have been closed as of January 31, 1998, with lease obligations ranging from one to 71 months. The lease obligation allocable to related party leases is approximately $582,000. The closed store reserve is expected to be utilized as follows:

                                 (dollars in thousands)
                                         Lease          Leasehold
            Fiscal                    Obligations     Improvements
             Year                   (Cash Outflows)    & Fixtures         Total
             ----                   ---------------    ----------         -----
           1999                         $1,193           $  405           $1,598
           2000                          1,386              136            1,522
           2001                            890              101              991
           2002                            470               45              515
           2003                            109               --              109
           2004-2005                        86               --               86
                                        ------           ------           ------
           Total                        $4,134           $  687           $4,821
                                        ======           ======           ======

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

Total Beverage

Due to poor operating performance, Total Beverage's Bull Run store was closed during the fourth quarter of fiscal 1995. Dart reserved approximately $2.8 million for future lease obligations and a portion of the fixtures net of recoveries expected through CMREC. As a result of a negotiated settlement of the lease obligation, Dart reversed $2.4 million of this reserve during the fiscal year ended January 31, 1996.

In addition, management of Dart and Total Beverage concluded that a Total Beverage store opened during fiscal 1996 would be closed in fiscal 1997. The

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996



decision was based on the store's disappointing sales volume. Accordingly, Total Beverage recorded a closed store reserve of approximately $3.0 million, primarily for future lease obligations and the write-off of leasehold improvements and a portion of the store's fixtures. As a result of a negotiated settlement with the landlord for the future lease obligations, the Company reversed approximately $1.6 million of this reserve during fiscal 1998. At January 31, 1998, Total Beverage had no closed store reserves.

Shoppers Food

Shoppers has a reserve for closed stores of approximately $0.4 million at January 31, 1998. The reserve relates to one store that was closed in October 1994 and represents the remaining lease obligations.

NOTE 11 - SALE OF CALIFORNIA OPERATIONS

On October 6, 1997, Trak Auto entered into a purchase agreement (the "Purchase Agreement") with CSK Auto, Inc. ("CSK") pursuant to which Trak Auto agreed to sell to CSK its interest in its California operations (including inventory, store fixtures and the assignment of store leases). Trak Auto and CSK closed the transaction on December 8, 1997 for an aggregate purchase price of approximately $32.8 million. Ninety percent (90%) of the aggregate purchase price, or $30.2 million, was paid in cash at the closing. The remaining ten percent (10%) was paid upon finalization of the inventory valuation. Trak Auto realized a pre-tax loss of $8.2 million (net of a reduction in the LIFO reserve of approximately $2.3 million) on the sale to cover losses associated with the sale of assets and exposure under remaining lease obligations. Trak Auto has recorded this estimated loss in the accompanying Consolidated Statements of Operations.

NOTE 12 - MINORITY INTERESTS

The $38,727,000 of minority interests reflected in the Consolidated Balance Sheet as of January 31, 1998 represents the minority portion of Trak Auto and Crown Books equity owned by the public shareholders of Trak Auto and Crown Books. Income (loss) attributed to the minority shareholders of Trak Auto was $(5,823,000), $354,000 and $2,351,000 for the years ended January 31, 1998, 1997 and 1996, respectively. Income (loss) attributed to the minority shareholders of Crown Books was $(23,196,000), $(442,000), and $1,802,000 for the years ended
January 31, 1998, 1997 and 1996, respectively. Income attributed to the minority ownership of Shoppers for the year ended January 31, 1995 was $1,050,000 (no income for Shoppers was attributed to minority interest for periods after May 28, 1994). Income attributed to the minority ownership of the CMREC real estate joint ventures was $494,000 for the year ended January 31, 1996 (no income for the real estate joint ventures was attributed to the minority interest for periods after October 5, 1995).

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996



NOTE 13 - STOCK OPTION PLANS

The Company has two stock option plans and accounts for the plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                   (dollars in thousands, except per share data)
                                                    Fiscal Year
Net loss                               1998            1997            1996
                                    ----------      ----------      ----------
  As Reported                       $  (41,602)     $  (16,693)     $  (13,424)
  Pro Forma                            (42,136)        (16,921)        (13,489)
Net loss per share
  As Reported                       $   (20.50)     $    (8.73)     $    (7.88)
  Pro Forma                             (21.76)          (8.84)          (7.92)

The effects of applying SFAS No. 123 in the pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free rates of approximately 5.4% in fiscal 1998 and approximately 6.0% in fiscal 1997 and 1996; expected dividend rates of $.13 per share; expected lives of 5.0 years; and expected volatility of 25.0%.

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

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996



Information concerning stock options under the 1992 Plan is as follows:

                                     Number     Option Price    Weighted Average
                                   of Shares      Per Share      Exercise Price
                                   ---------      ---------      --------------
Outstanding at January 31, 1995      54,350    $  73.00-89.65       $ 80.82
    Granted                          19,400       73.00-85.75         81.53
    Exercised                          (233)      73.00-81.50         78.47
    Forfeited                       (11,750)      73.00-89.65         81.08
                                    -------    --------------       -------
Outstanding at January 31, 1996      61,767       73.00-89.65         81.01
    Granted                          18,700       92.00-95.00         92.12
    Exercised                        (3,180)      73.00-85.75         78.36
    Forfeited                          (752)      73.00-85.75         80.78
                                    -------    --------------       -------
Outstanding at January 31, 1997      76,535       73.00-95.00         83.83
    Granted                          38,225     105.00-110.00        105.65
    Exercised                       (17,424)      73.00-92.00         82.02
    Forfeited                       (12,939)      73.00-92.00         83.15
                                    -------    --------------       -------
Outstanding at January 31, 1998      84,397    $ 73.00-110.00       $ 94.20
                                    =======    ==============       =======

At January 31, 1998, options for 290,933 shares remain available for grant, 33,347 options were exercisable. Options outstanding for 3,675 shares have an exercise price of $73.00 per share and a contractual life of 1.5 years, options outstanding for 75,722 shares have exercise prices between $81.40 and $105.00 per share and a weighted average contractual life of 2.9 years and options outstanding for 5,000 shares have an exercise price of $110.00 per share and a contractual life of 4.9 years. The weighted average fair value of options granted was $35.34, $32.18 and $29.97 for options granted during fiscal 1998, 1997, and 1996, respectively.

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

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996



Information concerning stock options under the 1981 Plan is as follows:

                                     Number     Option Price    Weighted Average
                                   of Shares      Per Share      Exercise Price
                                   ---------      ---------      --------------
Outstanding at January 31, 1995      61,500    $ 71.50-104.50       $ 88.45
    Expired                         (21,500)     84.97- 99.00         91.85
                                    -------    --------------       -------
Outstanding at January 31, 1996      40,000      71.50-104.50         86.63
    Exercised                       (10,000)            71.50         71.50
                                    -------    --------------       -------
Outstanding at January 31, 1997      30,000      71.50-104.50         91.67
    Forfeited                       (30,000)     71.50-104.50         91.67
                                    -------    --------------       -------
Outstanding at January 31, 1998          --    $           --       $    --
                                    =======    ==============       =======

During the year ended January 31, 1998, all outstanding options were terminated.

The Board of Directors of Dart has authorized certain officers and directors of Dart to apply for loans from Dart to exercise their vested stock options. Under the plan approved by the Board of Directors, the loans must bear interest at the prime rate, adjusted annually, be secured by all of the stock acquired by exercise of the options, be repaid out of the first proceeds of sale of stock or at the end of three years, whichever is earlier, and the borrower must demonstrate to Dart's chief financial officer both that it would be difficult to dispose of the number of shares on the open market and that he or she presents a reasonable credit risk to Dart. The Board of Directors for both Trak Auto and Crown Books have authorized such loans to certain officers and directors of Trak Auto and Crown Books.

1983 Executive Non-Qualified Stock Option Plan

The discussion in the next paragraph regarding the 1983 Plan (defined below) is qualified in its entirety by the succeeding paragraph, which discusses Dart's challenge to the validity of the 1983 Plan and the options granted thereunder.

In 1983, the Board of Directors of Dart voted to approve an executive non-qualified stock option plan (the "1983 Plan"), for a total of 199,500 shares of Class A Common Stock. In 1983 options for 177,500 shares were purportedly granted under the 1983 Plan. The exercise price at the time of the grant was equal to 100% of the fair market value ($82.50 per share) of the Class A Common Stock. The 1983 Plan provides that in the event of a "major business change" the exercise price of options held by persons who are employees of Dart on the day immediately preceding such a change is reduced to $20.00 per share. The Board of Directors previously determined that the sale of Dart's drug store division in 1985 constituted a major business change under the terms of the amended version of the 1983 Plan adopted in September 1983. According to this determination, outstanding options for 154,400 shares would be exercisable at $20.00 per share and options for 3,990 shares would be exercisable at $82.50 per share. Options granted under the 1983 Plan purport

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996



to be exercisable until May 1998. No options were exercised in fiscal 1998, 1997 and 1996.

Robert M. Haft has attempted to exercise options to purchase 120,000 shares under the 1983 Plan. The Executive Committee undertook a legal review of the 1983 Plan. Based upon this legal review, the Executive Committee determined to cause Dart to contest the validity of the options purportedly granted to Robert
M. Haft under the 1983 Plan, on the grounds, inter alia, that the grants did not conform with Delaware law, that they are a waste of corporate assets, and that they were obtained by interested directors in breach of their fiduciary duties to Dart, without the approval of fully-informed, disinterested directors. Robert
M. Haft instituted litigation to enforce his alleged options under the 1983 Plan. Pursuant to the RGL Settlement and the HHH Settlement, Dart paid Robert M. Haft and Herbert H. Haft approximately $7.0 million for their options under the 1983 Plan and all claims were released and all litigation was dismissed.

Subsequent to January 31, 1998, Dart reached agreements with the holders of the 20,400 options for $20.00 per share. The agreements required Dart, among other things, to register the option shares with Securities and Exchange Commission in exchange for amending the exercise price to $51.25 per share. As a result, all of the $20.00 options were exercised prior to April 1, 1998.

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

Robert M. Haft attempted to exercise options under the 1987 Plan. The Executive Committee undertook a legal review of the 1987 Plan and based upon this legal review, Dart has contested the validity of the 1987 Plan and the

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996



option grants thereunder, on the grounds, inter alia, that the grants did not conform with Delaware law, and that they were obtained by interested directors and Haft family members in breach of their fiduciary duties to Dart, without the approval of fully-informed, disinterested directors.

Robert M. Haft initiated litigation to enforce his alleged options under the 1987 Plan. In his complaint, Robert M. Haft contends that Dart's fiscal 1989 purchase of its original 50% interest in Shoppers and Robert M. Haft's June 1993 termination each constituted a major business change under the 1987 Plan allowing him to exercise his options for a price of $16.40 per share. Pursuant to the RGL Settlement and the HHH Settlement, Dart paid Robert M. Haft and Herbert H. Haft approximately $6.0 million for the options under the 1987 Plan and all claims were released and all litigation was dismissed.

Stock options granted for Trak Auto would not, if exercised, have a material dilutive effect on Dart's equity interest.

Stock options granted for Crown Books would, if all were exercised, reduce Dart's ownership percentage to 48.6%

NOTE 14 - EMPLOYEES' BENEFIT PLANS

Dart, Trak Auto and Crown Books maintain separate non-contributory profit-sharing plans for all full-time employees with one year of continuous employment. Annual contributions to the plans are based on a discretionary percentage of net income, as defined in the respective plan, and as determined by the respective Board of Directors. Contributions paid or accrued for Dart's, Trak Auto's and Crown Books' plans for the years ended January 31, 1997 and 1996 were $99,000, and $379,000, respectively. There were no accruals for fiscal 1998.

In June 1995, the Company established a 401(k) retirement plan for all eligible employees. The Company is obligated to contribute an amount equal to 25% of the employees' deferrals up to 6%. The Company's matching accrual was approximately $540,000, $489,000 and $330,000 for the years ended January 31, 1998, 1997 and
1996, respectively.

In March 1996, the Company established a nonqualified deferred compensation plan for certain officers and key employees of the Company. The Company contributes an amount equal to 25% of the employees deferral in the nonqualified deferred compensation plan and the 401(k) plan together up to 6%. The Company's matching accrual was approximately $16,000 in fiscal 1998 and $22,000 in fiscal 1997.

Prior to fiscal year 1995 Shoppers maintained a noncontributory profit sharing plan (the "Plan") for all employees with one year of full time continuous service. During fiscal 1995, Shoppers replaced the Plan with a defined contribution 401(k) plan (the "New Plan"). The New Plan is available to substantially all employees over the age of 21 who have completed one year of

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996



continuous service. Discretionary contributions are made by Shoppers in trust for the exclusive benefit of employees who participate in the New Plan. The Board of Directors authorized a contribution of $400,000 to the New Plan for the 52 weeks ended June 29, 1996 and July 1, 1995 and $233,000 for the 31 weeks ended February 1, 1997. For the 52 weeks ended January 31, 1998 the Company has accrued $400,000 for its contributions to the New Plan.

Shoppers makes contributions to multiemployer plans for its union employees. Such contributions, net of employee contributions, totaled approximately $842,000, $10,725,000 and $487,000 for pension, health and welfare and legal benefit plans, respectively, for the 52 weeks ended January 31, 1998 and $440,000, $6,205,000, and $282,000, for pension, health and welfare, and legal benefit plans, respectively, for the 31 weeks ended February 1, 1997. Contributions to the pension, health and welfare, and legal benefit plans totaled approximately $838,000, $10,373,000, and $466,000, respectively, for the 52 weeks ended June 29, 1996, and $787,000, $8,701,000 and $408,000, respectively, for the 52 weeks ended July 1, 1995.

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996



NOTE 15 - SEGMENT INFORMATION

The Company's three primary business segments are retail specialty, retail grocery and beverage and, until May 1996, real estate. The segment information presented contains revenue, income from operations and depreciation and amortization for Shoppers for fiscal 1998 only and does not contain such information for CMREC after October 6, 1995. The following is a summary of selected consolidated information for the business segments during January 31, 1998, 1997 and 1996:

                                                     (dollars in thousands)
                                                     Year Ended January 31,
                                          -------------------------------------------
Revenue:                                      1998            1997            1996
                                          -----------     -----------     -----------
  Retail, specialty                       $   619,416     $   636,314     $   631,011
  Retail, grocery and beverage                897,740          30,195          29,508
  Real estate                                      --              --          13,426
  Other (1)                                       971           1,580           4,191
                                          -----------     -----------     -----------
                                          $ 1,518,127     $   668,089     $   678,136
                                          ===========     ===========     ===========
Income (loss) from operations:
  Retail, specialty                       $   (64,484)    $     3,445     $    18,178
  Retail, grocery and beverage                 27,296          (1,130)            373
  Real estate                                      --              --           6,356
  Other (1)                                   (10,997)        (26,599)        (32,603)
                                          -----------     -----------     -----------
  Total operating profit                      (48,185)        (24,284)         (7,696)
    Interest income                             5,349           2,875           8,507
    Interest expense                          (27,911)         (6,993)        (13,494)
                                          -----------     -----------     -----------
  Loss before income taxes                $   (70,747)    $   (28,402)    $   (12,683)
                                          ===========     ===========     ===========

Identifiable assets:
  Retail, specialty                       $   300,432     $   369,117     $   368,447
  Retail, grocery and beverage                298,276           7,722           8,382
  Real estate                                      --              --              --
  Other (1)                                    15,128          72,954          93,763
                                          -----------     -----------     -----------
                                          $   613,836     $   449,793     $   470,565
                                          ===========     ===========     ===========
Depreciation and Amortization Expense:
  Retail, specialty                       $    14,290     $    13,202     $    11,707
  Retail, grocery and beverage                 11,382             298             223
  Real estate                                      --              --           3,112
  Other (1)                                       570             540             411
                                          -----------     -----------     -----------
                                          $    26,242     $    14,040     $    15,453
                                          ===========     ===========     ===========
Capital Expenditures:
  Retail, specialty                       $    11,611     $    16,438     $    14,651
  Retail, grocery and beverage                 11,773             175             887
  Other                                           234             499           1,150
                                          -----------     -----------     -----------
                                          $    23,618     $    17,112     $    16,688
                                          ===========     ===========     ===========

(1)      Includes Dart and consolidating eliminations and adjustments.

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996



NOTE 16 - INTERIM FINANCIAL DATA (Unaudited)

Selected interim financial data for the fiscal years ended 1998 and 1997 are as follows:

                                        (dollars in thousands, except per share data)
                                                     Three Months Ended
                                ------------------------------------------------------------
                                JANUARY 31,      OCTOBER 31,       JULY 31,        APRIL 30,
                                   1998             1997             1997             1997
                                -----------      -----------       --------        ---------
Revenue                         $ 397,862        $ 378,628        $ 376,113        $ 365,524
Gross profit (1)                   74,796           76,263           81,058           82,616
    Net Income (Loss)           $ (15,589)       $ (23,221)       $  (5,764)       $   2,972
                                =========        =========        =========        =========
Earnings per share
    Net Income (Loss) (2)       $   (7.68)       $  (11.47)       $   (2.68)       $    1.19
                                =========        =========        =========        =========


                                JANUARY 31,      OCTOBER 31,       JULY 31,        APRIL 30,
                                   1997             1996             1996             1996
                                -----------      -----------       --------        ---------
Revenue                         $ 186,159        $ 158,863        $ 165,131        $ 157,936
Gross profit (1)                   40,757           32,600           34,993           34,722
    Net Income (Loss)           $ (14,764)       $  (1,164)       $    (298)       $    (467)
                                =========        =========        =========        =========
Earnings per share
    Net Income (Loss)(2)        $   (7.32)       $    (.66)       $    (.30)       $    (.36)
                                =========        =========        =========        =========


(1) After deduction for cost of sales, store occupancy and warehousing expenses.

(2) The sum of these amounts may not equal the annual amount because of the changes in the average number of shares outstanding during the year.

NOTE 17 - SUBSEQUENT EVENTS

On April 9, 1998, Dart entered into an Agreement and Plan of Merger (the "Merger Agreement") with Richfood Holdings, Inc. ("Richfood Holdings") and a subsidiary of Richfood Holdings ("Acquisition Subsidiary") pursuant to which Dart has agreed to become a wholly owned subsidiary of Richfood Holdings. Pursuant to the terms of the Merger Agreement, Richfood Holdings has agreed to (1) make a cash tender offer (the "Offer") for (a) all of the issued and outstanding shares of Common Stock at a price of $160.00 per share and (b) all options to acquire shares of Common Stock at a price equal to the excess, if any, of $160.00 over the strike price of each such option (collectively, the "Merger Consideration") and (2) take all steps necessary to cause Acquisition Subsidiary to merge with and into Dart (the "Merger") in a transaction in which (a) Dart will become a wholly owned subsidiary of Richfood Holdings, (b) the remaining outstanding shares of Common Stock will be cancelled and become convertible into the right to receive $160.00 in cash, and (c) the remaining outstanding options to acquire Common Stock will become convertible into the right to receive in cash the excess, if any, of $160.00 over the strike price of such options.

                           DART GROUP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


The Offer is subject to a number of customary conditions. The Merger is subject to the tender in the Offer of a majority of shares of Common Stock on a fully diluted basis and to other customary conditions, including the receipt of regulatory approvals and the absence of material adverse effects on the business or financial conditions of Dart and its subsidiaries, taken as a whole, with certain limited exceptions. There can be no assurance that either the Offer or the Merger will be consummated. Richfood Holdings has stated its intentions to divest Dart's non-core business lines Trak Auto and Crown Books. There are no adjustments reflected in the accompanying financial statements for the impairment of the carrying value, if any, of these businesses in excess of their market value.

On April 13, 1998, Dart agreed to sell Total Beverage for a cash purchase price equal to Total Beverage's stockholders equity as of the closing (adjusted to remove certain intercompany obligations plus an agreed upon premium). The closing of the transaction is expected to occur in May 1998. The closing is subject to customary conditions and there can be no assurance that the closing will occur. Dart expects to record a gain on the sale of approximately $1.5 million which will be deferred and amortized as the Company is released from its contingent liability on five stores leases.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Inapplicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The directors and executive officers of Dart are as follows:

Name                          Age       Position with the Registrant
----                          ---       ----------------------------
Richard B. Stone              69        Chairman of the Board of Directors
                                          and Chief Executive Officer

Dennis N. Weiss               52        Executive Vice President, Real Estate

Mark A. Flint                 51        Senior Vice President, Chief Financial
                                          Officer and Treasurer

Elliot R. Arditti             43        Senior Vice President, Secretary and
                                          Corporate Counsel

Terry J. Sharp                45        Senior Vice President of Human Resources

Harry M. Linowes              70        Director

Howard M. Metzenbaum          80        Director

Directors are elected annually by the holders of the Common Stock. Officers serve at the discretion of the Board of Directors.

Richard B. Stone was appointed Chairman of the Board and Chief Executive Officer in February 1998. He served as Acting Chairman of the Board and Acting Chief Executive Officer since October 1997. He is also Chairman and Chief Executive Officer of each of Dart's other subsidiaries, including Trak Auto, Crown Books, Shoppers and Total Beverage. From December 1995 to February 1998, Senator Stone was the Voting Trustee of a trust that held all of the voting stock of Dart prior to the settlement of the Haft family litigations. From 1992 to 1994, Senator Stone was a Director of International Service System. He served as United States Ambassador to Denmark from 1992 to 1993, and he is currently a member of the Council of American Ambassadors. He was Chief Operating Officer of Capital Bank, N.A. from 1989 to 1991, and was Vice Chairman of the Board of Directors of Capital Bank, N.A. from 1985 to 1991. Senator Stone served as President Reagan's Special Envoy for Central American Affairs and Ambassador-at-Large from 1983 to 1984. He was a United States Senator from 1975 to 1981, representing the State of Florida.

Dennis N. Weiss joined Dart in August 1981, as Director of Real Estate. He was appointed Vice President, Real Estate, in June 1983, Senior Vice President, Real Estate, in September 1986, and Executive Vice President, Real Estate in December 1987.

Mark A. Flint has been the Senior Vice President and Chief Financial Officer of Dart since September 1996. Prior to joining Dart, Mr. Flint spent 14 years serving in a series of capacities as Senior Vice President and Chief Financial Officer, Chairman of the Executive Committee, and a member of the Board of

Directors of Peter J. Schmitt Holdings, Inc., a multi-state $1.3 billion food retailer and distributor, where he was responsible for corporate development, mergers and acquisitions, finance and information technology. Mr. Flint was elected a director of Shoppers on February 6, 1997. He has also served as President of Shoppers from February 1997 until August 1997.

Elliot R. Arditti has been Senior Vice President, Corporate Counsel since June 1995 and Secretary since June 1993. He joined Dart in January 1984 as Associate Counsel. He was appointed Assistant Vice President, Corporate Counsel in September 1986 and Vice President, Corporate Counsel in December 1987. He has been acting in leadership roles with my civic organizations.

Terrance J. Sharp was appointed Senior Vice President of Human Resources in March 1997. He joined Dart in June 1995 as Vice President of Human Resources. Prior to joining Dart, Mr. Sharp was Director of Personnel Operations at Circuit City Stores, Inc. from 1988 to June 1995.

Harry M. Linowes has been a Director of Dart and its subsidiaries since October 21, 1997. Mr. Linowes is a Certified Public Accountant and a consultant. Prior to his retirement, Mr. Linowes served as a Senior Partner of BDO Seidman, L.L.P. Accountants and Consultants ("BDO Seidman") from 1992 to 1996, and as Managing Partner from 1986 to 1992. In 1986, Mr. Linowes, then the Managing Partner of Leopold & Linowes, oversaw the merger of that firm with BDO Seidman. Mr. Linowes has served as President of the Board of Trustees of the D.C. Institute of Certified Public Accountants, as President of the Washington, D.C. Estate Planning Counsel, and as Chairman of the Executive Committee of CPA Associates (an international association of CPA firms). He has been active in leadership roles with many civic organizations.

Howard M. Metzenbaum has been a Director of Dart and its subsidiaries since October 21,1997. He currently serves on the Board of the Public Citizen and National Peace Garden and he serves as Chairman of the Board of the Consumer Federation of America. He served also as Senator from the State of Ohio between 1977 and 1995, and from January 1974 to December 1974. Senator Metzenbaum was practicing attorney prior to joining the United States Senate. He was head of the firms Metzenbaum, Gaines, Schwartz Arupansky, Finley and Stern. Senator Metzenbaum was Chairman of the Board of COMCORP from 1969 to 1974. Prior to 1974, he served as Chairman of the Board of ITT Consumer Services Corp. ("ITT") and as a director of Capital National Bank of Cleveland and Society National Bank of Cleveland for several years. From 1958 to 1966, he served as Chairman of the Board of the Airport Parking Company of America, which later merged with ITT.

Pursuant to the terms of the Bylaws of Dart, the term of each director expires at the 1998 Annual Meeting of Stockholders or until a successor is elected and qualified.

The other officers of Dart are:

Dale A. Morris became Chief Information Officer of Dart in December 1997. Prior to this position Mr. Morris served as Director, Enterprise Systems for Dart since March 1997. For six months prior to this, Mr. Morris was Director, Corporate Systems for Crown Books. Prior to joining Crown Books, Mr. Morris was owner and principal consultant of Automation & Management Consulting, a firm he founded to provide automation consulting services in the health care industry. Mr. Morris held key information technology management positions in a twenty year career with Philip Morris, USA and Philip Morris, International.

Ronald T. Rice joined Dart in October 1981. He was appointed Vice President in February 1998, Assistant Vice President in 1987 and Controller in December 1992.

Kenneth M. Sobien joined Dart in August 1988. He was appointed Assistant Treasurer in July 1994.

There is no family relationship between any director and executive officer of Dart.

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

Based solely upon its review of such forms received by it, Dart believes that during the fiscal year ended January 31, 1998, all filing requirements applicable to its officers, directors and ten percent shareholders were complied with except that Richard B. Stone, Harry M. Linowes and Howard M. Metzenbaum did not file their respective Form 3's on a timely basis. Such Form 3's were filed late.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth in summary form all compensation for all services rendered in all capacities to Dart and its subsidiaries for the three years ended January 31, 1998 to (i) the Chief Executive Officer of Dart,(ii) the other four most highly compensated executive officers of Dart(iii) the current and former members of the Executive Committee of Dart, and (iv) the former Chief Executive Officer (collectively, the "Named Executive Officers").

                                                                                                                   Long Term
                                                                                                                  Compensation
                                                                  Annual Compensation                                Awards
                                                      --------------------------------------------          ------------------------
                                                                                         Other                                All
                                                                                        Annual               Stock           Other
Name of                                                                                 Compen-             Options         Compen-
Principal                                Fiscal                                         sation              Granted         sation
Position                                  Year        Salary($)        Bonus($)        ($)  (1)               (#)           ($) (2)
----------------                          ----        ---------        --------        --------             -------         -------
Richard B. Stone                          1998              --              --         343,000(4)               --             --
Chief Executive
  Officer (3)

Mark A. Flint                             1998         292,800              --              --              10,500          3,000
Chief Financial                           1997          91,100           5,000              --                 750             --
  Officer (5)

Terry J. Sharp                            1998         240,800              --              --               5,750          3,800(6)
Senior Vice                               1997         221,800              --              --               5,200         69,900(7)
  President of                            1996         115,400          30,000              --               4,750         25,000(8)
  Human Resources

Elliot R. Arditti                         1998         190,900              --              --               4,300          3,000
Senior VP, Secretary                      1997         188,400              --              --               4,150          3,000
  and Corporate                           1996         206,400              --              --                 450          3,000
  Counsel

Dennis N. Weiss                           1998         275,400              --              --               6,500          3,000
Executive Vice                            1997         275,400              --              --               6,200          4,100
  President                               1996         301,000              --              --               5,800          1,000

Members of the Executive Committee
----------------------------------
Howard M.                                 1998              --              --          75,000(9)               --             --
  Metzenbaum (20)

Harry M. Linowes                          1998              --              --          41,800(10)              --             --
  (20)

Larry G. Schafran                         1998              --              --         701,400(11)           5,500             --
Former Chairman                           1997              --              --       1,073,000(12)           5,500             --
  (20)                                    1996              --              --       1,059,500(13)           5,500             --

                                                                                                                   Long Term
                                                                                                                  Compensation
                                                                  Annual Compensation                                Awards
                                                      --------------------------------------------          ------------------------
                                                                                         Other                                All
                                                                                        Annual               Stock           Other
Name of                                                                                 Compen-             Options         Compen-
Principal                                Fiscal                                         sation              Granted         sation
Position                                  Year        Salary($)        Bonus($)        ($)  (1)               (#)           ($) (2)
----------------                          ----        ---------        --------        --------             -------         -------
Bonita A. Wilson                          1998               --             --         268,200(14)           5,500             --
Former Member                             1997               --             --         227,500(15)           5,500             --
   (20)                                   1996               --             --         205,800(16)           5,500             --

Douglas M. Bregman                        1998               --             --         285,900(17)           5,500             --
Former Member                             1997               --             --         242,700(18)           5,500             --
   (20)                                   1996               --             --         231,000(19)           5,500             --

Former Officer
Herbert H. Haft                           1998        1,531,000             --          66,000(22)              --         30,000
Chief Executive                           1997        1,531,000             --          66,000(22)              --         30,000
   Officer (21)                           1996        1,531,000             --          69,800(23)              --         30,000

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

(3) Mr. Stone was elected Chief Executive Officer in February 1998. He was Acting Chief Executive Officer since October 1997. During fiscal 1998 Mr. Stone was compensated at a rate of $275 per hour.

(4) Includes fees received as a Member of Executive Committee of Dart ($111,400); fees received as Voting Trustee ($220,400); fees received as a director of Dart ($3,750), Trak Auto ($3,750) and Crown Books ($3,750); and health insurance.

(5) Mr. Flint joined Dart as Senior Vice President and Chief Financial Officer in September 1996.

(6) Includes relocation fees and taxes thereon ($800) and Company match to retirement account of $3,000.

(7) Includes relocation fees and taxes thereon ($68,700) and allocation to retirement account ($1,200).

(8)      Includes sign-on bonus.

(9) Includes fees received as a Member of the Executive Committee of Dart ($20,500), Trak Auto ($20,500) and Crown Books ($20,500) and fees as a director of Dart ($4,500), Trak Auto ($4,500) and Crown Books ($4,500).

(10) Includes fees received as a Member of the Executive Committee of Dart ($9,100) Trak Auto ($9,100) and Crown Books ($9,100) and fees received as a director of Dart ($4,500), Trak Auto ($5,500) and Crown Books ($4,500).

(11) Includes fees received as a Member of the Executive Committee of Dart ($208,600), Trak Auto ($208,600) and Crown Books ($208,600); fees received as a director of Dart ($17,700), Trak Auto ($14,200) and Crown Books ($14,700); apartment usage ($24,000) and health insurance ($5,000).

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

(14) Includes fees received as a Member of the Executive Committee of Dart ($67,400), Trak Auto ($67,400) and Crown Books ($67,400); fees received as a director of Dart ($22,600), Trak Auto ($19,200) and Crown Books ($19,200); and health insurance ($5,000).

(15) Includes fees received as a Member of the Executive Committee of Dart ($52,900), Trak Auto ($52,900) and Crown Books ($52,900); fees received as a director of Dart ($24,600), Trak Auto ($19,600) and Crown Books ($19,600); and health insurance ($5,000).

(16) Includes fees received as a Member of the Executive Committee of Dart ($45,100), Trak Auto ($45,100) and Crown Books ($45,100); fees received as a director of Dart ($22,500), DGFC ($2,500), Trak Auto ($20,500) and Crown Books ($20,000); and health insurance ($5,000).

(17) Includes fees received as a Member of the Executive Committee of Dart ($73,300), Trak Auto ($73,300) and Crown Books ($73,300); fees received as a director of Dart ($22,000), Trak Auto ($20,000) and Crown Books ($19,000); and health insurance ($5,000).

(18) Includes fees received as a Member of the Executive Committee of Dart ($58,300), Trak Auto($58,300), and Crown Books ($58,300); fees received as a director of Dart ($23,600), Trak Auto ($19,600) and Crown Books ($19,600); and health insurance ($5,000).

(19) Includes fees received as a Member of the Executive Committee of Dart ($53,500), Trak Auto ($53,500) and Crown Books ($53,500); fees received as a director of Dart ($22,500), DGFC ($2,500), Trak Auto ($20,500) and Crown Books ($20,000); and health insurance ($5,000).

(20) In fiscal 1998, Howard M. Metzenbaum and Harry M. Linowes were appointed directors and Members of the Executive Committees of Dart and its subsidiaries. Larry G. Schafran, Bonita A. Wilson and Douglas M. Bregman were Members of the Executive Committees of Dart and its subsidiaries from 1997 until the fourth quarter of fiscal 1998. Members of the Executive Committee are compensated at a rate of $275 per hour. See Item 11 - Executive Compensation - Compensation of Directors.

(21) Herbert H. Haft resigned all of his positions with Dart and all of its subsidiaries, effective February 5, 1998 pursuant to a settlement agreement between him and Dart and all of its subsidiaries. See Item 3
         - Legal Proceedings - Settlements with Herbert H. Haft and Ronald S. Haft.

(22) Includes fees received as a director of Dart ($15,000), Trak Auto ($15,000), Crown Books ($15,000), auto usage ($16,000) and health, life and disability insurance ($5,000).

(23) Includes fees received as a director of Dart ($15,000), Trak Auto ($15,000), Crown Books ($15,000) and Dart Group Financial Corporation (DGFC")($2,500),auto usage ($16,000) and health, life and disability insurance ($5,000).

Option Grants in Last Fiscal Year

This table provides information with respect to grants of options for shares of common stock of Dart and its subsidiaries to the Named Executive Officers during fiscal 1998 and the exercise or base price, expiration date and estimates of the potential realizable values of such options.



                                          Individual Grants
------------------------------------------------------------------------------------------------------       Potential Real-
                                                         % of Total                                          izable Value at
                                                         Options                                             Assumed Annual
                                                         Granted                                             Rates of Stock
                                                         to Emp-      Exer-                                  Price Appreci-
                                                         loyees       cise         Market                    ation for Option
                                          Options        in           or Base      Price       Expir-              Term (5)
                                          Granted        Fiscal       Price        Date of     ation         -------------------
   Name                                   (#) (4)        Year         ($/Sh)       Grant       Date          5% ($)      10% ($)
   ----                                   -------        ------       ------       -------     ------        ------      -------
Richard B.
  Stone                                     None

Mark A.                                   2,500(1)          6.5       105.00       105.00      7-31-02       72,500      160,300
  Flint                                   4,000(2)          1.9        13.00        13.00      7-31-02       14,400       31,700
                                          4,000(3)          2.4         9.375        9.375     7-31-02       10,400       22,900

Terry J.                                  1,750(1)          4.9       105.00       105.00      7-31-02       50,800      112,200
  Sharp                                   2,000(2)          1.2        13.00        13.00      7-31-02        7,200       15,900
                                          2,000(3)          0.9         9.375        9.375     7-31-02        5,200       11,400

Elliot R.                                   900(1)          2.3       105.00       105.00      7-31-02       26,100       57,700
  Arditti                                 2,500(2)          1.2        13.00        13.00      7-31-02        9,000       19,800
                                            900(3)          0.5         9.375        9.375     7-31-02        2,300        5,100

Dennis N.                                 1,500(1)          3.9       105.00       105.00      7-31-02       43,500       96,200
  Weiss                                   2,500(2)          1.2        13.00        13.00      7-31-02        9,000       19,800
                                          2,500(3)          1.5         9.375        9.375     7-31-02        6,500       14,300

Members of the Executive Committee
----------------------------------

Howard M.
  Metzenbaum                                None

Harry M.
  Linowes                                   None

Larry G.                                  1,500(1)          3.9       105.00       105.00      7-31-02       43,500       96,200
  Schafran                                1,500(2)          0.7        13.00        13.00      7-31-02        5,400       11,900
                                          2,500(3)          1.5         9.375        9.375     7-31-02        6,500       14,300

Bonita A.                                 1 500(1)          3.9       105.00       105.00      7-31-02       43,500       96,200
  Wilson                                  1,500(2)          0.7        13.00        13.00      7-31-02        5,400       11,900
                                          2,500(3)          1.5         9.375        9.375     7-31-02        6,500       14,300

                                          Individual Grants
------------------------------------------------------------------------------------------------------       Potential Real-
                                                         % of Total                                          izable Value at
                                                         Options                                             Assumed Annual
                                                         Granted                                             Rates of Stock
                                                         to Emp-      Exer-                                  Price Appreci-
                                                         loyees       cise         Market                    ation for Option
                                   Options               in           or Base      Price       Expir-              Term (5)
                                   Granted               Fiscal       Price        Date of     ation         -------------------
   Name                            (#) (4)               Year         ($/Sh)       Grant       Date          5% ($)      10% ($)
   ----                            -------               ------       ------       -------     ------        ------      -------
Douglas M.                         1,500(1)                 3.9       105.00       105.00      7-31-02       43,500       96,200
  Bregman                          1,500(2)                 0.7        13.00        13.00      7-31-02        5,400       11,900
                                   2,500(3)                 1.5         9.375        9.375     7-31-02        6,500       14,300

Former Officer
--------------
Herbert H.
  Haft                               None


(1)   Represents options for shares of Common Stock.

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

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
  Values

Each of the Named Executive Officers, the following table sets forth information about stock options exercised during fiscal 1997 and the value of unexercised options as of January 31, 1998.

                                                                         Number of           Value of
                                                                        Unexercised        In-the-Money
                                                                         Options at         Options at
                                                                         FY-End (#)         FY-End ($)
                                     Shares Acquired       Value        Exercisable/       Exercisable/
Name                                 on Exercise (#)    Realized ($)    Unexercisable     Unexercisable
----                                 ---------------    ------------    -------------     -------------
Richard B. Stone                           None                --              --                --


Mark A. Flint                               --(1)              --             250             2,400
                                                                            3,000             4,800
                                            --(2)              --              --                --
                                                                            4,000                --
                                            --(3)              --              --                --
                                                                            4,000                --

Terry J. Sharp                             900(1)          11,200              --                --
                                                                            2,800            14,700
                                            --(2)              --           1,998                --
                                                                            4,002                --
                                            --(3)              --           1,998                --
                                                                            4,002                --

Elliott R. Arditti                          --(1)              --           1,182            26,600
                                                                            1,518             8,500
                                            --(2)              --           2,783                --
                                                                            4,567                --
                                            --(3)              --           1,700                --
                                                                            1,800                --

Dennis N. Weiss                          1,200(1)          28,500             266             3,300
                                                                            2,302            11,700
                                            --(2)            ,              2,917                --
                                                                            5,001                --
                                            --(3)              --           4,099                --
                                                                            5,001                --
Members of the Executive Committee
----------------------------------
Howard M. Metzenbaum                       None                --              --                --

Harry M. Linowes                           None                --              --                --

Larry G. Schafran                        2,250(1)          59,800           1,125            11,700
                                                                            2,250            16,400
                                            --(2)              --           6,000                --
                                                                               --                --
                                            --(3)              --          10,000                --
                                                                               --                --

                                                                         Number of           Value of
                                                                        Unexercised        In-the-Money
                                                                         Options at         Options at
                                                                         FY-End (#)         FY-End ($)
                                     Shares Acquired       Value        Exercisable/       Exercisable/
Name                                 on Exercise (#)    Realized ($)    Unexercisable     Unexercisable
----                                 ---------------    ------------    -------------     -------------
Bonita A. Wilson                        3,750(1)           103,700          1,125             11,700
                                                                            2,250             16,400
                                           --(2)                --          7,500                 --
                                                                               --                 --
                                           --(3)                --         12,500                 --
                                                                               --                 --

Douglas M. Bregman                        500(1)            11,300          4,750            100,700
                                                                            2,250             16,400
                                           --(2)                --          7,500                 --
                                                                               --                 --
                                           --(3)                --         12,500                 --
                                                                               --                 --

Former Officer
---------------
Herbert H. Haft                           None                  --        119,750(4)       4,681,800(4)
                                                                               --                 --
                                                                            6,668                 --
                                                                               --                 --
                                                                           20,000                 --
                                                                               --                 --

(1)      Represents options for Common Stock.

(2)      Represents options for Trak Auto common stock.

(3)      Represents options for Crown Books common stock.

(4) On February 5, 1998, the Company paid Mr. Haft approximately $3.9 million for his stock options from Dart, Trak Auto and Crown Books pursuant to a settlement agreement between him and Dart and all of its subsidiaries. See Item 3. Legal Proceedings - Settlement with Herbert
         H. Haft and Ronald S. Haft.

Compensation of Directors

Members of the Board of Directors of Dart, Trak Auto and Crown Books are each paid $15,000 per year. Richard B. Stone, Howard M. Metzenbaum and Harry M. Linowes are members of the audit committee for Dart, Trak Auto and Crown Books and are compensated $5,000 per year. Richard B. Stone, Howard M. Metzenbaum and Harry M. Linowes are members of the compensation committee of Dart, Trak Auto and Crown Books and are not compensated for their work on that committee.

On September 7, 1994, the Board of Directors of Dart established an Executive Committee comprised of Dart's outside directors to conduct the affairs of Dart with respect to matters that were the subject of dispute between the then Chairman of the Board and Chief Executive Officer of Dart, Herbert H. Haft, and the then President and Chief Operating Officer of Dart, Ronald S. Haft.
On October 11, 1994, the Boards of Directors of Trak Auto, Crown Books and

Total Beverage each established an Executive Committee of their respective Board of Directors comprised of the same outside directors, with authority parallel to that of Dart's Executive Committee. The Executive Committee currently consists of Richard B. Stone, Howard M. Metzenbaum and Harry M. Linowes with Mr. Stone as the Chairman of the Executive Committee. The disputes between Herbert H. Haft and Ronald S. Haft concerning issues involving Dart were extensive. Accordingly, the Executive Committee assumed day-to-day involvement in these disputed issues and other matters affecting Dart, in particular matters relating to litigation to which Dart was a party. While the Executive Committee remains involved in the day-to-day affairs of Dart including, but not limited to Management and outside legal counsel are in the process of evaluating these claims. Trak Auto is unable to express an opinion as to the merit, if any, or potential liability, if any, as of the filing date of this report. The Executive Committee remains active in the day-to-day affairs of the Company. Its continuing role is dependent upon future developments.

Members of the Executive Committee are compensated at a rate of $275 per hour plus reimbursement of expenses. Members of the Special Litigation Committee of the Board of Directors, which was established in January 1995, have been compensated at a rate of $250 per hour plus reimbursement of expenses. For the years ended January 31, 1998, 1997 and 1996, the aggregate compensation paid by Dart and its subsidiaries to members of the respective Executive Committees for their services on those committees approximated $1,137,000, $1,299,000 and $1,263,000, respectively. There were no fees paid to the Special Litigation Committee in fiscal 1998, 1997 or 1996. See Item 11-Executive Compensation-Summary Compensation Table.

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

Employment Contracts

On February 12, 1998, Dart entered into an employment agreement with Richard B. Stone, Chairman and Chief Executive Officer. The agreement is for a three year term and is renewable for one additional year after expiration of the stated term. The agreement provides for a base salary of $550,000 per year and additional compensation comprised of three components: (i) the immediate grant of 30,000 nonqualified options to purchase Dart Common Stock (ii) the immediate grant of 6,000 shares of Dart Common Stock, vesting of such shares is dependent upon the sale of Trak Auto, Crown Books, Total Beverage and Shoppers and (iii) variable cash bonuses based on the total sale of the Company at dates specified in the agreement. The base salary will be reviewed at least annually and may be increased but not decreased. All options and shares vest after 4 1/2 years and the term of the options is five years.

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

In January 1995, Dart entered into a year employment agreement with Elliot R. Arditti, Senior Vice President, Secretary and Corporate Counsel. The agreement provides for an annual base salary of $145,200 subject to increase determined by the Compensation Committee of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee comprises Dart's outside, non-employee Directors (Howard M. Metzenbaum and Harry M. Linowes). No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Item 12. Security Ownership of Certain Beneficial Owners and Management


The following table sets forth, as of March 31, 1998, certain information with respect to the following persons: (i) all stockholders known by the Company to be the beneficial owners of more than five percent of the Common Stock, (ii) each of Dart's current Directors, (iii) the Named Executive Officers, and (iv) the Directors and Named Executive Officers as a group. Certain information in the table is based upon information contained in filings made by the beneficial owner of the Common Stock with the Securities and Exchange Commission.

Directors and Executive Officers:

                                                                        Approximate
                                  Title of                  No. of       Percentage
Name                               Class                    Shares        of Class
----                               -----                    ------        --------
Richard B. Stone                  Common Stock               6,000         .50

Mark A. Flint                     Common Stock (1)             250          --

Terry J. Sharp                    Trak Auto (2)              1,998          --
                                  Crown Books (2)            1,998          --

Elliott R. Arditti                Common Stock (3)           1,232         .10
                                  Trak Auto (4)              4,133         .07
                                  Crown Books (5)            1,700          --

Dennis N. Weiss                   Common Stock (6)             266          --
                                  Trak Auto (7)              2,917         .05
                                  Crown Books (8)            4,099         .08

Howard M. Metzenbaum              None

Harry M. Linowes                  None

Larry G. Schafran                 Common Stock (9)           1,500          .12
                                  Trak Auto (10)             6,000          .10
                                  Crown Books (11)           7,500          .14

Bonita A. Wilson                  Common Stock (9)           1,125          .09
                                  Trak Auto (11)             7,500          .13
                                  Crown Books (12)          12,500          .24

Douglas M. Bregman                Common Stock (13)          4,750          .39
                                  Trak Auto (11)             7,500          .13
                                  Crown Books (12)          12,500          .24


-----------------
All Directors and                 Common Stock (14)         15,123         1.25
 Executive Officers as            Trak Auto (15)            30,048          .51
 a group (10 persons)             Crown Books (16)          40,297          .76

Southeastern Asset                Common Stock             328,030        27.28
 Management Inc.
 6410 Poplar Ave., Suite 900
 Memphis, TN 38119 (17)

Item 12. Security Ownership of Certain Beneficial Owners and Management


(1)      Includes 250 shares subject to exercisable stock options.

(2)      Includes 1,998 shares subject to exercisable stock options.

(3)      Includes 1,182 shares subject to exercisable stock options.

(4)      Includes 2,783 shares subject to exercisable stock options.

(5)      Includes 1,700 shares subject to exercisable stock options.

(6)      Includes 266 shares subject to exercisable stock options.

(7)      Includes 2,917 shares subject to exercisable stock options.

(8)      Includes 4,099 shares subject to exercisable stock options.

(9)      Includes 1,125 shares subject to exercisable stock options.

(10)     Includes 6,000 shares subject to exercisable stock options.

(11)     Includes 7,500 shares subject to exercisable stock options.

(12)     Includes 12,500 shares subject to exercisable stock options.

(13)     Includes 4,750 shares subject to exercisable stock options.

(14)     Includes 15,123 shares subject to exercisable stock options.

(15)     Includes 28,698 shares subject to exercisable stock options.

(16)     Includes 40,297 shares subject to exercisable stock options.

(17)     As reported in schedule 13 G filed March 9, 1998.

Item 13.  Certain Relationships and Related Transactions

Dart, Trak Auto, Crown Books, Shoppers and Total Beverage lease certain real property from Haft family-owned partnerships. As a result of the various settlements with members of the Haft family, effective February 6, 1998 the Haft's are no longer related parties. Rental payments related to such leases approximated $16.6 million during the year ended January 31, 1998. The leased properties consist of 44 stores, three warehouse and the Shoppers headquarters building. These leases which have expiration terms ranging from 1998 to 2014, required the payment of minimum rentals aggregating approximately $148.0 million (excluding option periods). Certain of these leases also require the payment of a percentage of sales in excess of a stated minimum, real estate tax, insurance, maintenance and utilities.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) (1)          Financial Statements

         (a) (2)          Exhibits..............................................

         2.1 Agreement and Plan of Merger by and among Richfood Holdings, Inc., DGC Acquisition, Inc. and Dart Group Corporation (incorporated by reference to Exhibit 99.1 filed with Dart's Current Report on Form 8-K dated April 9, 1998.

         3.1 Certificate of Amendment of the Certificate of Incorporation of Dart Group Corporation dated February 12, 1998 (incorporated by reference to Exhibit 99.3 to Dart Form 8-K filed February 18, 1998.

         3.2              Bylaws, amended and restated as of February 16, 1998.

         4.1 Indenture dated as of June 26, 1997 by and among Shoppers Food Warehouse Corp., SFW Holding Corp. and Norwest Bank Minnesota, National Association. (incorporated by reference to Exhibit 4.1 to Shoppers Food Warehouse Corp. Form S-4 Registration No. 333-32825 filed August 5, 1997).

         4.2 Shoppers Food Warehouse Global Security dated June 26, 1997. (incorporated by reference to Exhibit 4.1 to Shoppers Food Warehouse Corp. Form S-4 Registration No. 333-32825 filed August 5, 1997).

        10.1 Dart Drug Corporation Executive Non-Qualified Stock Option Plan, incorporated herein by reference to exhibit (10o) to the Company's Form 10-K filed with the SEC on May 1, 1984.

        10.2 Lease dated December 26, 1984 between Dart Group Corporation and Seventy-Fifth Avenue Associates (incorporated by reference to Dart Fiscal Year 1986 10-K).

        10.3 Sublease dated December 26, 1984 between Dart Group Corporation and Trak Auto Corporation (incorporated by reference to Dart Fiscal Year 1986 10-K).

        10.4 Sublease dated December 26, 1984 between Dart Group Corporation and Crown Books Corporation (incorporated by reference to Dart Fiscal Year 1986 10-K).

        10.5 Lease dated April 27, 1984 between Trak Chicago Limited Partnership I and Trak Auto Corporation (incorporated by reference to Dart Fiscal Year 1986 10-K).

        10.6 Indemnity Agreement by and between Dart Group Corporation and Crown Books Corporation dated June 9, 1986 incorporated herein by reference to Exhibit 10(zzzz) to the Crown 1987 10-K.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)


        10.7 Indemnity Agreement, dated June 9, 1986, by and between Dart Group Corporation and Trak Auto Corporation herein incorporated by reference to
                          Exhibit 10(pppp) to the Trak 1987 10-K.

        10.8 Dart Group Corporation Deferred Compensation Plan for Directors, effective January 1, 1988 (incorporated by reference to Dart Fiscal Year 1988 10-K).

        10.9 Lease agreement dated November 22, 1988 between Dart Group Corporation and Seventy-Fifth Avenue Associates (incorporated by reference to Dart Fiscal Year 1989 10-K).

        10.10 Lease agreement dated January 27, 1989 between Trak Auto Corporation and Combined Properties/Ontario Limited Partnership herein incorporated by reference to Exhibit 10(tttt) filed with Trak Auto Corporation Fiscal Year 1989 Form 10-K, No. 0-12202 ("Fiscal 1989 Trak 10-K").

        10.11 Lease agreement dated February 27, 1988 between Trak Corporation and Haft/Equities-General, herein incorporated by reference to Exhibit 10(uuuu) filed with Fiscal 1989 Trak 10-K.

        10.12 Lease agreement dated June 17, 1987 between Trak Auto West, Inc. and Haft/Equities/Rose Hill Limited Partnership, herein incorporated by reference to
                          Exhibit 10(vvvv) filed with Fiscal 1989 Trak 10-K.

        10.13 Lease agreement dated January 5, 1990 between Combined Properties Limited Partnership and Crown Books Corporation re: Turnpike Shopping Center (815), herein incorporated by reference to Exhibit 10(iiiii) filed with Fiscal 1990 Crown 10-K.

        10.14 Lease agreement dated January 5, 1990 between Combined Properties Limited Partnership and Crown Books Corporation re: the Plaza at Landmark (165), herein incorporated by reference to Exhibit 10(jjjjj) filed with Fiscal 1990 Crown 10-K.

        10.15 Lease agreement dated January 5, 1990 between Combined Properties Limited Partnership and Crown Books Corporation re: Manaport Plaza Shopping Center (804), herein incorporated by reference to Exhibit 10(kkkkk) filed with Fiscal 1990 Crown 10-K.

        10.16 Lease agreement dated October 31, 1990 between CP Acquisitions Limited Partnership and Crown Books Corporation re: McLean Shopping Center (803), herein incorporated by reference to Exhibit 10(lllll) Crown Books Corporation Fiscal Year 1991 Form 10-K No. 0-11457 ("Fiscal 1991 Crown 10-K").

        10.17 Lease agreement dated March 20, 1991 between Charles County Associates Limited Partnership and Crown Books Corporation re: Charles County Plaza (833), herein incorporated by reference to Exhibit 10(nnnnn) Fiscal 1991 Crown 10-K.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)


        10.18 Lease agreement dated May 11, 1990 between Combined Properties/Greenbriar Limited Partnership and Crown Books Corporation, the First Amendment dated September 13, 1990 and the Second Amendment dated March 14, 1991 re: Greenbriar Town Center (104), herein incorporated by reference to Exhibit 10(ooooo) Fiscal 1991 Crown 10-K.

        10.19 Lease agreement dated May 18, 1990 between Combined Properties Limited Partnership and Trak Corporation and Lease Termination Agreement dated March 31, 1990 between Combined Properties Limited Partnership, Retail Lease Acquisition Limited Partnership and Trak Corporation re: Fair City Mall (605), herein incorporated by reference to Exhibit 10(zzzz) Trak Auto Corporation Fiscal Year 1991 Form 10-K No. 0-12202 ("Fiscal 1991 Trak 10-K").

        10.20 Lease agreement dated May 18, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation and License Termination Agreement dated March 31, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation re: Chantilly Plaza (609), herein incorporated by reference to
                          Exhibit 10(aaaaa) Fiscal 1991 Trak 10-K.

        10.21 Lease agreement dated May 18, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation and License Termination Agreement dated March 31, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation re: College Plaza (610), herein incorporated by reference to
                          Exhibit 10(bbbbb) Fiscal 1991 Trak 10-K.

        10.22 Lease agreement dated May 18, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation and License Termination Agreement dated March 31, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation re:
                          Enterprise (614), herein incorporated by reference to
                          Exhibit 10(ccccc) Fiscal 1991 Trak 10-K.

        10.23 Lease agreement dated May 18, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation and License Termination Agreement dated March 31, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation re: Rolling Valley (630), herein incorporated by reference to
                          Exhibit 10(ddddd) Fiscal 1991 Trak 10-K.

        10.24 Lease agreement dated May 18, 1990 between Combined Properties Limited Partnership and Trak Corporation and Lease Termination Agreement dated March 31, 1990 between Combined Properties Limited Partnership, Retail Lease Acquisition Limited Partnership and Trak Corporation re: White Flint (632), herein incorporated by reference to Exhibit 10(eeeee) Fiscal 1991 Trak 10-K.

        10.25 Lease agreement dated November 6, 1990 between CP Acquisition Limited Partnership and Trak Corporation and Settlement

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)


                          Agreement dated November 6, 1990 between CP
                          Acquisitions Limited Partnership and Trak Corporation re: Aspen Manor (615), herein incorporated by reference to Exhibit 10(fffff) Fiscal 1991 Trak 10-K.

        10.26 Lease agreement dated November 6, 1990 between CP Acquisition Limited Partnership and Trak Corporation and Settlement Agreement dated November 6, 1990 between CP Acquisitions Limited Partnership and Trak Corporation re: Lee and Harrison (633), herein incorporated by reference to Exhibit 10(ggggg) Fiscal 1991 Trak 10-K.

        10.27 Lease agreement dated November 6, 1990 between CP Acquisition Limited Partnership and Trak Corporation and Settlement Agreement dated November 6, 1990 between CP Acquisitions Limited Partnership and Trak Corporation re: Penn Daw (642), herein incorporated by reference to Exhibit 10(hhhhh) Fiscal 1991 Trak 10-K.

        10.28 Lease agreement dated November 6, 1990 between Combined Properties Limited Partnership and Trak Corporation and Settlement Agreement dated November 6, 1990 between Combined Properties Limited Partnership and Trak Corporation re: Fairfax Circle (656), herein incorporated by reference to Exhibit 10(iiiii) Fiscal 1991 Trak 10-K.

        10.29 Lease agreement dated March 23, 1990 between Combined Properties/Silver Hill Limited Partnership and Trak Corporation and Termination Agreement dated April 13, 1990 between Combined Properties/Silver Hill Limited Partnership and Trak Corporation re: Silver Hill
                          (619), herein incorporated by reference to Exhibit 10(jjjjj) Fiscal 1991 Trak 10-K.

        10.30 Lease agreement dated November 6, 1990 between Haft/Equities-Bladen Limited Partnership and Trak Corporation and Lease Termination Agreement dated November 6, 1990 between Haft/Equities-Bladen Limited Partnership and Trak Corporation re: Bladen Plaza
                          (662), herein incorporated by reference to Exhibit 10(kkkkk) Fiscal 1991 Trak 10-K (incorporated by reference to Dart Fiscal Year 1991 10-K).

        10.31 Lease agreement dated July 19, 1990 between Combined Properties/4600 Forbes Limited Partnership and Shoppers Food Warehouse Corp. (incorporated by reference to Dart Fiscal Year 1991 10-K).

        10.32 Lease Agreement dated December 27, 1982 between Combined Properties Limited Partnership and Jumbo Food Stores VA, Inc., Amendment dated September 8, 1988 and Amendment dated September 25, 1990 re: Fair City Mall (incorporated by reference to Dart Fiscal Year 1991 10-K).

        10.33 Lease Agreement dated June 28, 1983 between Combined Properties Limited Partnership and Jumbo Food Stores VA, Inc., Amendment

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)


                          dated September 8, 1988, Amendment May 10, 1990 and Amendment dated September 25, 1990 re: Rolling Valley Mall (incorporated by reference to Dart Fiscal Year 1991 10-K).

        10.34 Lease Agreement dated September 11, 1987 between Combined Properties Limited Partnership and Jumbo Food Stores Md., Inc., Amendment dated September 25, 1990 re: Maryland City Plaza (incorporated by reference to Dart Fiscal Year 1991 10-K).

        10.35 Lease Agreement dated July 7, 1989 between Combined Properties/Silver Hill Limited Partnership and Jumbo Food Stores Md., Inc., Amendment dated May 10, 1990 and Amendment dated September 25, 1990 re: Silver Hill Plaza (incorporated by reference to Dart Fiscal Year 1992 10-K).

        10.36 Lease agreement dated June 21, 1988 between Combined Properties Limited Partnership and Jumbo Food Stores Md., Inc., First Amendment dated July 7, 1989, Second Amendment dated September 25, 1990, re: Enterprise Plaza (incorporated by reference to Dart Fiscal Year 1992 10-K).

        10.37 Lease agreement dated December 23, 1991 between Combined Properties Limited Partnership and Trak Corporation, re: Manaport Plaza (607), herein incorporated by reference to Exhibit 10(lllll) Trak Auto Corporation Fiscal Year 1992 Form 10-K No. 0-12202 ("Fiscal 1992 Trak 10-K").

        10.38 Amendment of lease dated December 24, 1991 between Haft/Equities-Bladen Limited Partnership and Trak Corporation, re: Bladen Plaza (662), herein incorporated by reference to Exhibit 10(mmmmm) filed with Fiscal 1992 Trak 10-K.

        10.39 Sublease agreement dated February 19, 1992 between Crown Books Corporation and Trak Corporation, re:
                          Vienna (616), herein incorporated by reference to
                          Exhibit 10 (nnnn) filed with Fiscal 1992 Trak 10-K

        10.40 Sublease agreement dated February 12, 1992 between Crown Books Corporation and Trak Corporation, re:
                          McLean Shopping Center (627), herein incorporated by reference to Exhibit 10(ooooo) filed with Fiscal 1992 Trak 10-K.

        10.41 Lease agreement dated May 8, 1991 between Combined Properties Limited Partnership and Crown Books Corporation, re: Montgomery Village (827), herein incorporated by reference to Exhibit 10(qqqqq) filed with Crown Books Corporation Fiscal Year 1992 Form 10-K No. 0-11457.

        10.42 Dart Group Corporation 1992 Stock Option Plan incorporated herein by reference to Dart 1993 S-8 file No. 33-57010.

        10.43 Amendment of lease dated December 11, 1992 between Combined Properties Limited Partnership and Super Trak Corporation re: Oxon Hill (606), herein incorporated by reference to Exhibit

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)


                          10(qqqqq) filed with Trak Auto Corporation Fiscal Year 1993 Form 10-K No. 0-12202 ("Fiscal 1993 Trak 10-K").

        10.44 Amendment of lease dated December 1, 1992 between Haft/Equities-Bladen Limited Partnership and Super Trak Corporation re: Bladen Plaza (662), herein incorporated by reference to Exhibit 10(rrrrr) filed with Fiscal 1993 Trak 10-K.

        10.45 Amendment of lease dated January 8, 1993 between Retail Lease Acquisition Limited Partnership and Trak Corporation re: Chantilly Plaza (609), herein incorporated by reference to Exhibit 10(sssss) filed with Fiscal 1993 Trak 10-K.

        10.46 Amendment of lease dated December 1, 1992 between Combined Properties/Montebello Limited Partnership and Super Trak re: Montebello (520), herein incorporated by reference to Exhibit 10(uuuuu) filed with Fiscal 1993 Trak 10-K.

        10.47 Third Amendment dated June 4, 1992 and Fourth Amendment dated June 15, 1992 to the Lease agreement between Combined Properties Limited Partnership and Crown Books Corporation re: Greenbriar Town Center
                          (104), herein incorporated by reference to Exhibit 10(sssss) filed with Crown Books Corporation Fiscal Year 1992 Form 10-K No. 0-11457 ("Fiscal 1993 Crown 10-K").

        10.48 Third Amendment dated June 17, 1992 to the Lease agreement between Combined Properties Limited Partnership and Jumbo Food Stores MD., Inc., Re:
                          Enterprise Plaza (incorporated by reference to Dart Fiscal Year 1993 10-K).

        10.49 Lease agreement dated November 1, 1990 between Penn Daw Associates Limited Partnership (A Haft Controlled Entity) and Shoppers Food Warehouse VA Corporation, the First Amendment dated February 13, 1991 Re: Penn Daw Shopping Center (incorporated by reference to Dart Fiscal Year 1993 10-K).

        10.50 Amendment of lease dated February 4, 1993 between Retail Lease Acquisition Limited Partnership and Super Trak re: College Plaza (610), herein incorporated by reference to Exhibit 10 (wwwww) filed with Trak Auto Corporation Fiscal Year 1995 Form 10-K No 0-12202 ("Fiscal 1995 Trak 10-K").

        10.51 Amendment of lease dated September 13, 1993 between Combined Properties Limited Partnership and Super Trak re: Fair City Mall (605), herein incorporated by reference to Exhibit 10(xxxxx) filed with Fiscal 1995 Trak 10-K.

        10.52 Amendment of lease dated September 13, 1993 between Combined Properties Limited Partnership and Super Trak re: Maryland City (623), herein incorporated by reference to Exhibit 10(yyyyy) filed with Fiscal 1995 Trak 10-K.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)


        10.53 Second Amendment of lease dated March 31, 1995 between Combined Properties Limited Partnership and Super Trak Corporation re: Oxon Hill (606), herein incorporated by reference to Exhibit 10 (zzzzz) filed with Fiscal 1995 Trak 10-K.

        10.54 Lease Amendment dated November 22, 1993 between Combined Properties Limited Partnership and Super Trak Corporation re: Landmark (658), herein incorporated by reference to Exhibit 10(A) filed with Fiscal 1995 Trak 10-K.

        10.55 Second Amendment of Lease dated August 19, 1993 and Third Amendment of lease dated August 30, 1993 between Combined Properties Limited Partnership and Super Crown Books Corporation re: Landmark (165), herein incorporated by reference to Exhibit 10(wwwww) filed with Crown Books Corporation Fiscal Year 1995 Form 10-K No. 0-11457 ("Fiscal 1995 Crown 10-K").

        10.56 Lease Agreement dated August 19, 1993 between Retail Lease acquisition Limited Partnership and Super Crown Books Corporation re: White Flint Plaza (132), herein incorporated by reference to Fiscal 1995 Crown 10-K.

        10.57 Agreement dated August 16, 1993 between Combined Properties Limited Partnership and Total Beverage Corp. and First Amendment of Lease dated February 24, 1995 re: Landmark (203) (incorporated by reference to Dart Fiscal Year 1995 Form 10-K).

        10.58 Trak Auto 1993 Stock Option Plan, herein incorporated by reference to Exhibit 10(vvvvv) filed with Fiscal 1995 10-K.

        10.59 Crown Books 1993 Stock Option Plan, herein incorporated by reference to Exhibit 10(yyyyy) filed with Fiscal 1995 Crown 10-K.

        10.60 Amendment of lease dated June 30, 1994 between Combined Properties Limited Partnership and Super Trak Corporation re: Bradlick (629), herein incorporated by reference to Exhibit 10.45 filed with Trak Auto Corporation Fiscal Year 1996 Form 10-K No. 0-12202 ("Fiscal 1995 Trak 10-K").

        10.61 Employment Agreement between R. Keith Green and Trak Auto Corporation dated January 25, 1995, herein incorporated by reference to Exhibit 10.46 to Fiscal 1995 Trak 10-K.

        10.62 Tax Allocation Agreement dated December 27, 1994 between Dart Group Corporation and Trak Auto Corporation, herein incorporated by reference to
                          Exhibit 10.47 to Fiscal 1996 Trak 10-K.

        10.63 Loan Agreement dated February 6, 1995 between Dart Group Corporation and Trak Auto Corporation, herein incorporated by reference to Exhibit 99(a)(16) to Amendment No. 2 to Trak Auto

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)


                          Corporation Statement on Schedule 13E-4/A, Commission File No. 5-34497, filed with the Commission on February 6, 1995.

        10.64 Employment Agreement between Dennis N. Weiss and Dart Group Corporation dated January 25, 1995, herein incorporated by reference to Exhibit 10.94 filed with Dart Group Corporation Fiscal year 1995 Form 10-K ("Fiscal 1996 Dart 10-K").

        10.65 Form of Indemnification Agreement dated as of September 21, 1994 by and between Dart Group Corporation and each of Ronald S. Haft, Herbert H. Haft, Douglas M. Bregman, Bonita Wilson, H. Ridgely Bullock and Larry G. Schafran, herein incorporated by reference to Exhibit 10.95 filed with Fiscal 1995 Dart 10-K.

        10.66 Settlement Agreement, dated as of October 6, 1995, by and between Dart Group Corporation and Ronald S. Haft (incorporated by reference to Exhibit 10.1 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

        10.67 Buy/Sell/Offering Agreement, dated as of October 6, 1995, by and between Dart Group Corporation and Ronald
                          S. Haft (incorporated by reference to Exhibit 10.2 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

        10.68 Mutual Release, dated as of October 6, 1995, by and between each of Dart Group Corporation, Crown Books Corporation, Trak Auto Corporation, Cabot-Morgan Real Estate Company, Dart/SFW Corporation, and each of Ronald S. Haft and Combined Properties, Inc. (incorporated by reference to Exhibit 10.13 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

        10.69 Real Estate Master Agreement, dated as of October 6, 1996, by and among Ronald S. Haft, Dart Group Corporation and Cabot-Morgan Real Estate Company (incorporated by reference to Exhibit 10.14 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

        10.70 Escrow and Security Agreement, dated as of October 6, 1996, by and among Ronald S. Haft, certain of his affiliates, Dart Group Corporation, Cabot-Morgan Real Estate Company and Settlement corp, as escrow agent (incorporated by reference to Exhibit 10.15 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

        10.71 Purchase Agreement [Warehouse Partnership Interests], dated October 6, 1995, by and between Ronald S. Haft and Dart group Corporation (incorporated by reference to Exhibit 10.17 to the Current Report of Dart Group Corporation on Form 8-K filed on October 10, 1995).

        10.72             Financing Agreement dated September 12, 1996 between
                          Crown Books

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)


                          Corporation and The CIT Group/Business Credit, Inc. (herein incorporated by reference to Exhibit 10.1 filed with Crown Books Corporation Form 10-Q filed September 16, 1996).

        10.73 Financing Agreement dated December 18, 1996 between Trak Auto Corporation and The CIT Group/Business Credit, Inc. (herein incorporated by reference to Exhibit 10.48 filed with Trak Auto Corporation's Form 10-K for the year ended February 1, 1997.

        10.74 Employment Agreement, dated September 16, 1996, between Mark A. Flint and Dart Group Corporation (herein incorporated by reference to Dart Group Corporation Form 10-Q filed September 16, 1996).

        10.75 Employment Agreement, dated May 22, 1995, between Terry J. Sharp and Dart Group Corporation (here in incorporated by reference to Exhibit 10.93 to Dart Group Corporation Form 10-K for the year ended January 31, 1997).

        10.76 Settlement Agreement, dated August 18, 1997, by and among Dart Group Corporation, Crown Books Corporation, Trak Auto Corporation, SFW Holding Corp. and Shoppers Food Warehouse Corp. and Robert M. Haft, Gloria G. Haft and Linda G. Haft (incorporated by reference to
                          Exhibit 99.2 to Dart's Form 8-K filed on August 19,
                          1997).

        10.77 Employment Agreement dated August 18, 1997 between Shoppers Food Warehouse Corp. and William White (incorporated by reference Exhibit 10.2 to Dart Form 10-Q filed September 15, 1997).

        10.78 Settlement Agreement dated October 17, 1997 between Dart Group Corporation and Herbert H. Haft (incorporated by reference Exhibit 99.2 to Dart Form 8-K filed October 31,1997).

        10.79 First Supplemental Settlement Agreement dated as of October 15, 1997 made by and among Ronald S. Haft and Dart Group Corporation (incorporated by reference to
                          Exhibit 99.3 to Dart Form 8-K filed October 31, 1997).

        10.80 Second Supplemental Settlement Agreement dated as of October 15, 1997 between Ronald S. Haft and Dart Group Corporation (incorporated by reference to Exhibit 99.4 to Dart 8-K filed October 31, 1997).

        10.81 Form of Indemnification Agreement dated as of November 20, 1997, incorporated by reference to Item 9.- Exhibit to Dart's Form 14D-9 filed April 15, 1997).

        10.82 Employment Agreement between Anna L. Currence and Crown Books Corporation dated January 12, 1998 (incorporated by reference to Exhibit 10.21 filed with Crown Books Corporation Fiscal Year 1998 Form 10-K No. 0-11457).

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)


        10.83 Employment Agreement dated December 15, 1997 between Dale A. Morris and Dart Group Corporation.

        10.84 Revolving Loan and Security Agreement dated December 22, 1997 between Shoppers Food Warehouse Corp. and Heller Financial, Inc. as agent and as lender (incorporated by reference to Exhibit 10.2 to Shoppers Food Warehouse Corp. Form 10-K for the year ended January 31, 1998).

        10.85 Amended to Buy/Sell Offering Agreement, dated as of January 30, 1998, by and between Dart Group Corporation and Ronald S. Haft (incorporated by reference to Exhibit 99.2 to Dart Form 8-K filed February 18, 1998).

        10.86 Employment Agreement dated February 12, 1998 between Richard B. Stone and Dart Group Corporation and Promissory Note from Richard B. Stone to Dart Group Corporation.

        10.87 Rights Agreement dated February 17, 1998 between Dart Group Corporation and the Bank of New York (incorporated by reference to Exhibit 1 to Dart Form 8-A filed February 18, 1998).

        10.88 Amended and Restated Loan Agreement dated April 28, 1998 between Dart Group Corporation and Trak Auto Corporation and Pledge Agreement between Dart Group Corporation and Trak Auto Corporation dated January 27, 1998 (incorporated by reference to Exhibit 10.46 filed with Trak Auto Corporation Form 10-K for the year ended January 31, 1998).

        10.89 Promissory Notes dated September 26, 1997 and January 28, 1998 from Dart Group Corporation to Shoppers Food Warehouse Corporation (incorporated by reference to Exhibit 10.3 filed with Shoppers Food Warehouse Corp. Form 10-K for the year ended January 31, 1998.

        11                Statement on Computation of Per Share Earnings.

        21                Subsidiaries of Dart.

        23                Consent of Independent Public Accountants.

        27                Financial Statement Schedules

                          Note: Dart Drug Corporation changed its name to Dart Group Corporation on July 3, 1984.

(b) Reports on Form 8-K - During the fourth quarter of fiscal year ended January 31, 1998 Dart filed one Current Reports on Form 8-K.

        1. Dart filed a Current Report on Form 8-K on December 23, 1997 reporting under Item 2 (Acquisition or Disposition of Assets) the closing of the sale of Trak Auto's California operations.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)


                          Subsequent to January 31, 1998, Dart filed two Current Reports on Form 8-K.

        1. Dart filed a Current Report on Form 8-K on February 18, 1998 reporting under Item 1. (Changes in Control of Registrant) and Item 5 (other events) the closing of a settlement agreement with Herbert H. Haft and a supplemental agreement with Ronald S. Haft, Dart's repurchase of Ronald S. Haft's stock held in a voting trust and Dart granting its Class A Common Stock voting power.

        2. Dart filed a Current Report on Form 8-K on April 9, 1998 reporting under Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) that Dart and Richfood Holdings, Inc. Had entered into an agreement of merger.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DART GROUP CORPORATION


Date: May 1, 1998                       By:  Richard B. Stone
      -----------                            ----------------------------------
                                             Richard B. Stone
                                             Chairman of the Board of Directors
                                               and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: May 1, 1998                       By:  Richard B. Stone
      -----------                            ----------------------------------
                                             Richard B. Stone
                                             Chairman of the Board of Directors
                                               and Chief Executive Officer


Date: May 1, 1998                            Howard M. Metzenbaum
      -----------                            ----------------------------------
                                             Howard M. Metzenbaum
                                             Director


Date: May 1, 1998                            Harry M. Linowes
      -----------                            ----------------------------------
                                             Harry M. Linowes
                                             Director


Date: May 1, 1998                            Mark A. Flint
      -----------                            ----------------------------------
                                             Mark A. Flint
                                             Senior Vice President, Chief
                                               Financial Officer and Treasurer

                     DART GROUP CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX


Exhibit

3.2               Bylaws, amended and restated as of February 16, 1998.

10.83 Employment Agreement dated December 15, 1997 between Dale A. Morris and Dart Group Corporation.

10.86 Employment Agreement dated February 12, 1998 between Richard B. Stone and Dart Group Corporation and
                  Promissory Note from Richard B. Stone to Dart Group
                  Corporation.

11                Statement on Computation of Per Share Earnings.

21                Subsidiaries of Dart Group Corporation.

23                Consent of Independent Public Accountants.

27                Financial Data Schedules